Form 10-Q
period 2000-06-30
COOLSAVINGS COM INC
filed 2000-08-11
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 000-30199


                              coolsavings.com inc.
             (Exact name of registrant as specified in its charter)


                 Michigan                                38-3216102
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


       360 N. Michigan Avenue Suite 1900
               Chicago, Illinois                           60601
     Address of principal executive offices               Zip Code

       Registrant's telephone number, including area code: (312) 224-5000

Former name, former address and former fiscal year, if changed since last report
            8755 West Higgins Road Suite 100 Chicago, Illinois 60631

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes                No   X
                                ----              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding at July 31, 2000
--------------------------                        ----------------------------
Common stock, no par value                                39,093,660
                              coolsavings.com inc.

                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I      FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Condensed Balance Sheets
               June 30, 2000 and December 31, 1999                        F-2

             Condensed Statements of Operations
               Three and Six Months
               Ended June 30, 2000 and 1999                               F-3

              Condensed Statement of Changes
                in Stockholders' Equity
                Six Months Ended June 30,  2000                           F-4

             Condensed Statements of Cash Flows
                Six Months Ended June 30, 2000 and 1999                   F-5

             Notes to Condensed Financial Statements                      F-6


  Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations              F-10


  Item 3.    Quantitative and Qualitative Disclosures
               About Market Risk                                          F-16


PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                            F-17

  Item 2.    Changes in Securities and Use of Proceeds                    F-18

  Item 4.    Submission of Matters to a Vote of Security Holders          F-19

  Item 6.    Exhibits and Reports on Form 8-K                             F-19


             SIGNATURES                                                   F-20

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                              COOLSAVINGS.COM INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                    June 30,    December 31,
                                                                       2000          1999
                                                                 -------------  ------------

                                    ASSETS

Current assets:
Cash and cash equivalents                                         $ 26,110,000    $ 17,489,000
Restricted cash                                                        100,000          95,000
Accounts receivable, net of allowance of
    $617,000 and $118,000 at June 30, 2000
    and December 31, 1999, respectively                              6,499,000       4,382,000
Prepaid advertising                                                    935,000       2,787,000
Prepaid assets                                                         697,000         290,000
Other assets                                                           453,000         498,000
                                                                  ------------    ------------
                    Total current assets                            34,794,000      25,541,000
                                                                  ------------    ------------

Property and equipment                                               9,192,000       4,985,000
Less accumulated depreciation and  amortization                     (1,627,000)       (936,000)
                                                                  ------------    ------------
                                                                     7,565,000       4,049,000

Intangible assets, patents and licenses,
     net of accumulated amortization of $41,000                        784,000            --
                                                                  ------------    ------------
Total assets                                                      $ 43,143,000    $ 29,590,000
                                                                  ============    ============


                                 LIABILITIES
Currrent liabilities:
Accounts payable, including amounts
     due to related parties of $293,000
     and $25,000 at June 30, 2000 and
     December 31, 1999, respectively                              $  5,518,000    $  2,345,000
Cash overdraft                                                         506,000            --
Accrued marketing expense                                            2,565,000       1,057,000
Other accrued liabilities                                            2,374,000         775,000
Deferred revenue                                                     1,126,000         418,000
Current maturities of long-term debt                                 1,070,000         247,000
Convertible subordinated notes payable,
  including $3,562,000 due to related parties                             --         4,996,000
                                                                  ------------    ------------
                    Total current liabilities                       13,159,000       9,838,000
                                                                  ------------    ------------
Long-term debt, less current  maturities                             2,384,000         632,000
                                                                  ------------    ------------

Commitments and contingencies

                             STOCKHOLDERS' EQUTIY
Series A convertible preferred stock,
     no par value, 5,000 shares  authorized,
     zero shares and 2,197.650 shares issued and
     outstanding at June 30, 2000 and December 31, 1999
     (liquidation preference of $9,100.63 per share)                      --              --
Common stock, no par value,  69,000,000 shares authorized,
     39,093,660 shares and 31,715,449 shares issued and
     outstanding at June 30, 2000 and December 31, 1999             73,659,000      27,845,000
Additional paid-in capital                                            (149,000)     15,204,000
Deferred stock compensation                                         (1,980,000)           --
Accumulated deficit                                                (40,413,000)    (21,112,000)
Notes receivable from related  parties                              (3,517,000)     (2,817,000)
                                                                  ------------    ------------
Total stockholders' equity                                          27,600,000      19,120,000
                                                                  ------------    ------------
Total liabilities and stockholders' equity                        $ 43,143,000    $ 29,590,000
                                                                  ============    ============


The accompanying notes are an integral part of the condensed financial statements.

                              COOLSAVINGS.COM INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                         2000            1999            2000            1999
                                                    ------------    ------------    ------------    ------------

Net revenues                                        $  8,948,000    $  2,075,000    $ 17,034,000    $  2,965,000
Cost of revenues                                       1,363,000         343,000       2,432,000         599,000
                                                    ------------    ------------    ------------    ------------
Gross profit                                           7,585,000       1,732,000      14,602,000       2,366,000

Operating expenses:
     Sales and marketing                              10,184,000       1,819,000      20,449,000       3,144,000
     Product development                               2,897,000       1,129,000       4,502,000       2,127,000
     General and administrative, exclusive of
          compensation related to stock options        3,874,000       1,281,000       6,734,000       2,286,000
     Compensation related to stock options               990,000            --         1,980,000            --
                                                    ------------    ------------    ------------    ------------
Total operating expenses                              17,945,000       4,229,000      33,665,000       7,557,000
                                                    ------------    ------------    ------------    ------------

Loss from operations                                 (10,360,000)     (2,497,000)    (19,063,000)     (5,191,000)

Other income (expense):
     Interest and other income                           360,000         124,000         578,000         200,000
     Interest expense                                   (118,000)        (19,000)       (261,000)        (25,000)
     Interest expense representing beneficial
          coversion feature of subordinated notes       (555,000)           --          (555,000)           --
                                                    ------------    ------------    ------------    ------------
                                                        (313,000)        105,000        (238,000)        175,000
                                                    ------------    ------------    ------------    ------------

Loss before income taxes                             (10,673,000)     (2,392,000)    (19,301,000)     (5,016,000)
Income taxes                                                --              --              --              --
                                                    ------------    ------------    ------------    ------------
Net loss                                             (10,673,000)     (2,392,000)    (19,301,000)     (5,016,000)
Deemed dividend representing the
     beneficial conversion feature
     of preferred stock                              (14,901,000)           --       (19,868,000)           --
                                                    ------------    ------------    ------------    ------------
Loss applicable to common shareholders              $(25,574,000)   $ (2,392,000)  $ (39,169,000)   $ (5,016,000)
                                                    ============    ============    ============    ============


Basic and diluted net loss per share                $      (0.72)   $      (0.08)   $      (1.17)   $      (0.18)
                                                    ============    ============    ============    ============

Weighted average shares used in the calculation
     of basic and diluted net loss per share          35,281,040      30,488,448      33,503,310      27,883,439
                                                    ============    ============    ============    ============



















The accompanying notes are an integral part of the condensed financial statements.

                              COOLSAVINGS.COM INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                          Preferred Stock                Common Stock            Additional
                                       -----------------------   -----------------------------     Paid-in
                                         Shares      Amount         Shares          Amount         Capital
                                       -----------  ----------   --------------  -------------  --------------

Balances,  January 1, 2000              2,197.650       --          31,715,449    $27,845,000    $ 15,204,000
Issuances of common stock,
   net of issuance costs                                             3,300,000     19,625,000
Common stock issued for
   convertible preferred stock         (2,197.650)                   2,822,096     19,868,000
Deemed dividend representing the
   beneficial conversion feature
   of preferred stock                                                                             (19,868,000)
Common stock issued for
   convertible subordinated notes                                      793,068      4,996,000
Deemed dividend representing the
   beneficial conversion feature
   of convertible subordinated notes                                                                  555,000
Deferred stock compensation                                                                         3,960,000
Compensation expense recognized
Issue common stock for patent rights                                    83,334        500,000
Exercise of stock options                                              379,730        825,000
Redemption of fractional shares                                            (17)
Net loss
                                       -----------  ----------   --------------  -------------  --------------
Balances,  June 30,  2000                  --           --          39,093,660    $73,659,000      $ (149,000)
                                       ===========  ==========   ==============  =============  ==============


















The accompanying notes are an integral part of the condensed financial statements.

                              COOLSAVINGS.COM INC.
             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY - continued
                                   (Unaudited)





                                                                             Notes
                                          Deferred                         Receivable         Total
                                           Stock         Accumulated      From Related     Stockholders'
                                         Compensation       Losses          Parties           Equity
                                        -------------  ---------------  ---------------  ---------------

Balances,  January 1, 2000                               $(21,112,000)    $ (2,817,000)     $19,120,000
Issuances of common stock,
   net of issuance costs                                                                     19,625,000
Common stock issued for
   convertible preferred stock                                                               19,868,000
Deemed dividend representing the
   beneficial conversion feature
   of preferred stock                                                                       (19,868,000)
Common stock issued for
   convertible subordinated notes                                                             4,996,000
Deemed dividend representing the
   beneficial conversion feature
   of convertible subordinated notes                                                            555,000
Deferred stock compensation             $(3,960,000)                                                  -
Compensation expense recognized           1,980,000                                           1,980,000
Issue common stock for patent rights                                                            500,000
Exercise of stock options                                                     (700,000)         125,000
Redemption of fractional shares                                                                        -
Net loss                                                  (19,301,000)                      (19,301,000)
                                       -------------   ---------------  ---------------  ---------------
Balances,  June 30,  2000               $(1,980,000)     $(40,413,000)     $(3,517,000)     $27,600,000
                                       =============   ===============  ===============  ===============



























The accompanying notes are an integral part of the condensed financial statements.

                                       F-4a

                                  COOLSAVINGS.COM INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                 -----------------------------
                                                                      2000             1999
                                                                 ------------     ------------
Cash flows used in operating activities:
Net loss                                                        $ (19,301,000)    $ (5,016,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                                    808,000          211,000
     Loss on disposal of property and equipment                        99,000             --
     Stock option compensation                                      1,980,000             --
     Provision for doubtful accounts                                  562,000           11,000
     Amortization of prepaid advertising                              857,000             --
     Amortization of debt discount                                    555,000             --
Changes in assets and liabilities:
     Increase in restricted cash                                       (5,000)            --
     Increase in accounts receivable                               (2,679,000)        (977,000)
     (Increase) decrease in prepaid and other current assets          633,000         (575,000)
     Increase in accounts payable                                   2,641,000          889,000
     Increase in deferred revenue                                     708,000          171,000
     Increase in accrued and other liabilities                      3,094,000          698,000
                                                                 ------------     ------------
Net cash flows used in operating activities                       (10,048,000)      (4,588,000)
                                                                 ------------     ------------

Cash flows used in investing activities:
Purchases of property and equipment                                (4,383,000)        (849,000)
Cash paid for intangible assets                                      (325,000)            --
Capitalized software costs                                               --           (492,000)
                                                                 ------------     ------------
Net cash used in investing activities                              (4,708,000)      (1,341,000)
                                                                 ------------     ------------

Cash flows from financing activities:
Advances on notes payable                                                --            263,000
Repayment of short-term debt                                         (116,000)            --
Increase in cash overdraft                                            506,000             --
Proceeds from long-term borrowings                                  2,692,000             --
Proceeds from exercise of stock options                               125,000             --
Proceeds from convertible notes payable                                  --          1,500,000
Proceeds from issuance of common stock                             23,100,000        8,500,000
Cash paid for issuance costs                                       (2,930,000)            --
                                                                 ------------     ------------
Net cash provided by financing activities                          23,377,000       10,263,000
                                                                 ------------     ------------

Net increase in cash                                                8,621,000        4,334,000
Cash and cash equivalents, beginning of period                     17,489,000        4,895,000
                                                                 ------------     ------------
Cash and cash equivalents, end of period                         $ 26,110,000     $  9,229,000
                                                                 ============     ============

Non-cash investing and financing activity:
     Common stock issued in exchange
         for patent rights                                       $    500,000             --
     Common stock issued for
         convertible preferred stock                             $ 19,868,000             --
     Common stock issued for
         convertible subordinated notes                          $  4,996,000             --
     Issuance of common stock in exchange
         for stockholder notes upon exercise
         of stock options and warrants                           $    700,000     $  2,315,000
     Issuance of common stock
         in exchange for advertising                                     --       $  3,000,000







The accompanying notes are an integral part of the condensed financial statements.

                              COOLSAVINGS.COM INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Basis of Presentation

     coolsavings.com inc. (the "Company") is a provider of e-marketing solutions used by offline and online advertisers to build one-to-one customer relationships. The Company's advertisers include national and local brick-and-mortar retailers, online merchants, consumer packaged goods manufacturers and leading service providers. The Company has built a total infrastructure solution that delivers multiple incentive and promotional strategies, including targeted coupons and e-mail, loyalty points, category newsletters, rebates, savings notices, samples, gift certificates and trial offers.

     The Company has sustained significant net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, bank financing, or other sources of capital. During 1999, the Company raised approximately $33.0 million from sales of common stock, preferred stock and convertible subordinated notes. In January 2000, the Company obtained a line of credit facility providing for borrowings of up to $6.5 million and in May 2000 the Company completed an initial public offering of shares of its common stock resulting in proceeds to the Company of approximately $20.0 million, after deducting underwriters discounts and commissions and other related offering expenses. Management believes current working capital and other funding sources are sufficient to fund operations through the year 2000.

     On April 7, 2000 the Board of Directors approved a 1,150 for 1 common stock split. All share and per share amounts have been retroactively restated to reflect the split. On April 7, 2000, the Company's articles of incorporation were restated to increase the authorized capital stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

     These condensed financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's prospectus related to its initial public offering. Accordingly, these financial statements should be read in conjunction with the financial statements and related notes in the Company's prospectus related to its initial public offering. The condensed balance sheet as of December 31, 1999 appearing herein was derived from the audited financial statements in such prospectus.

     In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of June 30, 2000, and the results of operations and changes in cash flows for the six month periods ended June 30, 2000 and 1999. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

2.       Initial Public Offering

     On May 19, 2000 the Company completed its initial public offering ("IPO") in which the Company sold 3,300,000 shares of its common stock, resulting in proceeds to the Company of approximately $20.0 million, after deducting underwriters discounts and commissions and other related offering expenses.

     During 1999, the Company issued $4,996,384 of unsecured convertible subordinated notes with interest at a rate of 10.0% per annum. Upon the closing of the Company's IPO, all of the convertible subordinated notes automatically converted into 793,068 shares of common stock, based on the principal amount due divided by 90% of the public offering price established in the IPO.

     Based on the conversion ratio of the convertible subordinated notes, management has determined that the discount received by the note holders constitutes a beneficial conversion feature under the Emerging Issues Task Force ("EITF") Issue 98-5. The value of the beneficial conversion feature was computed at $555,000 and was recorded by the Company as additional paid in capital and interest expense upon the completion of the IPO.

                              COOLSAVINGS.COM INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)


     In December 1999, the Company issued 2,197.650 shares of no par value Series A convertible preferred stock ("Convertible Preferred") at a price of $9,100.63 per share and received proceeds of $20.0 million. The Company incurred $132,000 of issuance costs. Upon the closing of the Company's IPO, the entire Convertible Preferred automatically converted into 2,822,096 shares of the Company's common stock.

     The EITF Issue 98-5 requires that beneficial conversion features present in the terms of convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the value of that feature to additional paid-in capital. The value of the beneficial conversion feature related to the preferred stock offering is in excess of the $19.9 million net proceeds. Accordingly, the Company has allocated the full amount of net proceeds to the beneficial conversion feature and recorded $19.9 million as additional paid in capital as of December 31, 1999. The beneficial conversion feature was recognized through accretion using the interest method as a deemed dividend during 2000 until the conversion resulting from the IPO. Accordingly, the Company recorded deemed dividends of approximately $14.9 million and $19.9 million during the three and six months ended June 30, 2000.


3.   Related Party Transaction

     On April 3, 2000, the Company's Chairman and Chief Executive Officer exercised his vested options to purchase 322,000 shares of the Company's common stock in exchange for the delivery of a $700,000 promissory note. The note provides for interest at the rate of 6.71% per annum, payable annually. The principal amount of the note and all unpaid interest is due on April 3, 2004. The note is collateralized by the shares of common stock issued upon exercise of the related stock options and the maker of the note is personally liable for up to 20% of the face value of the note, plus accrued interest.


4.   Bank Lines of Credit:

     At June 30, 2000 the Company had outstanding borrowings totaling $3,454,000 under its line of credit facilities at interest rates varying from 8.75% to 10.75%. The credit agreements provide for direct borrowings and letters of credit. At June 30, 2000, the Company maintained letters of credit totaling approximately $1.7 million to collateralize lease deposits on all of its office facilities. Borrowings under the credit agreements are collateralized by trade accounts receivable and fixed assets. At June 30, 2000, the Company had unused borrowings of approximately $1.4 million available under a line of credit facility. The line of credit agreements require certain minimum tangible capital funds and other financial ratios to be maintained. Additionally, under one credit facility, the Company may not purchase or retire any outstanding shares or alter or amend its capital structure without the prior consent of the lender. The Company was not in compliance with certain non-financial covenants of one of its credit facilities during 2000. Waivers of the respective covenants have been received from the lender.


5.   Commitments and Contingencies:

     Litigation: The Company is a defendant in business-related litigation. Management does not believe the outcome of such litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows. Effective June 30, 2000, the Company settled one patent infringement dispute. As a result of the settlement agreement, the Company will receive a series of future royalty payments and for licensing the use of its patent.

     Member Incentive Program: In March 2000, the Company entered into a two year agreement with a developer of web-based loyalty incentives programs. Under this agreement, the Company co-developed a custom loyalty program for its members using software that it licensed from the developer. The agreement commits the Company to spend at least $1.0 million on the program during the first year of the contract term and at least $2.0 on the program during the second year of the contract term.

                              COOLSAVINGS.COM INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)


6.    Earnings Per Share:

     Financial Accounting Standards Board ("FASB") Statement of Accounting Standards (SFAS) No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted earnings per share for the three and six months ended June 30, 2000 and 1999.

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                   ----------------------------    ----------------------------
                                                        2000            1999            2000            1999
                                                   ------------    ------------    ------------    ------------
Numerator:
   Net loss                                        $(10,673,000)   $ (2,392,000)   $(19,301,000)   $ (5,016,000)
   Deemed dividend relating to
      convertible preferred stock*                  (14,901,000)           --       (19,868,000)           --
                                                   ------------    ------------    ------------    ------------
   Net loss available to common stockholders       $(25,574,000)   $ (2,392,000)   $(39,169,000)   $ (5,016,000)
                                                   ============    ============    ============    ============

Denominator:
    Weighted average
       common shares                                 35,281,040      30,488,448      33,503,310      27,883,439
                                                   ============    ============    ============    ============
Earnings per share:
   Basic and diluted                               $      (0.72)   $      (0.08)   $      (1.17)   $      (0.18)
                                                   ============    ============    ============    ============

         * Represents a non-cash charge arising primarily from the automatic conversion of preferred stock into common stock upon the closing of the Company's IPO.

7.       Stock Option Compensation:

     On December 30, 1999, the Company entered into a termination and consulting agreement with its former President and Chief Operating Officer. In conjunction with the termination and consulting agreement, the Company agreed, effective January 6, 2000, to extend the expiration date of the former president and chief operating officer's options to purchase an aggregate of 661,250 shares of the Company's common stock at a price of $2.17 per share until the first anniversary of the termination of the consulting agreement. The extension of the stock option agreements resulted in a remeasurement of the compensation cost associated with the stock options. Accordingly, a total non-cash compensation charge of $3,960,000 will be recognized on a straight-line basis during 2000. The Company has recognized a $990,000 compensation charge during the second quarter of 2000 and the June 30, 2000 balance sheet reflects deferred stock compensation expense of $1,980,000. In addition, previously reported results for the first quarter of 2000 have been revised to include a $990,000 compensation charge applicable to this period. A summary of the revised first quarter 2000 results of operations and the effect on the components of stockholders' equity at March 31, 2000 is as follows:

                                    Three Months Ended March 31, 2000
                                    ---------------------------------
                                       Previously
                                        Reported       As Revised
                                      ------------    ------------
        Net revenues                  $  8,086,000    $  8,086,000
                                      ============    ============
        Loss from operations          $ (7,712,000)   $ (8,702,000)
                                      ============    ============
        Net loss                      $ (7,638,000)   $ (8,628,000)
                                      ============    ============
        Loss available to
            common shareholders       $(12,605,000)   $(13,595,000)
                                      ============    ============
        Basic and diluted loss
            per common share          $      (0.40)   $      (0.43)
                                      ============    ============

                              COOLSAVINGS.COM INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)



                                                          March 31, 2000
                                                   ----------------------------
                                                    Previously
                                                     Reported       As Revised
                                                   ------------    ------------

    Stockholders' Equity:
       Series A convertible preferred stock        $  4,967,000    $  4,967,000
       Common stock                                  27,948,000      27,948,000
       Additional paid-in capital                    14,197,000
                                                                     10,237,000
       Deferred stock compensation                         --        (2,970,000)
       Accumulated deficit                          (28,750,000)    (29,740,000)
       Notes receivable from related parties         (2,817,000)     (2,817,000)
                                                   ------------    ------------
    Total stockholders' equity                     $ 11,585,000    $ 11,585,000
                                                   ============    ============


8.   Recent Accounting Pronouncements

     In May 2000, the EITF released Issue 00-2, "Accounting for Web Site Development Costs". EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The Company plans to adopt the provisions of EITF 00-2 effective July 1, 2000. Our website development costs for all periods through June 30, 2000 have been expensed. The capitalization of a major portion of our website development costs could have a significant effect on the results of our operations in the remainder of fiscal year 2000 and future periods.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB
Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB
25. The Company has adopted the provisions of this pronouncement during the first quarter of 2000.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides additional guidance in applying generally accepted accounting principles for revenue recognition. We believe our revenue recognition policy is in compliance with SAB No. 101.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. As we do not have any derivative instruments or hedging activities, SFAS No. 133 is not expected to have a material effect on our financial results.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement

     This Report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those anticipated in any forward-looking statements as a result of numerous factors, many of which are described in the "Risk Factors" section in our prospectus filed with the SEC on May 22, 2000. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.


Overview

      We are a provider of e-marketing solutions used by offline and online advertisers to build one-to-one customer relationships. Our advertisers include national and local brick-and-mortar retailers, online merchants, consumer packaged goods manufacturers and leading service providers. We have built a total infrastructure solution that delivers multiple incentive and promotional strategies, including targeted coupons and e-mail, loyalty points, category newsletters, rebates, savings notices, samples, gift certificates and trial offers. We were incorporated in December 1994 as Interactive Coupon Marketing Group, Inc. and changed our corporate name to coolsavings.com inc. in November 1998. From inception through February 1997, our primary activities consisted of initiating sales and marketing efforts, developing our business model, building our software and hardware infrastructure, developing and protecting our intellectual property, raising capital and recruiting employees. We launched our web site in February 1997 and thereafter began generating revenues.

     We generate substantially all of our revenues by providing online marketing, or e-marketing, services to our advertisers. Approximately 1% of our revenues are generated from royalty and license fees and other miscellaneous sources. We charge our advertisers on a variety of bases, the most common of which include:

     o the number of offers delivered to members, commonly sold on a cost per thousand, or CPM, basis;

     o the number of times members click on an incentive linking the member to the advertiser's web site (known as a click-through response);

     o    the number of purchases made or qualified leads generated; and

     o    the number of registered members in our database.

     Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and include earlier termination provisions.

     Our revenues for each period depend on a number of factors, including the number of advertisers sending promotional offers to our members, the size of our membership base and the responsiveness of our members to each promotion. We believe that our revenues will be subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns.

     Our cost of revenues consists primarily of Internet connection charges, web site equipment depreciation, salaries of operations personnel, fulfillment costs related to member loyalty incentives and other related operations costs. We have recently expanded, and expect to continue to expand significantly, our web server capacity and our investment in data mining tools and personnel. This requires us to commit relatively large fixed expenses in advance of potential future revenues. As a result, we expect to incur higher cost of revenues during future periods. We have added, and anticipate that we will continue to add, new advertisers, necessitating this investment in infrastructure. Due to these anticipated increases in our web server capacity and other infrastructure expenditures, our fixed costs to operate our business will rise and our gross profit will suffer in the near term until increased revenues are realized. The demand for our services is subject to seasonal variations. We will likely experience declines in our gross margin from quarter to quarter.

     We have incurred significant losses since our inception. As of June 30, 2000, our accumulated deficit was approximately $40.4 million. We expect to continue to incur significant operating losses and capital expenditures. In particular, we expect to invest heavily in sales and marketing activities, hiring new personnel, enhancing services and technology, expanding and relocating facilities and defending intellectual property rights.


Results of Operations

     The following is a table of our results of operations for the three and six months ended June 30, 2000 and 1999 expressed as a percentage of net revenues represented by each line item. Figures below are rounded to the nearest whole percentage, and thus line items representing subtotal and total percentages may differ, due to rounding, from the sum of the percentages for each line item.

                                             Three Months         Six Months
                                            Ended June 30 ,     Ended June 30,
                                           ---------------     ---------------
                                            2000      1999      2000      1999
                                           -----     -----     -----     -----
    Net revenues                           100.0%    100.0%    100.0%    100.0%
    Cost of revenues                        15.2      16.5      14.3      20.2
                                           -----     -----     -----     -----
    Gross profit (loss)
                                            84.8      83.5      85.7      79.8
    Operating expenses:
       Sales and marketing                 113.8      87.7     120.0     106.0
       Product development                  32.4      54.4      26.4      71.7
       General and administrative           43.3      61.7      39.5      77.1
       Stock option compensation            11.1       --       11.6       --
                                           -----     -----     -----     -----
       Total operating expenses            200.6     203.8     197.5     254.8
                                           -----     -----     -----     -----

    Loss from operations                  (115.8)   (120.3)   (111.8)   (175.0)
    Other income:
       Interest income (expense), net       (3.5)      5.0      (1.4)      5.9
                                           -----     -----     -----     -----
    Net loss                              (119.3)%  (115.3)%  (113.2)%  (169.1)%
                                           =====     =====     =====     =====



Three Months Ended June 30, 2000 and 1999

   Net Revenues

     Net revenues increased 331% to $8.9 million in the three months ended June 30, 2000 from $2.1 million in the three months ended June 30, 1999. The revenue increase was attributable to our continued ability to rapidly expand our member base, to sign up additional offline and online advertisers, and to expand programs with existing advertisers into more comprehensive promotion programs, including targeted e-mail, category newsletters, printable coupons, e-coupons, savings notices, rebates, lead generation, loyalty points and free samples. Our member base grew to over 8.4 million registered members at June 30, 2000 from approximately 3.3 million at June 30, 1999.


   Gross Profit

     Gross profit increased to $7.6 million in the three months ended June 30, 2000, from $1.7 million in the three months ended June 30, 1999. Gross profit increased as a percentage of net revenues to 84.8% in the three months ended June 30, 2000, from 83.5% in the three months ended June 30, 1999. The absolute dollar increase in gross profit and the increase in gross profit as a percentage of net revenues is a result of net revenues increasing more rapidly than cost of revenues, which consists primarily of Internet connection charges, web site equipment depreciation, salaries of operations personnel and other related operations costs.


   Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising, salaries of sales and marketing personnel, commissions paid to our sales personnel and other marketing related expenses. Sales and marketing expenses increased to $10.2 million, or 114% of net revenues, in the three months ended June 30, 2000, from $1.8 million, or 87.7% of net revenues, in the three months ended June 30, 1999. The $8.4 million increase in sales and marketing expenses was primarily due to increased expenses associated with promotional and marketing efforts, the hiring of additional sales and marketing personnel and increased sales commissions. Our promotional and marketing efforts included online advertising, such as banner advertisements on high-traffic web sites, used to acquire member registrations. This online advertising is placed primarily with operators of high-traffic web sites who are paid a fee on the basis of each member registration we receive, each impression delivered or each click-through to our web site. We also place some online advertising with operators of lower traffic web sites that generally receive a fee for each member registration we receive. Fees to operators of web sites are expensed in the periods incurred. Our promotional and marketing efforts also include offline advertising, consisting of cable television and trade print advertising. Despite our significant growth in net revenues, sales and marketing expenses increased as a percentage of net revenues due to our offline advertising efforts during fiscal year 2000. We spent approximately $7.0 million combined on online and offline advertising during the three months ended June 30, 2000 as compared to approximately $900,000 during the three months ended June 30, 1999. The majority of the increase in advertising was for our offline advertising program. Our advertising program has increased our brand awareness which, along with a more cost effective mix of online and offline advertising, has resulted in a significant reduction in the average cost of registering new members during fiscal year 2000. During the three months ended June 30, 2000, our blended member acquisition costs (blended costs include both online and offline advertising) were $3.71 per member as compared to $5.14 per member in the three months ended March 31, 2000 and $8.15 per member in the three months ended December 31, 1999. We expect our brand recognition will permit us to continue to pursue a more cost effective customer acquisition strategy with reduced emphasis on more costly offline advertising.


     Product  Development.  Product  development  expenses consist  primarily of salaries of software development personnel and expenditures related to third-party technical consultants. Product development expenses increased to $2.9 million, or 32.4% of net revenues, in the three months ended June 30, 2000, from $1.1 million, or 54.4% of net revenues, in the three months ended June 30, 1999. The absolute dollar increase in product development expenses was primarily due to expenditures related to third-party technical consultants and the hiring of additional personnel to enhance the features and functionality of our web site. In recent months, the company has aggressively increased its recruiting of software development personnel to reduce the use of more costly third-party technical consultants. Product development expenses decreased as a percentage of net revenues due to the growth in net revenues. To date, all product development expenditures have been expensed as incurred.

     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, facilities, professional services, including legal expenses relating to protection of our patent rights, travel and other general corporate expenses. General and administrative expenses increased to $3.9 million, or 43.3% of net revenues, in the three months ended June 30, 2000, from $1.3 million, or 61.7% of net revenues, in the three months ended June 30, 1999. The absolute dollar increase in general and administrative expenses was primarily due to the hiring of additional personnel to support the growth of our business, recruiting costs related to filling key management positions and legal fees. General and administrative expenses decreased as a percentage of net revenues due to the growth in net revenues. In recent months we have incurred higher occupancy expense associated with our move to larger office space and we have expanded our administrative systems to support our planned growth and operations as a public company.

     Stock Option Compensation. As discussed in Note 7 to our condensed financial statements, we have recognized a stock option compensation charge of $990,000 during the second quarter of 2000.

     Other income (expense), net. In the three months ended June 30, 2000 we incurred net interest expense of $313,000 as compared to net interest income of $105,000 in the three months ended June 30, 1999. Upon the closing of the our IPO, our convertible subordinated notes (plus any accrued but unpaid interest) automatically converted into shares of our common stock based on the principal divided by 90% of the public offering price. Based on the conversion ratio of the convertible subordinated notes, we determined that the discount received by the note holders constituted a beneficial conversion feature under the EITF Issue 98-5. The value of the beneficial conversion feature was computed at $555,000 and was recorded by the Company as additional paid in capital and interest expense upon the completion of the IPO.


   Income Taxes

     As of December 31, 1999, we had approximately $23.5 million of federal and state net operating loss carryforwards, which may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire beginning in 2018. We were unable to recognize an income tax benefit in connection with the company's 2000 and 1999 pre-tax losses due to the company's tax loss carryforwards and the uncertainty of future taxable income.



Six Months Ended June 30, 2000 and 1999

   Net Revenues

     Net revenues increased 475% to $17.0 million in the six months ended June 30, 2000 from $3.0 million in the six months ended June 30, 1999. The revenue increase was attributable to our continued ability to rapidly expand our member base, to sign up additional offline and online advertisers, and to expand programs with existing advertisers into more comprehensive promotion programs, including targeted e-mail, category newsletters, printable coupons, e-coupons, savings notices, rebates, lead generation, loyalty points and free samples. Our member base grew to over 8.4 million registered members at June 30, 2000 from approximately 3.3 million at June 30, 1999.


   Gross Profit

     Gross profit increased to $14.6 million in the six months ended June 30, 2000, from $2.4 million in the six months ended June 30, 1999. Gross profit increased as a percentage of net revenues to 85.7% in the six months ended June 30, 2000, from 79.8% in the six months ended June 30, 1999. The absolute dollar increase in gross profit and the increase in gross profit as a percentage of net revenues is a result of net revenues increasing more rapidly than cost of revenues.


   Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased to $20.4 million, or 120% of net revenues, in the six months ended June 30, 2000, from $3.1 million, or 106% of net revenues, in the six months ended June 30, 1999. The $17.3 million increase in sales and marketing expenses was primarily due to increased expenses associated with promotional and marketing efforts, the hiring of additional sales and marketing personnel and increased sales commissions. Despite our significant growth in net revenues, sales and marketing expenses increased as a percentage of net revenues due to our offline advertising efforts during fiscal year 2000. We spent approximately $15.0 million combined on online and offline advertising during the six months ended June 30, 2000 as compared to approximately $1.6 million during the six months ended June 30, 1999. The majority of the increase in advertising was for our offline advertising. Our advertising program has increased our brand awareness which, along with a more cost effective mix of online and offline advertising, has resulted in a significant reduction in the average cost of registering new members during fiscal year 2000. We expect our brand recognition will permit us to continue to pursue a more cost effective customer acquisition strategy with reduced emphasis on more costly offline advertising.


     Product Development. Product development expenses increased to $4.5 million, or 26.4% of net revenues, in the six months ended June 30, 2000, from $2.1 million, or 71.7% of net revenues, in the six months ended June 30, 1999. The absolute dollar increase in product development expenses was primarily due to expenditures related to third-party technical consultants and the hiring of additional personnel to enhance the features and functionality of our web site. In recent months, the company has aggressively increased its recruiting of software development personnel to reduce the use of more costly third-party technical consultants. Product development expenses decreased as a percentage of net revenues due to the growth in net revenues. To date, all product development expenditures have been expensed as incurred.

     General and Administrative. General and administrative expenses increased to $6.7 million, or 39.5% of net revenues, in the six months ended June 30, 2000, from $2.3 million, or 77.1% of net revenues, in the six months ended June 30, 1999. The absolute dollar increase in general and administrative expenses was primarily due to the hiring of additional personnel to support the growth of our business, recruiting costs related to filling key management positions and legal fees. General and administrative expenses decreased as a percentage of net revenues due to the growth in net revenues. In recent months we have incurred higher occupancy expense associated with our move to larger office space and we expanded our administrative systems to support our planned growth and operations as a public company.

     Stock Option Compensation. As discussed in Note 7 to our condensed financial statements, we have recognized a stock option compensation charge of $1,980,000 million during the six months ended June 30, 2000.

     Other income (expense), net. In the six months ended June 30, 2000 we incurred net interest expense of $238,000 as compared to net interest income of $175,000 in the six months ended June 30, 1999. Upon the closing of the our IPO, our convertible subordinated notes (plus any accrued but unpaid interest) automatically converted into shares of our common stock based on the principal divided by 90% of the public offering price. Based on the conversion ratio of the convertible subordinated notes, we determined that the discount received by the note holders constituted a beneficial conversion feature under the EITF Issue 98-5. The value of the beneficial conversion feature was computed at $555,000 and was recorded by the Company as additional paid in capital and interest expense upon the completion of the IPO.


   Income Taxes

     As of December 31, 1999, we had approximately $23.5 million of federal and state net operating loss carryforwards, which may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire beginning in 2018. We were unable to recognize an income tax benefit in connection with the company's 2000 and 1999 pre-tax losses due to the company's tax loss carryforwards and the uncertainty of future taxable income.


Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the private placement of our capital stock and convertible subordinated notes. On May 19, 2000 we completed an IPO of 3,300,000 shares of our common stock, resulting in proceeds to us of approximately $20,000,000, after deducting underwriters discounts and commissions and other related offering expenses. Upon the closing of the IPO, all of our unsecured convertible subordinated notes with a principal balance of $4,996,000, plus accrued interest, automatically converted into 793,068 shares of our common stock and all of our Series A convertible preferred stock issue automatically converted into 2,822,096 shares of our common stock. As of June 30, 2000, we had approximately $26.1 million in cash and cash equivalents.

     Net cash used in operating activities was $10.0 million and $4.6 million in the six month periods ended June 30, 2000 and 1999, respectively. In each period, net cash used in operating activities resulted primarily from our net losses and increases in accounts receivable, partially offset by increases in accounts payable and accrued expenses. During the six months ended June 30, 2000, we had non-cash expenses totaling approximately $3.4 million for amortization of prepaid advertising costs, amortization of debt discount and stock option compensation.

     Net cash used in investing activities was $4.7 million and $1.3 million in the six month periods ended June 30, 2000 and 1999, respectively. In each period, net cash used in investing activities resulted primarily from purchases of property and equipment.

     Net cash provided by financing activities was $23.4 million and $10.3 million in the six month periods ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities in the six month period ended June 30, 2000 resulted from net proceeds of our IPO (approximately $20,000,000) and proceeds from long-term borrowings under our bank line of credit. Net cash provided by financing activities in the six month period ended June 30, 1999 resulted primarily from the cash proceeds received from our issuance of shares of common stock and convertible notes. We have invested these proceeds in money market funds with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities.

     On January 31, 2000, we entered into a credit agreement that provided for two line of credit facilities. The first line of credit facility provided up to $3.5 million of borrowings through June 30, 2000 to purchase new equipment. We borrowed $2,692,000 under this facility, which is payable in installments through June 30, 2003. Interest on this line of credit is at the prime rate plus 1.25% (10.75% at June 30, 2000). The second line of credit provides for maximum borrowings, including letters of credit, of $3.0 million. The line of credit is due on April 30, 2001 and bears interest at the prime rate plus 1%. At June 30, 2000, we had no borrowings outstanding on this line of credit, but we maintained letters of credit under this line of credit totaling approximately $1.6 million to collateralize lease deposits on our office facilities. At June 30, 2000, we had unused borrowings of approximately $1.4 million available under this line of credit facility.

     We also have a bank line of credit facility that provides for a $1.0 million revolving facility for equipment purchases, and bears interest at the bank's prime rate plus 1.0%. At June 30, 2000 our borrowings under this line of credit were $762,000 with a weighted average interest rate of 9.0%. Borrowings under this line of credit are collateralized by the specific equipment purchased. Principal balances under these borrowings are repaid in installments, with the final installment due August 2003.

     Our future liquidity and capital requirements depend on numerous factors, including market acceptance of our services, the resources we devote to marketing and selling our services and our investment in developing and promoting our brand. We have experienced a substantial increase in capital expenditures since our inception consistent with the growth in our operations and staffing, and we anticipate that this will continue at a reduced rate during the remainder of fiscal year 2000. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and plan to expand our sales and marketing programs and conduct aggressive brand promotions. We currently anticipate that the net proceeds from our IPO, together with our existing line of credit and available funds, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the remainder of fiscal year 2000. In addition we have the ability to revise our business plan to reduce our operating costs, including deferring expenses and capital expenditures and reducing discretionary advertising expenditures, so that cash on hand and cash from operations and available credit facilities will fund our operations beyond fiscal year 2000. Based on our current expectations, we believe we will require additional equity or debt financing to fund our operations thereafter. Additional financing may not be available to us on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue or expand our business operations, and, our business, results of operations and financial condition may be materially adversely affected.


Year 2000 Compliance

     Problems associated with software and computer systems' use of two digits to define the year and the inability of computer systems to process dates occurring in the year 2000 or beyond are referred to as "Year 2000" issues. Although to date we have not experienced any significant Year 2000 issues relating to our principal internally developed programs and systems, or systems provided to us by others, these systems could experience Year 2000 problems at any time during 2000 and beyond. These problems could disrupt our business and require us to incur significant, unanticipated expenses to remedy them. We cannot guarantee that our Internet service providers and other third parties on which our services depend will not encounter Year 2000 issues.


Recent Accounting Pronouncements

     In May 2000, the Emerging Issues Task Force ("EITF") released Issue 00-2, "Accounting for Web Site Development Costs". EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). We plan to adopt the provisions of EITF 00-2 effective July 1, 2000. Our website development costs for all periods through June 30, 2000 have been expensed. The capitalization of a major portion of our website development costs could have a significant effect on the results of our operations in the remainder of fiscal year 2000 and future periods.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB 25. The Company has adopted the provisions of this pronouncement during the first quarter of 2000.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides additional guidance in applying generally accepted accounting principles for revenue recognition. We believe our revenue recognition policy is in compliance with SAB No. 101.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. As we do not have any derivative instruments or hedging activities, SFAS No. 133 is not expected to have a material effect on our financial results.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK

     We had no holdings of derivative financial or commodity instruments at June 30, 2000. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on June 30, 2000, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on June 30, 2000, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On February 12, 2000, Supermarkets Online filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that our systems and methods infringe its United States Patent No. 6,014,634, and seeks unspecified damages and injunctive relief. In addition, on February 18, 2000, Catalina Marketing filed a request for reexamination of our United States Patent No. 5,761,648 with the United States Patent and Trademark Office, which request was granted on May 2, 2000. Therefore our United States Patent No. 5,761,648 will be reexamined, which may result in the patent being narrowed in scope or found invalid.

     On October 21, 1998, we instituted a lawsuit in the United States District Court for the Northern District of Illinois against planet U, Inc. and Brodbeck Enterprises, Inc., d/b/a Dick's Supermarkets, for infringement of our United States Patent No. 5,761,648, seeking unspecified damages and a permanent injunction against further infringement.

     On February 16, 2000, planet U filed a lawsuit against us and one of our customers, Pep Boys Manny Moe & Jack, Inc., d/b/a Pep Boys, in the United States District Court for the Northern District of California. The complaint alleges that our systems and methods infringe planet U's recently purchased United States Patent No. 5,907,830 and seeks unspecified damages and injunctive relief. Effective June 30, 2000, we settled all patent infringement litigation matters between planet U, Inc., Brodbeck Enterprises, Inc., Pep Boys Manny, Moe & Jack, Inc., and us. The settlement provides for cross licensing of the patents respectively owned by Planet U, Inc. and the Company, with net royalty payments being made to us.

     On August 10, 1998, we instituted a lawsuit in the Northern District of Illinois against e-centives, Inc. (f/k/a emaginet, Inc.) for infringement of our United States Patent No. 5,761,648, entitled "Interactive Marketing Network and Process Using Electronic Certificates," seeking unspecified damages and a permanent injunction against e-centives for further infringement. (the "Illinois e-centives Case"). We have also added Ziff-Davis, Inc. as a defendant in our suit against e-centives, Inc. e-centives has filed counterclaims alleging invalidity of our patent and interference with their prospective economic advantage and is seeking unspecified damages and injunctive relief. As noted below, e-centives also recently initiated two separate lawsuits against us alleging infringement of its patents. The Illinois e-centives Case is scheduled for trial in December, 2000. The outcome of this trial is uncertain, and there are no assurances that the outcome of the Illinois e-centives Case will be favorable to us.

     On April 27, 1999, e-centives, Inc. filed a lawsuit against us in the United States District Court for the District of Maryland. The complaint alleges that our systems or methods infringe on e-centives' United States Patent No.
5,710,886, and seeks unspecified damages and to enjoin us from further infringing its patent. While the litigation is in the early stage and its outcome cannot be predicted, we believe that our technology does not infringe e-centives' patent and that this litigation is therefore without merit. We intend to defend the action vigorously.

     On March 17, 2000, e-centives, Inc. filed a related lawsuit against us in the United States District Court for the District of Maryland. The complaint alleges that our systems or methods infringe on e-centives' United States Patent No. 6,035,280, and seeks unspecified damages and to enjoin us from further infringing its patent. This patent is a continuation in part of the patent application which resulted in United States Patent No. 5,710,886, which is the subject matter of e-centives' April 27, 1999 lawsuit against us. While this litigation is in the early stage and its outcome cannot be predicted, we believe that our technology does not infringe e-centives' patent and that this litigation is therefore without merit. We intend to defend the action vigorously.

     A complete summary of all pending litigation is set forth in our Prosepectus. Except as noted above, all of the lawsuits and allegations set forth in the Prospectus are at an early stage and may not be resolved favorably to us. For example, we may not prevail and prevent others from using our proprietary rights. We may be required to alter or stop selling our services, or to pay costs and legal fees or other damages in connection with these cases and the various counterclaims that have been asserted against us. Our patents or future patents may be found invalid or unenforceable. Furthermore, additional counterclaims, separate lawsuits or other proceedings may be brought against us to invalidate our patents or force us to change our services or business methods.

     We may be involved in additional litigation, investigations or other proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources, which in turn could harm our business and financial results.


Item 2.  Changes in Securities and Use of Proceeds

         (c)               Sales of Unregistered Securities.
                           ---------------------------------

                           Upon the  closing  of our  initial  public  offering,
                  unsecured  convertible  subordinated  notes  with a  principal balance of $4,996,000,  plus accrued  interest,  automatically converted into 793,068 shares of the Company's common stock. Additionally, the Company's entire Series A convertible preferred stock issue automatically converted into 2,822,096 shares of the Company's common stock upon the closing of the offering.

                           On April 3, 2000,  the  Company's  Chairman and Chief
                  Executive Officer exercised his vested options to purchase 322,000 shares of the Company's common stock in exchange for the delivery of a $700,000 promissory note. The note provides for interest at the rate of 6.71% per annum, payable annually. The principal amount of the note and all unpaid interest is due on April 3, 2004. This sale was made pursuant to an exemption from registration afforded by Section 4(2) and Rule 701 of the Securities Act of 1933.

                           On June 19, 2000, the Company issued 83,334 shares of
                  common stock to two individuals as consideration for certain patent rights. The common stock issued was valued at $500,000 based upon the closing price of the Company's common stock on the date of issuance. This sale was made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

                           During  the  three   months   ended  June  30,  2000,
                  following the exercise of options to purchase shares of common stock that had been granted under our Stock Option Plan by 1 employee, we issued an aggregate of 10,350 shares of common stock for an aggregate purchase price of $22,500. This sale was made pursuant to an exemption from registration afforded by Rule 701 of the Securities Act of 1933.

          (d)              Use of Proceeds from Sales of Registered Securities
                           ---------------------------------------------------

                           On May 19,  2000,  the Company  completed  an initial
                  public offering of 3,300,000 shares of common stock at an offering price of $7.00 per share. The managing underwriters in the offering were Chase H&Q, Lehman Brothers and Thomas
                  Weisel Partners LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Registration No. 333-94677) that was declared effective by the SEC on May 19, 2000. The purchase price to the public was $7.00 per share and, after deducting underwriting discounts and commissions, the proceeds to the Company was $6.51 per share. The aggregate offering price was approximately $23.1 million. The Company incurred expenses of approximately $3.5 million, of which approximately $1.6 million represented underwriting discounts and commissions and approximately $1.9 million represented other expenses related to the offering. The proceeds to us from the offering, after deducting underwriting discounts and commissions and other offering expenses, were approximately $19.6 million. As of June 30, 2000, the Company has applied the net proceeds from the offering toward general corporate purposes, including working capital, sales and marketing expenses, capital expenditures and strategic investment. None of the net proceeds from the offering were paid directly or indirectly to any director or officer of the Company or any of their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

                           On April 7, 2000,  holders of the requisite  majority
                  of the then outstanding shares of capital stock of the Company approved a resolution by written consent approving the adoption of amended and restated articles of incorporation.


Item 6.  Exhibits and Reports On Form 8-K


                  (a)   Exhibits:

                        27.1    Financial Data Schedule


                  (b)   Reports on Form 8-K:

                        None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                              coolsavings.com inc.
                                              --------------------
                                                   Registrant







Dated:  August 11, 2000                      /s/ Steven M. Golden
-----------------------                  ----------------------------------
                                                 Steven M. Golden
                                              Chairman of the Board
                                            and Chief Executive Officer
                                           (Principal Executive Officer)


Dated:   August 11, 2000                    /s/ William R. Razzino
------------------------                 ----------------------------------
                                                William R. Razzino
                                                    Controller
                                            (Principal Accounting Officer)