Form 10-Q
period 2000-09-30
COOLSAVINGS COM INC
filed 2000-11-14
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

   360 N. Michigan Avenue 19th Floor
           Chicago, Illinois                                       60601
 Address of principal executive offices                           Zip Code

       Registrant's telephone number, including area code: (312) 224-5000


                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X        No
                                 ----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 31, 2000
---------------------------                     --------------------------------
Common stock, no par value                                 39,093,660
                              coolsavings.com inc.

                                      INDEX


                                                                                             Page
                                                                                             Number
                                                                                             ------
PART I        FINANCIAL INFORMATION

  Item 1.      Financial Statements (Unaudited)

               Condensed Balance Sheets
                    September 30, 2000 and December 31, 1999                                   F-2

               Condensed Statements of Operations
                    Three and Nine Months Ended September 30,  2000 and 1999                   F-3

                Condensed Statement of Changes in Stockholders' Equity
                     Nine Months Ended September 30,  2000                                     F-4

               Condensed Statements of Cash Flows
                     Nine Months Ended September 30, 2000 and 1999                             F-5

               Notes to Condensed Financial Statements                                         F-6


  Item 2.      Management's Discussion and Analysis of

                    Financial Condition and Results of Operations                               F-10


  Item 3.      Quantitative and Qualitative Disclosures About Market Risk                       F-16




PART II        OTHER INFORMATION


  Item 1.      Legal Proceedings                                                                F-17

  Item 6.      Exhibits and Reports on Form 8-K                                                 F-18


               SIGNATURES                                                                       F-19


                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                              COOLSAVINGS.COM INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                                                 September 30,    December 31,
                                                                                       2000            1999
                                                                                  ------------    ------------

                                    ASSETS

Current assets:
Cash and cash equivalents                                                         $ 14,174,000    $ 17,489,000
Restricted cash                                                                        100,000          95,000
Accounts receivable, net of allowance of $462,000
     and $118,000 at September 30, 2000 and
     December 31, 1999, respectively                                                 9,593,000       4,382,000
Prepaid advertising                                                                    543,000       2,787,000
Prepaid assets                                                                         799,000         290,000
Other assets                                                                           533,000         498,000
                                                                                  ------------    ------------
                    Total current assets                                            25,742,000      25,541,000
                                                                                  ------------    ------------

Property and equipment                                                              11,718,000       4,985,000
Less accumulated depreciation and  amortization                                     (2,318,000)       (936,000)
                                                                                  ------------    ------------
                                                                                     9,400,000       4,049,000
Intangible assets, patents and licenses,
     net of accumulated amortization of $95,000                                        730,000            --
                                                                                  ------------    ------------
Total assets                                                                      $ 35,872,000    $ 29,590,000
                                                                                  ============    ============


                                 LIABILITIES
Currrent liabilities:
Accounts payable, including amounts due to related
     parties of $119,000 and $25,000 at
     September 30, 2000 and December 31, 1999, respectively                       $  5,047,000    $  2,345,000
Accrued marketing expense                                                            4,105,000       1,057,000
Other accrued liabilities                                                            2,581,000         775,000
Deferred revenue                                                                     1,741,000         418,000
Current maturities of long-term debt                                                 1,245,000         247,000
Long-term debt reclassified as currently payable                                     1,995,000            --
Convertible subordinated notes payable,
  including $3,562,000 due to related parties                                             --         4,996,000
                                                                                  ------------    ------------
                    Total current liabilities                                       16,714,000       9,838,000
                                                                                  ------------    ------------
Long-term debt, less current  maturities                                                  --           632,000
                                                                                  ------------    ------------

Commitments and contingencies

                             STOCKHOLDERS' EQUTIY
Series A convertible  preferred  stock, no par value,
     5,000 shares  authorized, zero shares and
     2,197.650 shares issued and outstanding at
     September 30, 2000 and December 31, 1999
     (liquidation preference of $9,100.63 per share)                                      --              --
Common stock, no par value,  69,000,000 shares authorized,
       39,093,660 shares and 31,715,449 shares issued and
       outstanding at September 30, 2000 and December 31, 1999                      73,659,000      27,845,000
Additional paid-in capital                                                             (47,000)     15,204,000
Deferred stock compensation                                                           (990,000)           --
Accumulated deficit                                                                (49,947,000)    (21,112,000)
Notes receivable from related  parties                                              (3,517,000)     (2,817,000)
                                                                                  ------------    ------------
Total stockholders' equity                                                          19,158,000      19,120,000
                                                                                  ------------    ------------
Total liabilities and stockholders' equity                                        $ 35,872,000    $ 29,590,000
                                                                                  ============    ============


The accompanying notes are an integral part of the condensed financial statements.

                              COOLSAVINGS.COM INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                    ---------------------------     ----------------------------
                                                         2000            1999            2000            1999
                                                    ------------    ------------    ------------    ------------
Revenue:
     e-marketing services                           $ 10,578,000    $  3,276,000    $ 27,602,000    $  6,241,000
     License royalties                                   716,000            --           726,000            --
                                                    ------------    ------------    ------------    ------------
Net revenues                                          11,294,000       3,276,000      28,328,000       6,241,000
Cost of revenues                                       2,202,000         416,000       4,634,000       1,015,000
                                                    ------------    ------------    ------------    ------------
Gross profit                                           9,092,000       2,860,000      23,694,000       5,226,000

Operating expenses:
     Sales and marketing                              10,733,000       4,887,000      31,182,000       8,031,000
     Product development                               1,664,000       1,136,000       6,166,000       3,263,000
     General and administrative, exclusive of
          compensation related to stock options        5,526,000       1,636,000      12,260,000       3,922,000
     Compensation related to stock options               990,000            --         2,970,000            --
                                                    ------------    ------------    ------------    ------------
Total operating expenses                              18,913,000       7,659,000      52,578,000      15,216,000
                                                    ------------    ------------    ------------    ------------

Loss from operations                                  (9,821,000)     (4,799,000)    (28,884,000)     (9,990,000)

Other income (expense):
     Interest and other income                           376,000         128,000         954,000         328,000
     Interest expense                                    (89,000)        (54,000)       (350,000)        (79,000)
     Interest expense representing beneficial
          coversion feature of subordinated notes           --              --          (555,000)           --
                                                    ------------    ------------    ------------    ------------
                                                         287,000          74,000          49,000         249,000
                                                    ------------    ------------    ------------    ------------

Loss before income taxes                              (9,534,000)     (4,725,000)    (28,835,000)     (9,741,000)
Income taxes                                                --              --              --              --
                                                    ------------    ------------    ------------    ------------
Net loss                                              (9,534,000)     (4,725,000)    (28,835,000)     (9,741,000)
Deemed dividend representing the
     beneficial conversion feature
     of preferred stock                                     --              --       (19,868,000)           --
                                                    ------------    ------------    ------------    ------------
Loss applicable to common shareholders              $ (9,534,000)   $ (4,725,000)  $ (48,703,000)   $ (9,741,000)
                                                    ============    ============    ============    ============


Basic and diluted net loss per share                $      (0.24)   $      (0.15)   $      (1.38)   $      (0.33)
                                                    ============    ============    ============    ============

Weighted average shares used in the calculation
     of basic and diluted net loss per share          39,093,660      31,681,249      35,380,362      29,163,287
                                                    ============    ============    ============    ============




The accompanying notes are an integral part of the condensed financial statements.

                              COOLSAVINGS.COM INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                     Preferred Stock             Common Stock           Additional
                                                  ----------------------   --------------------------     Paid-in
                                                   Shares      Amount        Shares        Amount         Capital
                                                  ----------  ----------   ------------  ------------  --------------

Balances,  January 1, 2000                        2,197.650       --        31,715,449   $27,845,000    $ 15,204,000
Issuances of common stock,
 net of issuance costs                                                       3,300,000    19,625,000
Common stock issued for
 convertible preferred stock                     (2,197.650)                 2,822,096    19,868,000
Deemed dividend representing the
 beneficial conversion feature
 of preferred stock                                                                                      (19,868,000)
Common stock issued for
  convertible subordinated notes                                                793,068     4,996,000
Deemed dividend representing the
 beneficial conversion feature
 of convertible subordinated notes                                                                           555,000
Deferred stock compensation                                                                                3,960,000
Compensatory stock option                                                                                    102,000
Issue common stock for patent rights                                            83,334       500,000
Exercise of stock options                                                      379,730       825,000
Redemption of fractional shares                                                    (17)
                                                  ----------  ----------   ------------  ------------  --------------
Balances,  September 30,  2000                        --          --        39,093,660   $73,659,000       $ (47,000)
                                                  ==========  ==========   ============  ============  ==============


                                                                                      Notes
                                                    Deferred                       Receivable         Total
                                                     Stock        Accumulated     From Related    Stockholders'
                                                   Compensation     Losses          Parties          Equity
                                                  ------------- ---------------  ---------------  --------------

Balances,  January 1, 2000                                       $ (21,112,000)    $ (2,817,000)   $ 19,120,000
Issuances of common stock,
 net of issuance costs                                                                               19,625,000
Common stock issued for
 convertible preferred stock                                                                         19,868,000
Deemed dividend representing the
 beneficial conversion feature
 of preferred stock                                                                                 (19,868,000)
Common stock issued for
  convertible subordinated notes                                                                       4,996,000
Deemed dividend representing the
 beneficial conversion feature
 of convertible subordinated notes                                                                      555,000
Deferred stock compensation                       $ (3,960,000)                                               -
Compensation expense recognized                      2,970,000                                        2,970,000
Compensatory stock option                                                                               102,000
Issue common stock for patent rights                                                                    500,000
Exercise of stock options                                                              (700,000)        125,000
Redemption of fractional shares                                                                               -
Net loss                                                           (28,835,000)                     (28,835,000)
                                                  -------------  --------------  ---------------  --------------
Balances,  September 30,  2000                      $ (990,000)  $ (49,947,000)    $ (3,517,000)   $ 19,158,000
                                                  =============  ==============  ===============  ==============



The accompanying notes are an integral part of the condensed financial statements.

                              COOLSAVINGS.COM INC.
                        CONDENSED STATEMENTS OF CASHFLOWS
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                       2000            1999
                                                                  ------------    ------------

Cash flows used in operating activities:
Net loss                                                          $(28,835,000)   $ (9,741,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                   1,552,000         344,000
     Loss on disposal of property and equipment                         99,000            --
     Stock option compensation                                       2,970,000            --
     Provision for doubtful accounts                                 1,029,000          57,000
     Amortization of prepaid advertising                             1,519,000            --
     Amortization of debt discount                                     555,000            --
Changes in assets and liabilities:
     Increase in restricted cash                                        (5,000)           --
     Increase in accounts receivable                                (6,241,000)     (2,018,000)
     (Increase) decrease in prepaid and other current assets           284,000        (647,000)
     Increase in accounts payable                                    2,702,000       1,490,000
     Increase in deferred revenue                                    1,323,000         120,000
     Increase in accrued and other liabilities                       4,854,000       2,448,000
                                                                  ------------    ------------
Net cash flows used in operating activities                        (18,194,000)     (7,947,000)
                                                                  ------------    ------------

Cash flows used in investing activities:
Purchases of property and equipment                                 (5,674,000)     (1,341,000)
Cash paid for intangible assets                                       (325,000)           --
Capitalized software costs                                                --          (944,000)
Capitalized web site development costs                              (1,234,000)           --
                                                                  ------------    ------------
Net cash used in investing activities                               (7,233,000)     (2,285,000)
                                                                  ------------    ------------

Cash flows from financing activities:
Advances on notes payable                                                 --           743,000
Repayment of debt obligations                                         (330,000)       (118,000)
Increase in cash overdraft                                                --           443,000
Proceeds from long-term borrowings                                   2,692,000            --
Proceeds from exercise of stock options                                125,000           7,000
Proceeds from convertible notes payable                                   --         1,500,000
Proceeds from issuance of common stock                              23,100,000       8,500,000
Cash paid for issuance costs                                        (3,475,000)           --
                                                                  ------------    ------------
Net cash provided by financing activities                           22,112,000      11,075,000
                                                                  ------------    ------------

Net increase (decrease) in cash                                     (3,315,000)        843,000
Cash and cash equivalents, beginning of period                      17,489,000       4,895,000
                                                                  ------------    ------------
Cash and cash equivalents, end of period                          $ 14,174,000    $  5,738,000
                                                                  ============    ============

Non-cash investing and financing activity:
     Common stock issued in exchange for patent rights            $    500,000            --
     Common stock issued for convertible preferred stock          $ 19,868,000            --
     Common stock issued for convertible subordinated notes       $  4,996,000            --
     Issuance of common stock in exchange
       for stockholder notes upon exercise
        of stock options and warrants                             $    700,000    $  2,817,000
     Issuance of common stock in exchange for advertising                 --      $  3,000,000



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

     The Company has sustained significant net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, bank financing, or other sources of capital. During 1999, the Company raised approximately $33.0 million from sales of common stock, preferred stock and convertible subordinated notes. In January 2000, the Company obtained a credit facility that originally provided for borrowings of up to $6.5 million, which was amended in October 2000 to provide for up to an additional $3.5 million in borrowings. In May 2000 the Company completed an initial public offering of shares of its common stock resulting in proceeds to the Company of approximately $20.0 million, after deducting underwriters discounts and commissions and other related offering expenses. Management believes current working capital and other funding sources are sufficient to fund operations into the second quarter of 2001.

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

     In the opinion of the Company, the accompanying condensed financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of September 30, 2000, and the results of operations and changes in cash flows for the nine month periods ended September 30, 2000 and 1999. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.


2.       Initial Public Offering

     On May 19, 2000, the Company completed its initial public offering ("IPO") in which the Company sold 3,300,000 shares of its common stock, resulting in proceeds to the Company of approximately $20.0 million, after deducting underwriters discounts and commissions and other related offering expenses.

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

                              COOLSAVINGS.COM INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)


$132,000 of issuance costs. Upon the closing of the Company's IPO, the entire Convertible Preferred automatically converted into 2,822,096 shares of the Company's common stock.

     The EITF Issue 98-5 requires that beneficial conversion features present in the terms of convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the value of that feature to additional paid-in capital. The value of the beneficial conversion feature related to the preferred stock offering is in excess of the $19.9 million net proceeds. Accordingly, the Company has allocated the full amount of net proceeds to the beneficial conversion feature and recorded $19.9 million as additional paid in capital as of December 31, 1999. The beneficial conversion feature was recognized through accretion using the interest method as a deemed dividend during 2000 until the conversion resulting from the IPO. Accordingly, the Company has recorded a deemed dividend of approximately $19.9 million during the nine months ended September 30, 2000.


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


4.   Bank Lines of Credit:

      At September 30, 2000 the Company had outstanding borrowings totaling $3,240,000 under its line of credit facilities at interest rates varying from 8.75% to 10.75%. The line of credit agreements require certain minimum tangible capital funds and other financial ratios to be maintained. Additionally, under one credit facility, the Company may not purchase or retire any outstanding shares or alter or amend its capital structure without the prior consent of the lender.

      A description of the Company's credit facilities is as follows:

          On January 31, 2000, the Company entered into a credit agreement with a bank that provided for two line of credit facilities. The first line of credit facility provided up to $3.5 million of borrowings through June 30, 2000 to purchase equipment. At September 30, 2000 outstanding borrowings under this line of credit were $2,542,000, with interest at the prime rate plus 1.25% (10.75% at September 30, 2000). The second line of credit provides for maximum borrowings, including letters of credit, of $3.0 million. The line of credit bears interest at the prime rate plus 1%. At September 30, 2000, no borrowings were outstanding on this line of credit. However, the Company maintained letters of credit under this line of credit totaling approximately $1.6 million to collateralize lease deposits on certain office facilities. At September 30, 2000, unused borrowings of approximately $1.4 million were available under this line of credit facility. At September 30, 2000, the Company was in compliance with the provisions of this credit agreement.

          In October 2000, the bank credit agreement was amended to provide up to $3.5 million of new borrowings to purchase equipment and certain financial covenants of the loan agreement were amended. Interest on this line of credit will be at the prime rate plus 1.25%. The line of credit will be payable in installments with the final installment due on December 31, 2003. In October the Company borrowed $964,000 under this facility. Additionally, the amended credit agreement extended the due date of the currently existing $3.0 million line of credit from April 30, 2001 until September 30, 2001. Currently, the Company is not in compliance with the tangible capital fund requirement of the amended credit agreement and is involved in discussions with the bank regarding this condition of non-compliance. Accordingly, the Company reclassified $1,570,000 of otherwise long-term borrowings under the credit agreement as currently payable as of September 30, 2000.

                              COOLSAVINGS.COM INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)



          The Company also has a bank line of credit facility that provides for a $1.0 million revolving facility for equipment purchases, and bears interest at the bank's prime rate plus 1.0%. At September 30, 2000 borrowings under this line of credit were $698,000 with a weighted average interest rate of 9.0%. Borrowings under this line of credit are collateralized by the specific equipment purchased. Principal balances under these borrowings are repaid in installments, with the final installment due August 2003. The Company was not in compliance with certain non-financial covenants of this credit facility during 2000. Waivers of the respective covenants have been received from the lender. However, the condition of non-compliance under the Company's other bank credit facility created a condition of non-compliance under this loan agreement and the Company reclassified $425,000 of otherwise long-term borrowings under this credit agreement as currently payable as of September 30, 2000.


5.   Commitments and Contingencies:

     Litigation: The Company is a defendant in business-related litigation. Management does not believe the outcome of such litigation will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Effective June 30, 2000, the Company settled a patent infringement dispute. As a result of the settlement agreement, the Company is receiving a series of future royalty payments for licensing the use of its patent.

     Effective September 29, 2000, the Company settled a second patent infringement dispute and received a $650,000 royalty payment pursuant to a license agreement for prior use of the Company's patent. Subject to certain contingencies, the Company can earn additional future royalties under the terms of the license agreement. If there is a change of control in either party to the license agreement, then, under certain circumstances the acquired party would be required to make a $1,500,000 cash payment to the other party to the agreement.

     Member Incentive Program: In March 2000, the Company entered into a two year agreement with a developer of web-based loyalty incentives programs. Under this agreement, the Company co-developed a custom loyalty program for its members using software that it licensed from the developer. The agreement commits the Company to spend at least $1.0 million on the program during the first year of the contract term and at least $2.0 million on the program during the second year of the contract term.


6.   Earnings Per Share:

     Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999.


                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                 --------------------------------   --------------------------------
Numerator:
Net loss                                           $ (9,534,000)   $ (4,725,000)      $(28,835,000)   $ (9,741,000)
Deemed dividend relating to
      convertible preferred stock*                         --              --          (19,868,000)           --
                                                   ------------    ------------       ------------    ------------
   Net loss available to common stockholders       $ (9,534,000)   $ (4,725,000)      $(48,703,000)   $ (9,741,000)
                                                   ============    ============       ============    ============

Denominator:
    Weighted average
       common shares                                 39,093,660      31,681,249         35,380,362      29,163,287
                                                   ============    ============       ============    ============
Earnings per share:
   Basic and diluted                               $      (0.24)   $      (0.15)      $      (1.38)   $      (0.33)
                                                   ============    ============       ============    ============


         * Represents a non-cash charge arising primarily from the automatic conversion of preferred stock into common stock upon the closing of the Company's IPO.

                              COOLSAVINGS.COM INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS--(Continued)



7.   Stock Option Compensation:

     On December 30, 1999, the Company entered into a termination and consulting agreement with its former President and Chief Operating Officer. In conjunction with the termination and consulting agreement, the Company agreed, effective January 6, 2000, to extend the expiration date of the former president and chief operating officer's options to purchase an aggregate of 661,250 shares of the Company's common stock at a price of $2.17 per share until the first anniversary of the termination of the consulting agreement. The extension of the stock option agreements resulted in a remeasurement of the compensation cost associated with the stock options. Accordingly, a total non-cash compensation charge of $3,960,000 will be recognized on a straight-line basis during 2000. The Company has recognized compensation charges of $990,000 and $2,970,000 during the three and nine months ended September 30, 2000, respectively. The September 30, 2000 balance sheet reflects deferred stock compensation expense of $990,000.


8.   Recent Accounting Pronouncements

     In May 2000, the EITF released Issue 00-2, "Accounting for Web Site Development Costs". EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The Company adopted the provisions of EITF 00-2 effective July 1, 2000 and has capitalized $1,234,000 of web site development costs incurred on projects in process as of September 30, 2000. Capitalized web site development costs are included in the September 30, 2000 condensed balance sheet in property and equipment. Upon completion of the web site development projects, the Company will begin to amortize these costs on a straight-line basis over periods not to exceed three years. The Company's web site development costs for all periods through June 30, 2000 were expensed.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB
Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB
25. The Company adopted the provisions of this pronouncement during the first quarter of 2000.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company believes its revenue recognition policy is in compliance with SAB No. 101.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As the Company does not have any derivative instruments or hedging activities, SFAS No. 133 is not expected to have a material effect on its financial results.


9.   Other Information

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

     We generate substantially all of our revenues by providing online marketing, or e-marketing, services to our advertisers. During the nine months ended September 30, 2000, approximately 3% of our revenues were generated from royalty and license fees and other miscellaneous sources. We charge our advertisers on a variety of bases, the most common of which include:

     o the number of offers delivered to members, commonly sold on a cost per thousand, or CPM, basis;

     o the number of times members click on an incentive linking the member to the advertiser's web site (known as a click-through response);

     o    the number of purchases made or qualified leads generated; and

     o    the number of registered members in our database.


     Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age or product or service preferences used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and include earlier termination provisions.

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

     Our cost of revenues consists primarily of Internet connection charges, web site equipment depreciation, salaries of operations personnel, fulfillment costs related to member loyalty incentives and other related operations costs. We have recently expanded, and expect to continue to expand, our web server capacity and our investment in data mining tools and personnel. This requires us to commit relatively large fixed expenses in advance of potential future revenues. As a result, we expect to incur higher cost of revenues during future periods. We have added, and anticipate that we will continue to add, new advertisers, necessitating this investment in infrastructure. Due to these anticipated increases in our web server capacity and other infrastructure expenditures, our fixed costs to operate our business will rise and our gross profit will suffer in the near term until increased revenues are realized. The demand for our services is subject to seasonal variations. We will likely experience declines in our gross margin from quarter to quarter.

     We have incurred significant losses since our inception. As of September 30, 2000, our accumulated deficit was approximately $49.9 million. We expect to continue to incur significant operating losses during the remainder of 2000 and into the first half of 2001. In particular, we expect to invest heavily in sales and marketing activities, capital expenditures, hiring new sales and software development personnel, enhancing services and technology, expanding facilities and defending intellectual property rights.


Results of Operations

Three Months Ended September 30, 2000 and 1999

   Net Revenues

     Net revenues increased 245% to $11.3 million in the three months ended September 30, 2000 from $3.3 million in the three months ended September 30, 1999. Net revenues in the three months ended September 30, 2000 included $716,000 in royalties from license agreements for the use of our patent. The revenue increase was attributable to our continued ability to rapidly expand our member base, to sign up additional offline and online advertisers, and to expand programs with existing advertisers into more comprehensive promotion programs, including targeted e-mail, category newsletters, printable coupons, e-coupons, savings notices, rebates, lead generation, loyalty points and free samples. Our member base grew to 10.2 million registered members at September 30, 2000 from approximately 4.0 million at September 30, 1999.


   Gross Profit

     Gross profit increased to $9.1 million in the three months ended September 30, 2000, from $2.9 million in the three months ended September 30, 1999. Gross profit decreased as a percentage of net revenues to 80.5% in the three months ended September 30, 2000, from 87.3% in the three months ended September 30, 1999. The absolute dollar increase in gross profit is a result of net revenues increasing more rapidly than cost of revenues, which consists primarily of Internet connection charges, web site equipment depreciation, salaries of operations personnel, fulfillment costs related to member loyalty and rewards programs and other related operations costs. Our 2000 decrease in gross profit as a percentage of net revenues relates to fulfillment costs related to increased customer acceptance of our loyalty and rewards program, which should continue to drive future revenue growth.


   Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of advertising, salaries of sales and marketing personnel, commissions paid to our sales personnel and other marketing related expenses. Sales and marketing expenses increased to $10.7 million, or 95.0% of net revenues, in the three months ended September 30, 2000, from $4.9 million, or

149% of net revenues, in the three months ended September 30, 1999. The $5.8 million increase in sales and marketing expenses was primarily due to increased expenses associated with promotional and marketing efforts and the hiring of additional sales and marketing personnel. The decrease in sales and marketing expenses as a percentage of net revenues is a result of the growth in net revenues. Our promotional and marketing efforts included online advertising, such as banner advertisements on high-traffic web sites, used to acquire member registrations. This online advertising is placed primarily with operators of high-traffic web sites who are paid a fee on the basis of each member registration we receive, each impression delivered or each click-through to our web site. We also place some online advertising with operators of lower traffic web sites that generally receive a fee for each member registration we receive. Fees to operators of web sites are expensed in the periods incurred. Our promotional and marketing efforts also include offline advertising, consisting of cable television and trade print advertising. Combined online and offline advertising expenses during the three months ended September 30, 2000 were $7.5 million as compared to $3.7 million during the three months ended September 30, 1999. Our advertising program has increased our brand awareness which, along with a more cost effective mix of online and offline advertising, has resulted in a significant reduction in the average cost of registering new members during fiscal year 2000. During the three months ended September 30, 2000, our blended member acquisition costs (blended costs include both online and offline advertising) were $3.17 per member as compared to $3.71 per member in the three months ended June 30, 2000, $3.81 per member in the three months ended March 31, 2000 and $8.15 per member in the three months ended December 31, 1999. We expect our brand recognition will permit us to continue to pursue a more cost effective customer acquisition strategy, with reduced emphasis on more costly offline advertising.


     Product  Development.  Product  development  expenses consist  primarily of salaries of software development personnel and expenditures related to third-party technical consultants. Product development expenses increased to $1.7 million, or 14.7% of net revenues, in the three months ended September 30, 2000, from $1.1 million, or 34.7% of net revenues, in the three months ended September 30, 1999. On July 1, 2000 we adopted the provisions of EITF 00-2 ("Accounting for Web Site Development Costs") and capitalized $1,234,000 of web site development costs incurred on projects in process during the three months ended September 30, 2000. For prior periods through June 30, 2000, all product development expenditures were expensed as incurred. The absolute dollar increase in product development expenses was primarily due to expenditures related to third-party technical consultants and the hiring of additional personnel to enhance the features and functionality of our web site, less the effect of capitalized web site development costs. In recent months, we have aggressively increased our recruiting of software development personnel to reduce the use of more costly third-party technical consultants. The decrease in product development expenses as a percentage of net revenues is a result of the growth in net revenues and the capitalization of web site development costs in 2000.


     General and Administrative. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, facilities, professional services, including legal expenses relating to protection of our patent rights, travel and other general corporate expenses. General and administrative expenses increased to $5.5 million, or 48.9% of net revenues, in the three months ended September 30, 2000, from $1.6 million, or 49.9% of net revenues, in the three months ended September 30, 1999. The increase in general and administrative expenses was primarily due to the hiring of additional personnel to support the growth of our business and recruiting costs related to filling key management positions, as well as increased legal fees and additional provisions for doubtful accounts. In recent months we have incurred higher occupancy expense associated with our move to a larger office space and we have expanded our administrative systems to support our planned growth and operations as a public company.

     Stock Option Compensation. As discussed in Note 7 to our condensed financial statements, we have recognized a stock option compensation charge of $990,000 during the third quarter of 2000.

     Other income (expense), net. Net interest income was $287,000 in the three months ended September 30, 2000 as compared to net interest income of $74,000 in the three months ended September 30, 1999. We invested unused funds from our May 2000 IPO in cash and cash equivalents.


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

Nine Months Ended September 30, 2000 and 1999

   Net Revenues

     Net revenues increased 354% to $28.3 million in the nine months ended September 30, 2000 from $6.2 million in the nine months ended September 30, 1999. Net revenues in the nine months ended September 30, 2000 included $726,000 in royalties from license agreements for the use of our patent. The revenue increase was attributable to our continued ability to rapidly expand our member base, to sign up additional offline and online advertisers, and to expand programs with existing advertisers into more comprehensive promotion programs, including targeted e-mail, category newsletters, printable coupons, e-coupons, savings notices, rebates, lead generation, loyalty points and free samples. Our member base grew to 10.2 million registered members at September 30, 2000 from approximately 4.0 million at September 30, 1999.


   Gross Profit

     Gross profit increased to $23.7 million in the nine months ended September 30, 2000, from $5.2 million in the nine months ended September 30, 1999. Gross profit as a percentage of net revenues was 83.6% in the nine months ended September 30, 2000 as compared to 83.7% in the nine months ended September 30, 1999. The increase in gross profit is a result of net revenues increasing more rapidly than cost of revenues.


   Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased to $31.2 million, or 110% of net revenues, in the nine months ended September 30, 2000, from $8.0 million, or 129% of net revenues, in the nine months ended September 30, 1999. The $23.2 million increase in sales and marketing expenses was primarily due to increased expenses associated with promotional and marketing efforts and the hiring of additional sales and marketing personnel. The decrease in sales and marketing expenses as a percentage of net revenues is a result of the growth in net revenues. We spent $22.5 million combined on online and offline advertising during the nine months ended September 30, 2000 as compared to $5.3 million during the nine months ended September 30, 1999. Our advertising program has increased our brand awareness which, along with a more cost effective mix of online and offline advertising, has resulted in a significant reduction in the average cost of registering new members during fiscal year 2000. We expect our brand recognition will permit us to continue to pursue a more cost effective customer acquisition strategy with reduced emphasis on more costly offline advertising.

     Product Development. Product development expenses increased to $6.2 million, or 21.8% of net revenues, in the nine months ended September 30, 2000, from $3.3 million, or 52.3% of net revenues, in the nine months ended September 30, 1999. On July 1, 2000 we adopted the provisions of EITF 00-2 ("Accounting for Web Site Development Costs") and capitalized $1,234,000 of web site development costs incurred on projects in process at September 30, 2000. For prior periods through June 30, 2000, all product development expenditures were expensed as incurred. The absolute dollar increase in product development expenses was primarily due to expenditures related to third-party technical consultants and the hiring of additional personnel to enhance the features and functionality of our web site, less the effect of capitalized web site development costs. In recent months, we have aggressively increased our recruiting of software development personnel to reduce the use of more costly third-party technical consultants. The decrease in product development expenses as a percentage of net revenues is a result of the growth in net revenues and the capitalization of web site development costs in 2000.

     General and Administrative. General and administrative expenses increased to $12.3 million, or 43.3% of net revenues, in the nine months ended September 30, 2000, from $3.9 million, or 62.8% of net revenues, in the nine months ended September 30, 1999. The absolute dollar increase in general and administrative expenses was primarily due to the hiring of additional personnel to support the growth of our business and recruiting costs related to filling key management positions, as well as increased legal fees and additional provisions for doubtful accounts. General and administrative expenses decreased as a percentage of net revenues due to the growth in net revenues. In recent months we have incurred higher occupancy expense associated with our move to a larger office space and we have expanded our administrative systems to support our planned growth and operations as a public company.

     Stock Option Compensation. As discussed in Note 7 to our condensed financial statements, we have recognized a stock option compensation charge of $2,970,000 million during the nine months ended September 30, 2000.

     Other income (expense), net. Net interest income was $49,000 in the nine months ended September 30, 2000 as compared to net interest income of $249,000 in the nine months ended September 30, 1999. The decrease in net interest income is attributable to interest expense on borrowings under our credit facilities, partially offset by interest earned on excess cash invested.


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


Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the private placement of our capital stock and convertible subordinated notes. On May 19, 2000, we completed an IPO of 3,300,000 shares of our common stock, resulting in proceeds to us of approximately $20,000,000, after deducting underwriters discounts and commissions and other related offering expenses. Upon the closing of the IPO, all of our previously issued unsecured convertible subordinated notes with a principal balance of $4,996,000 automatically converted into 793,068 shares of our common stock and all of our outstanding Series A convertible preferred stock automatically converted into 2,822,096 shares of our common stock. As of September 30, 2000, we had approximately $14.2 million in cash and cash equivalents.

     Net cash used in operating activities was $18.2 million and $7.9 million in the nine month periods ended September 30, 2000 and 1999, respectively. In each period, net cash used in operating activities resulted primarily from our net losses and increases in accounts receivable, partially offset by increases in accounts payable and accrued expenses. During the nine months ended September 30, 2000, we had non-cash expenses totaling approximately $5.0 million for amortization of prepaid advertising costs, amortization of debt discount and stock option compensation.

     Net cash used in investing activities was $7.2 million and $2.3 million in the nine month periods ended September 30, 2000 and 1999, respectively. In each period, net cash used in investing activities resulted primarily from purchases of property and equipment. Additionally in 2000 we capitalized $1.2 million of web site development costs and in 1999 we capitalized $0.9 million of software costs.

     Net cash provided by financing activities was $22.1 million and $11.1 million in the nine month periods ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities in the nine month period ended September 30, 2000 is attributable to the net proceeds of our IPO (approximately $20 million) and proceeds from long-term borrowings under our bank line of credit. Net cash provided by financing activities in the nine month period ended September 30, 1999 resulted primarily from the cash proceeds received from our issuance of shares of common stock and convertible notes. We have invested these proceeds in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities.

     On January 31, 2000, we entered into a credit agreement with a bank that provided for two line of credit facilities. The first line of credit facility provided up to $3.5 million of borrowings through June 30, 2000 to purchase new equipment. Prior to June 30, 2000, we borrowed $2,692,000 under this facility, which is payable in installments through September 30, 2003. At September 30, 2000 our borrowings under this line of credit were $2,542,000. Interest on this line of credit is at the prime rate plus 1.25% (10.75% at September 30, 2000). The second line of credit provides for maximum borrowings, including letters of credit, of $3.0 million. The line of credit bears interest at the prime rate plus 1%. At September 30, 2000, we had no borrowings outstanding on this line of credit. However, we maintained letters of credit under this line of credit totaling approximately $1.6 million to collateralize lease deposits on our office facilities. At September 30, 2000, we had unused borrowings of approximately $1.4 million available under this line of credit facility.

     In October 2000, our bank credit agreement was amended to provide up to $3.5 million of new borrowings to purchase equipment and certain financial covenants of the loan agreement were amended. Interest on this line of credit will be at the prime rate plus 1.25%. The line of credit will be payable in installments with the final installment due on December 31, 2003. In October we borrowed $964,000 under this facility. Additionally, the amended credit agreement extended the due date of the currently existing $3.0 million line of credit from April 30, 2001 until September 30, 2001. Currently, we are not in compliance with the tangible capital fund requirement of the amended credit agreement and are involved in discussions with the bank regarding this condition of non-compliance. Accordingly, we reclassified $1,570,000 of otherwise long-term borrowings under the credit agreement as currently payable as of September 30, 2000.

     We also have a bank line of credit facility that provides for a $1.0 million revolving facility for equipment purchases, and bears interest at the bank's prime rate plus 1.0%. At September 30, 2000 our borrowings under this line of credit were $698,000 with a weighted average interest rate of 9.0%.
Borrowings under this line of credit are collateralized by the specific equipment purchased. Principal balances under these borrowings are repaid in installments, with the final installment due August 2003. We were not in compliance with certain non-financial covenants of this credit facility during 2000. Waivers of the respective covenants have been received from the lender. However, the condition of non-compliance under the our other bank credit facility created a condition of non-compliance under this loan agreement and we reclassified $425,000 of otherwise long-term borrowings under this credit agreement as currently payable as of September 30, 2000.

     During the nine months ended September 30, 2000, we invested $5.7 million in capital expenditures and anticipate expending an additional $1.25 million in capital expenditures during the remainder of fiscal year 2000. We anticipate investing in capital expenditures at a reduced rate during fiscal year 2001.

     Our future liquidity and capital requirements depend on numerous factors, including market acceptance of our services, the resources we devote to marketing and selling our services and our investment in developing and promoting our brand. We have experienced a substantial increase in capital expenditures since our inception consistent with the growth in our operations and staffing, and we anticipate that this will continue at a reduced rate during the remainder of fiscal year 2000 and into fiscal year 2001. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and plan to expand our sales and marketing programs and conduct more brand promotions. We currently anticipate that cash and cash equivalents on hand, together with our existing lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures into the second quarter of fiscal year 2001. In addition we have the ability to revise our business plan to reduce our operating costs, including deferring expenses and capital expenditures and reducing discretionary advertising expenditures, so that cash on hand and cash from operations and available credit facilities will fund our operations beyond the second quarter of fiscal year 2001. Based on our current expectations, we believe we will require additional equity or debt financing to fund our operations thereafter. Additional financing may not be available to us on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue or expand our business operations, and, our business, results of operations and financial condition may be materially adversely affected.


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


Recent Accounting Pronouncements

     In May 2000, the EITF released Issue 00-2, "Accounting for Web Site Development Costs". EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). We adopted the provisions of EITF 00-2 effective July 1, 2000 and has capitalized $1,234,000 of web site development costs incurred on projects in process as of September 30, 2000. Capitalized web site development costs are included in the September 30, 2000 condensed balance sheet in property and equipment. Upon completion of the web site development projects, we will begin to amortize these costs on a straight-line basis over periods not to exceed three years. Our web site development costs for all prior periods through June 30, 2000 were expensed.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB 25. We adopted the provisions of this pronouncement during the first quarter of 2000.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides additional guidance in applying generally accepted accounting principles for revenue recognition. We believe our revenue recognition policy is in compliance with SAB No. 101.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. "This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As we do not have any derivative instruments or hedging activities, SFAS No. 133 is not expected to have a material effect on our financial results.


Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT MARKET RISK

     We had no holdings of derivative financial or commodity instruments at September 30, 2000. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on September 30, 2000, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on September 30, 2000, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On August 10, 1998, we instituted a lawsuit in the Northern District of Illinois against e-centives, Inc. (f/k/a emaginet, Inc.) for infringement of our United States Patent No. 5,761,648, entitled "Interactive Marketing Network and Process Using Electronic Certificates," seeking unspecified damages and a permanent injunction against e-centives for further infringement. Subsequently, we added Ziff-Davis, Inc. as a defendant in our suit against e-centives, Inc.


     e-centives filed counterclaims against us alleging invalidity of our patent and interference with its prospective economic advantage and seeking unspecified damages and injunctive relief. In addition, on April 27, 1999, e-centives, Inc. filed a lawsuit against us in the United States District Court for the District of Maryland. The complaint alleged that our systems or methods infringe on e-centives' United States Patent No. 5,710,886, and sought unspecified damages and to enjoin us from further infringing its patent. On March 17, 2000, e-centives, Inc. filed a related lawsuit against us in the United States District Court for the District of Maryland. The complaint alleged that our systems or methods infringe on e-centives' United States Patent No. 6,035,280, and sought unspecified damages and to enjoin us from further infringing its patent. This patent is a continuation in part of the patent application which resulted in United States Patent No. 5,710,886, which is the subject matter of e-centives' April 27, 1999 lawsuit against us.

     Effective September 29, 2000, we settled all patent infringement litigation matters between e-centives, Inc., Ziff-Davis, Inc. and us. The settlement provides for cross licensing of the patents respectively owned by e-centives, Inc. and us, with net royalty payments being made to us.

     A complete summary of all pending litigation is set forth in our Prospectus. Except as noted above, all of the lawsuits and allegations set forth in the Prospectus are at an early stage and may not be resolved favorably to us. For example, we may not prevail and prevent others from using our proprietary rights. We may be required to alter or stop selling our services, or to pay costs and legal fees or other damages in connection with these cases and the various counterclaims that have been asserted against us. Our patents or future patents may be found invalid or unenforceable. Furthermore, additional counterclaims, separate lawsuits or other proceedings may be brought against us to invalidate our patents or force us to change our services or business methods.

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






                                                  coolsavings.com inc.
                                                 ----------------------
                                                       Registrant








Dated:  November 14, 2000                         /s/ Steven M. Golden
-------------------------                    -------------------------------
                                                      Steven M. Golden
                                                 Chairman of the Board and
                                                  Chief Executive Officer


Dated:  November 14, 2000                         /s/ Paul A. Case
-------------------------                    -------------------------------
                                                      Paul A. Case
                                                Executive Vice President and
                                                  Chief Financial Officer