Form 10-K405
period 2000-12-31
COOLSAVINGS COM INC
filed 2001-04-02
CIK 1087875

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-30199

                             coolsavings.com inc.
            (Exact name of registrant as specified in its charter)

State of Michigan                                                     38-3216102
State of Incorporation                                  I.R.S. Employer I.D. No.

                      360 N. Michigan Avenue, 19th Floor
                            Chicago, Illinois 60601
                                (312) 224-5000
         (Address of principal executive offices and telephone number)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:
                        Common Stock, Without Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X   No
                                      ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $31,275,000 based on the closing sales price of $0.80 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and officers of the Registrant, some of whom may not be held to be affiliates upon judicial determination. As of March 1, 2001, there were 39,093,660 shares of the Registrant's common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's definitive Proxy Statement to be filed in connection with its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

References and Forward-Looking Statements

  References made in this annual report to "CoolSavings," the "Company" or the "Registrant" refer to coolsavings.com inc.

  This annual report contains forward-looking statements based on our current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those anticipated in any forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section in Item 1 below. You should carefully consider those risks, in addition to the other information in this annual report and in our other filings with the SEC, before deciding to invest in our company or to maintain or increase your investment. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

  We own service mark registrations for the mark COOLSAVINGS, as well as several other service marks, including, among others, COOLDINING, COOLMALLS, COOLTRAVEL, COOLSAMPLES, SAVINGSCENTER, SQUEALS OF THE DAY and COOLCATALOGS, our stylized piggy-bank logo in the United States. We also own common law rights in these and other marks. In addition, we have applied for United States federal registrations of several service marks, including our SAVE. THEN SHOP., COOLPOINTS and COOLSAVINGS COUPON MANAGER. We have also obtained a trademark registration in Australia for COOLSAVINGS and have registration applications pending in the United Kingdom, Australia and Canada.

                                    PART I

ITEM 1.  BUSINESS

Overview

  CoolSavings is a comprehensive e-marketing solution that provides targeted advertising and promotional incentives to help offline and online companies identify, acquire and retain active shoppers. With a database of more than 13 million registered consumers as of March 1, 2001, we supply marketers with a single resource for accessing and engaging a dynamic group of shoppers. Through our customized, integrated e-marketing products, advertisers can target a wide array of incentives -- including printed and electronic coupons, personalized e-mails, rebates, samples, sales notices, gift certificates and contests -- to promote sales of products or services and drive customers into brick-and-mortar stores or online sites. In addition, our proprietary database technology tracks consumer response, shopping preferences and site behavior at the household and shopper level, to provide our clients with an unprecedented breadth of sophisticated consumer data from which to make smarter marketing decisions.

  Our web site, coolsavings.com, offers consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including brick-and-mortar retailers, online retailers, consumer packaged goods manufacturers, travel and financial service providers and restaurants. Advertisers can target a wide array of promotional incentives such as printed and electronic coupons, rebates, samples, sales notices, gift certificates, sweepstakes, contests, and advertisements opportunities through the coolsavings.com web site, personalized e-mail, wireless devices and a variety of high-profile promotional programs.

  With our members' permission, we collect detailed personal information from each individual, including demographics, shopping preferences and category interests. And we track each member's site activity and redemption of incentives through sophisticated data mining technology. This combined information, which is compiled in a central database, provides us with an unparalleled ability to help advertisers identify their most likely prospects and target the right offer to the right person at the right time.

  To sustain our position as a leading provider of e-marketing services to advertisers, we continue to attract and enroll highly qualified shoppers through efficient online marketing and public relations campaigns. We have high brand recognition, which helps fuel both the growth of our member and client base. A recent study done by Comscore shows that our members spend 128% more online than the general Internet population. It is this active database, coupled with our advanced predictive modeling and targeting capabilities, which continue to produce results for our advertisers.

  Our member base grew from approximately 1.9 million registered consumers as of December 31, 1998 to over 13 million as of March 1, 2001, representing nearly
11.8 million households. We were incorporated as Interactive Coupon Marketing Group, Inc. in Michigan in December 1994. In November 1998, we changed our corporate name to coolsavings.com inc.

Industry Background

  The Growth of the Internet as an Advertising and Direct Marketing Medium

  The Internet has emerged as a unique global communications medium, enabling millions of people to interact and conduct business electronically. The rapid expansion of the Internet combined with its business efficiencies have led to significant growth in electronic commerce and attracted a broad group of buyers and sellers. As a result of such growth and expansion, the Internet now provides advertisers with significant opportunities to identify, communicate with, and attract customers. The Internet has emerged as an attractive new medium for advertisers due to unique features that are unavailable in traditional media. The interactive nature of the Internet combined with its global reach and rapidly growing audience enables advertisers to target specific types of users, receive direct feedback on their advertisements and capture valuable data on user preferences. Advertising and marketing organizations are now able to benefit from online opportunities by providing expertise in e-commerce marketing services.

  The growth of Internet use has prompted e-commerce and traditional brick and mortar companies to devote larger portions of their marketing budgets to advertising and direct marketing on the Internet. During the early stages of the development of online advertising, most businesses used the Internet to build general brand awareness and for customer acquisition. Consequently, the rapidly growing market for Internet marketing was dominated by banner advertising and unsolicited e-mails sent to lists of consumers. While these advertisements may have been targeted to a limited extent by the content on the web page or by demographic information, they generally have not permitted the advertiser to re-contact the consumer unless the consumer makes a purchase or voluntarily provides personal information.

  The Emergence of E-Marketing Services

  Advertisers use direct marketing in order to generate a specific response or action from a targeted group of consumers. Historically, advertisers have used direct mail, telemarketing and direct response television, or infomercials, in their direct marketing campaigns. These campaigns have been able to provide consumers with access to coupons, rebates, sweepstakes and loyalty programs. These types of promotions have been recognized in offline marketing as a means to develop and foster long-term customer relationships.

  Effective and efficient means of marketing have become more important as advertisers seek to lower the costs of customer acquisition and retention. As pressures from competitors raise these acquisition and retention costs, businesses seek sophisticated and cost-effective direct marketing methods to increase the loyalty and lifetime value of a customer through repeat visits and purchases. At the same time, advertisers are sensitive to the growing concerns of consumers and the government regarding the privacy of personal data and the intrusion of unwanted advertising messages. Online and offline advertisers are increasingly using the Internet for direct marketing to exploit its unique interactivity and cost advantages relative to traditional methods.

  The compelling advantages of the Internet as a direct marketing medium have led to the development of e-marketing services that are designed to enable businesses to acquire and retain customers and build customer loyalty. Online advertising and direct marketing has the potential to increase user response rates and decrease costs per transaction by targeting campaigns to particular users based on their demographic profile, interests and online behavior. In addition, the Internet permits advertisers to receive immediate responses, effectively test campaigns and direct consumers to a precise point-of-sale. E-marketing services are now able to take advantage of Internet technology to:

  .  deliver personalized promotions to those consumers most likely to respond;

  . deliver targeted advertising and promotional incentives at a household or individual level that motivate immediate consumer response;

  . allow businesses to take advantage of consumer-specific data, such as registration and transaction information to make smarter marketing decisions;

  . enable tracking of campaign performance and shopper behavior allowing an advertiser to learn and adjust campaigns in near real time; and

  . enable data mining to target consumers based on demographic data and shopping preference information learned from past activity.

  Traditional offline businesses such as national retailers and consumer packaged goods manufacturers are increasingly seeking to use e-marketing services as a key component of their marketing strategies to drive offline sales and build customer relationships. In addition, through e-marketing services, offline businesses that also sell online can potentially integrate their offline and online marketing campaigns and provide their customers the choice of shopping in stores or online.

  Current Limitations of Internet-Based Direct Marketing and Advertising

  While the Internet offers advertisers a number of advantages over traditional media, there remain significant challenges to realizing the full potential of online advertising. To date, advertisers have primarily employed banner advertisements on heavily trafficked and broadbased portals and other web content sites, most of which do not have close and trusted relationships with their users. These portals and content sites often have the ability to reach wide audiences but are generally unable to offer advertisers an effective means to identify their target audience largely because they lack precise demographic, psychographic and navigational data. In addition, advertisers have expanded their efforts to reach consumers using online direct marketing. These campaigns have focused primarily on the mass mailing of unsolicited e-mail messages referred to as "spam." Spam campaigns have met with considerable negative consumer reaction and low response rates primarily because the offerings are unsolicited and are often not relevant to consumers' lives. As a result of the limitations in both online advertising and direct marketing, advertisers continue to seek more effective approaches to deliver highly targeted advertisements in a more personalized and content-rich editorial environment from which they receive real-time feedback.

  Market Opportunity for a Comprehensive E-Marketing Solution

  In the past, advertisers wishing to employ e-marketing services have had to rely on more than one service provider in order to deliver a range of specific promotional or advertising services. In addition, many e-marketing services have been focused only on online promotional activities and have not provided an integrated online and offline solution.

  We believe there is a substantial market opportunity for a comprehensive e-marketing solution that provides the following:

  . a single source of both online and offline promotional services for advertisers that extends over the different stages of a customer relationship, from first-time purchase to repeat usage;

  . access to a large audience of consumers who are actively seeking savings and who are willing to share demographic data that can be used to better target and personalize their shopping experiences;

  . one-stop shopping for consumers with access to a wide range of both online and offline promotional offers from high-quality advertisers;

  .  an established and consistent brand that consumers find credible; and

  . the ability to track consumer demographics and shopping preferences on an individual and household level and to leverage that information across a large consumer base to make promotions increasingly targeted and cost-effective.

The CoolSavings Solution


  Our web site, coolsavings.com, offers convenient and personalized incentives for goods and services from a broad range of advertisers, including national brick-and-mortar chains, consumer packaged goods manufacturers, large consumer service providers, online retailers, and neighborhood businesses. We offer a wide array of promotional services for advertisers including printed and electronic coupons, personalized e-mails, rebates, samples, sales notices, gift certificates, contests and banner advertisements.

  Benefits to CoolSavings Advertisers

  The benefits to advertisers of using CoolSavings include:

  . Single source e-marketing solution. We offer advertisers a single source for a full range of promotions that can be redeemed online or in stores and targeted to any stage in the customer relationship. These tools include printable coupons and gift certificates for brick-and-mortar stores, electronic certificates for online purchases, targeted e-mails, mail-in rebates, lead generation for trial subscriptions and samples, notices of ongoing sales where no certificate is necessary, promotional contests and banner advertisements. Advertisers can also use combinations of incentives for customized promotions.

  . Access to a large audience of qualified, receptive shoppers. Advertisers are able to reach our large audience of consumers, who visit our web site looking for shopping values and are willing to provide demographic data about themselves and others in their households.

  . Cost-effective performance. We believe we provide advertisers with a cost-effective solution for customer acquisition and retention. Unlike most other direct marketing providers, we can immediately learn from each campaign, regardless of the promotions used, to make future campaigns more effective, to re-target responding members with more focused offers and to convert new customers into loyal customers. Our advertisers are able to target information about ongoing sales promotions and events to the appropriate customers at the appropriate times.

  . Insight into shopping behavior. Most advertisers have only limited means of tracking their customers' preferences and behavior. With our member's permission, we acquire information from the initial member registration, as well as from each time a member uses our web site or e-mail to respond to offers. As a result, we have much richer data to analyze for insight into the interests and preferences of an advertiser's customers. Advertisers can use our consolidated database to find predictive correlations that can lead to more effective targeting regardless of the types of promotions used. This information can be used by our advertisers to acquire new customers with appropriate incentives, refine follow-on promotions and identify co-promotion opportunities.

  . Ability to coordinate online and offline promotions. For advertisers that have both an online and offline presence, we can identify prospective customers and then track their activities whether shopping online or, with the cooperation of the advertiser, in stores. We enable these businesses to provide incentives, such as coupons and gift certificates, redeemable in their offline stores. If the advertiser returns the redeemed coupons to us, we can track the redemption of in-store coupons by scanning their unique bar codes and adding the shopping preference information to our database. For advertisers with only an online presence, we enable them to provide offline incentives, such as coupons and gift certificates, redeemable in the stores of their promotional partners. We also help offline companies without a web presence identify and reward customers with online incentives that their customers can bring into a store or use on another web site.

  . Lower total cost of ownership and improved time to market. Our investments in infrastructure, technology and technical personnel allow our advertisers to deploy their promotional campaigns without the need to lease, buy or continually upgrade the required hardware and software systems, providing significant cost savings over an in-house solution. In addition, using both our infrastructure and our e-marketing processes and expertise, we enable our advertisers to deploy their e-marketing campaigns rapidly and reliably. As a result, our advertisers can remain focused on their core businesses while still providing compelling offers to consumers.

The CoolSavings Strategy


  Our objective is to be the leading provider of comprehensive e-marketing services for advertisers. Key elements of our strategy to achieve this objective are to:

  . Extend brand awareness and expand member and advertiser base. We believe strong brand recognition is a powerful tool to attract new advertisers and members. We intend to continue to promote our brand online, with advertising campaigns on high-traffic web sites and cooperative campaigns with advertisers and affiliate networks. We believe our marketing efforts will expand our member base while preserving its current demographic characteristics, which will strengthen the services we provide to advertisers. As we expand our membership, we expect that our service will be attractive to additional advertisers, which will in turn make our site more attractive to additional consumers by providing a broader array of available incentives.

  . Enhance member profiles. As we make available additional promotional offers and services on our web site and through e-mail, we believe we can tailor online promotions to specific members. As our members use our site and respond to advertiser promotions, we continually enrich our database and develop deeper data for predictive modeling and targeting purposes. We plan to continue upgrading our tracking and data mining tools to provide additional insight into member interests and shopping preferences.

  . Broaden promotional service offerings. In order to provide a complete e-marketing solution for advertisers, we have expanded the promotional services we offer. For offline promotions, we have, in conjunction with trading partners, connected coupon discounts and points to credit cards and frequent shopper cards. In addition, we offer our promotional services and expertise to advertisers to target within their own customer databases.

  . Provide business-to-business promotions. We believe that advertisers seek a cost-effective and targeted medium to reach small businesses and independent professionals. We have developed the groundwork for a business-to-business service offering in which small businesses can register with us to receive incentives appropriate for their needs and interests. We plan to offer our advertisers the ability to deliver targeted business-to-business product and service promotions using database information such as type of business, size, geography and past purchasing behavior.

  . Pursue third-party relationships. We intend to pursue relationships to further build our brand, expand our reach to consumers and advertisers and enhance our services.

Services

  We provide a comprehensive e-marketing solution to our advertisers. We deliver a broad array of incentives through placement on our web site or by targeted e-mail, to enable our advertisers to motivate consumers to purchase products and services. Our advertisers also use our incentive programs to build the loyalty of their existing customers. Using our tracking, targeting and data mining capabilities, advertisers can coordinate and enhance their online and offline promotional campaigns for customer acquisition, retention and loyalty.

  Delivery of Incentives

  We deliver a variety of promotional incentives, including printed and electronic coupons, newsletters, sweepstakes promotions, personalized e-mail, rebates, samples, sales notices, gift certificates, loyalty points, contests and banner advertisements, to targeted segments of our member database on behalf of our advertisers. We deliver these incentives to targeted segments of our large audience of consumers through our web site, coolsavings.com, direct e-mails and wireless Internet connections. These incentives can be redeemed by our members either online or offline depending on the particular promotion. The cost of our promotional services generally rises with the degree of targeting or customization we provide because, in our experience, these efforts generally result in higher response rates for the advertisers. In addition, we charge some of our advertisers based upon the performance of the promotional offers that we deliver for them.

  The coolsavings.com web site, which is branded as a leading destination site for consumer savings, offers convenient and personalized incentives for a broad array of products and services. To use our service, consumers register with us, provide demographic data about themselves, their households and shopping interests and choose whether to receive our direct e-mails. As members, consumers can obtain relevant incentives redeemable online or in stores from a broad range of advertisers, including online retailers, national brick-and-mortar chains, consumer packaged goods manufacturers, large consumer service providers and neighborhood businesses. We track our members' page views of and responses to promotions in our member database. Upon an advertiser's request and with the advertiser's cooperation, we can also track the redemption of incentives.

  The promotional services that we provide our advertisers include:

  . CoolOffers. Online and offline businesses can deliver incentive offers, including printed and electronic coupons, rebates, sales notices and gift certificates, to targeted segments of our membership via our web site and our targeted e-mail. Targeting is performed by demographic profile and shopping preferences. Our members are presented a version of our web site tailored to their personal interests, where they can "save, then shop."(TM) Specialized sections of our web site are dedicated to specific categories such as grocery items, regional mall stores and neighborhood businesses. Our members can also use a search feature to find offers by product or service category. We provide site exposure, creative development services and detailed performance reports to our clients.

  . Solo Targeted and Shared E-Mail. Our registered users can elect to receive periodic e-mails notifying them of offers that may be of personal interest. This allows us to send targeted e-mails to these members at the request of our advertisers on the basis of these members' demographic profiles and shopping preferences. We can deliver e-mails either with a single promotion by a specific advertiser or in shared messages which appear either in full-graphic HTML format or as plain text with web links, depending on members' preferences and the capabilities of their computers. The e-mails are targeted either through pre-selected criteria or using customized models we develop for particular campaigns. Member permission is at the heart of our e-mail program. Therefore, promotional e-mail is only sent to registered members who have opted-in to receive them.

  . FreeStuff. We provide advertisers a method of generating leads by providing free samples of their products or services to our members. These offers, such as trial magazine subscriptions, free product samples, free travel brochures and free Internet services, appear in the "FreeStuff" section of our web site and are targeted by demographic profile and shopping preferences. To receive free samples, members voluntarily provide the advertiser with contact information such as name, e-mail and mailing address, as well as other data about their households. Advertisers may also request secure credit card information from members, as necessary. We can tailor the submission form to advertisers to ask additional questions of participating members to further qualify the leads we generate. By offering free product trials and other incentives to our members, we can effectively introduce an advertiser's product or service to our members.

  . CoolGames. We provide advertisers with a highly targeted method for generating brand awareness combined with games that are also engaging for our members. We help advertisers create trivia contests and branded sweepstakes specific to their marketing strategies and tailored for their targeted profiles. We can also deliver targeted e-mails announcing a contest to generate immediate traffic and consumer response. At the conclusion of a member's interaction with a contest page, the advertiser's brand is reinforced by an automatic e-mail. Our members have an opportunity to explore products and special offers presented by our advertisers and to enter sweepstakes or contest to win products, cash prizes, coupons and gift certificates. At their request, consumers may also receive additional offers and information about advertisers' products through our monthly electronic newsletter and individual e-mails.

  . Category Newsletters. We help our advertisers obtain new customers, generate sales and achieve increased brand awareness through highly targeted, content-driven monthly e-mails which present an advertiser's products and services to members in conjunction with topical content which they have specifically requested.

  . CoolSavings Rewards. Advertisers can utilize CoolSavings Rewards to generate initial sales, encourage repeat sales and promote product-specific purchases at the SKU level--without discounting their product or service. This valuable incentive program increases response rates and builds consumer loyalty to an advertiser's brand. Redeemable for a variety of merchandise and services, our advertisers can award CoolPoints to members for responding to or taking advantage of designated offers.

  Affinity Development

  We offer customer acquisition and reward programs that can be customized for any product or service. We deliver initial sign-up incentives, such as gift certificates, tailored to the target consumers, and then administer ongoing benefits such as loyalty coupons. We also provide co-branded programs that function together with advertisers' own established promotional vehicles, such as their web sites, printed circulars, in-package flyers and in-store signs. These vehicles direct consumers to a special CoolSavings web address. Consumers entering our web site for the first time through a co-branded address will experience our entire web site as co-branded each time they return. These members can also receive customer-only offers targeted specifically to the customers of the party co-branding with us, either on the co-branded web site or in promotional e-mails. Our co-branding advertisers can use our infrastructure to build loyalty with their own customers. We benefit by adding those advertisers' customers to our database as CoolSavings members.

  Data Mining and Research Services

  By analyzing individual, demographic and correlative information in our database, we provide advertisers several methods to gain insight into customer preferences and profiles. We can also apply our data mining infrastructure to analyze the databases of our advertisers upon their request. We use sophisticated data mining tools to analyze member data to help our advertisers execute effective promotional campaigns. We use data mining information to create predictive models to make future targeting even more effective. Using e-mail, we can also contact and survey members who have responded to a specific offer. In addition, we are working with NFO Research, one of the world's leading providers of research-based marketing information, to create member panels that will provide major brands with quick feedback on new products and services.

Sales and Marketing

  We have built a sales organization dedicated to developing and maintaining close relationships with advertisers and advertising agencies. Our sales force is organized regionally and by specific industry and advertiser segments. To support our sales efforts, we advertise regularly in trade publications, send regular mailings to key marketing executives and exhibit at major trade shows. We intend to form relationships with companies with existing local sales forces in order to further penetrate local advertising markets. The first of these relationships is our alliance with Advo Inc.'s Super Coups, in which Super Coups salespersons are selling our co-branded services to local advertisers.

  Our marketing department is dedicated to promoting the CoolSavings brand, developing our member content and acquiring members for our service. To attract members and increase brand awareness, we have used a variety of advertising methods, including a national offline branding campaign that includes television, print, outdoor media and radio, as well as online advertising that includes online banner advertisements on high-traffic web sites such as portals and search engines. We also have developed network affiliate programs, in which other companies send consumers to the CoolSavings web site and receive a fee per each resulting member registration. Many of our advertisers provide links from their own web sites that click through to offers on CoolSavings.

  We also have used our advertising relationships to gain additional exposure for the CoolSavings name and piggy-bank character in retail chains and shopping malls and on the Internet. In some cases, we have the opportunity to feature CoolSavings on store signs and materials, such as bags and receipts.

Operations and Technology

  We have developed a proprietary system to target and personalize promotional offers from our advertisers to our members. There are five main components of our system:

  . our web server technology, which allows us to display offers of interest for each member;

  . our database, which processes the offers and stores the information about our members and their activity on our site;

  . our data mining and targeting modules, which we use to determine the members to whom we will deliver offers and the most appropriate offers for each member;

  . CoolSavings Coupon Manager, our software program that produces high-quality coupons and rebate certificates on a member's personal computer printer for in-store or mail-in use; and

  . SavingsCenter software, which we and our advertisers use to create, target and control new offers.

  Our system has been designed around industry-standard architecture and is designed to provide availability 24 hours-a-day, seven days-a-week. Occasionally in the past, we have disconnected our servers to make upgrades or maintenance checks on our system, leading to "down time" averaging approximately two hours per month.

  Our web servers and the database behind our system as well as our data mining servers are located at the Exodus Communications data center in Oak Brook, Illinois. Currently, all site traffic is directed to the Exodus system and we maintain a redundant version of our entire system at our Chicago headquarters.

Intellectual Property

  We currently hold two United States patents, No. 5,761,648, entitled "Interactive Marketing Network and Process Using Electronic Certificates" and No. 5,855,007, entitled "Electronic Coupon Communication System."

  We are currently pursuing legal action against two companies that we believe to be infringing our patent. This litigation is expensive, and the outcome of this litigation may not be favorable to us. In addition, some of these companies have filed counterclaims or separate lawsuits or other proceedings against us seeking to prevent us from using our patented system, and others may do so in the future. We have also settled seven prior lawsuits we brought against companies that we believed were infringing our patent No. 5,761,648. Competitors are also contesting our patent rights in the United States Patent and Trademark Office as they relate to our patent No. 5,761,648.

  Currently, we are a defendant in two pending lawsuits involving an allegation that our systems or methods infringe on competitors' patents. While we believe the actions are without merit and intend to defend them vigorously, our efforts may not be successful. We expect that, like other participants in our market, we will increasingly be subject to infringement claims as the number of services and competitors in our industry segment grows. Any infringement claim, regardless of its merit, could be time-consuming, result in costly litigation, cause service modifications or delays or require us to enter into royalty or licensing agreements. Licenses for third party patents might not be available on terms that are acceptable to us or at all. As a result, any claim of infringement could harm our business, results of operations and financial condition.

  In addition to our patents, we have registered trademarks, service marks and copyrights in the United States and other countries. We also own common law rights in several other marks, and have registration applications pending in the United States and other countries.

  We regard the protection of our intellectual property, including our patents, copyrights, service marks, trademarks, trade dress and trade secrets, as important to our future success. We rely on a combination of these intellectual property rights and contracts to protect the services we have created and our competitive position in the marketplace. We have generally entered into confidentiality and invention assignment agreements with our employees and contractors. Where we have considered it necessary, we have required nondisclosure agreements with our suppliers and advertisers in order to protect confidential information about our business plans and technology. Despite these precautions, these arrangements or the other steps which we have taken may not protect our trade secrets or prevent another company from copying important parts of our service. While we have registered our trademarks and service marks in the U.S. and other countries, protection of these marks may not be available in every country where we may do business in the future.

  We also rely on software programs that we license from other companies for key database technology, operating system and software, and specific hardware components for the computers in our system. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, and may incur significant costs in converting to new technologies, which would materially affect our business, results of operations and financial condition.

  Seasonality

  We believe that our business is subject to seasonal fluctuations. Advertisers generally place fewer advertisements during the first and third calendar quarters of each year, which directly affects our business specifically, and the advertising and direct marketing industry generally. Further, Internet user traffic typically drops during the summer months, which reduces the amount of advertising to sell and deliver. Expenditures by advertisers and direct marketers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. Our revenue has in the past and may in the future be materially affected by a decline in the economic prospects of our customers or in the economy in general, which could alter our current or prospective customers' spending priorities or budget cycles or extend our sales cycle. The annual sales patterns of most products are affected by seasonal influences ranging from holidays to the weather. We are subject to industry trends that affect Internet and traditional advertising providers generally, including seasonality and subscriber cancellations.

  Competition

  The market for e-marketing services is new, rapidly evolving and intensely competitive, and we expect competition to intensify. Barriers to entry for companies in our market are low, and current and potential competitors can launch new web sites and services at a relatively low cost.

  Our ability to compete depends on many factors, both within and beyond our control. These factors include:

  .  advertiser identification and retention;

  .  brand recognition and credibility;

  .  pricing of our services;

  .  breadth of our service offerings for advertisers and consumers;

  .  reliability of service and quality of advertiser support;

  .  advertiser and member acquisition costs;

  .  membership size and demographics;

  .  frequency of use and consumer response rates; and

  .  technological expertise.

  We believe we are well-positioned to compete in our market as a result of the breadth and sophistication of our services, the size and demographics of our member audience, our experienced management and staff, our proprietary technology and our established brand recognition.

  Currently, we compete directly with online marketing companies in several fields, including:

  .  direct marketers, such as LifeMinders and YesMail;

  .  incentive services, such as MyPoints and Netcentives;

  .  coupon providers, such as e-centives; and

  .  sweepstakes providers, such as Webstakes.com and Sweepstakesonline.com.

  We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers' total advertising budgets. We also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate Internet advertising. We also face indirect competition from leading distributors of traditional coupons by mail or newspaper inserts and from companies offering frequent flyer points or other affinity rewards tied to responses to advertisements. Some of the leading distributors of traditional newspaper-insert coupons compete against us directly by delivering their promotions over the Internet.

  Many of our current and potential competitors have longer operating histories, greater brand recognition, larger customer or user bases, and significantly greater financial, marketing, technical and other resources than we do. In addition, our competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Therefore, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. They may also try to attract advertisers by offering free services. Increased competition may cause us to lose brand recognition and market share and could otherwise harm our business.

Employees

  As of March 1, 2001, we had 285 full-time employees, 93 of whom were engaged in technology and product development, 88 in sales and marketing, 25 in client and member services and 79 in finance, administration and operations. We have never had a work stoppage and our employees are not covered by any collective bargaining agreement. We consider our relations with our employees to be good.

Factors That May Affect Future Results

  In addition to the other information in this Form 10-K, the following factors should be carefully considered in evaluating coolsavings.com and our business. The risks and uncertainties described below are not the only ones facing our company and there may be additional risks that we do not presently know of or that we currently deem immaterial. All of these risks may impair our business operations. This document also contains forward-looking statements that involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition, cash flow or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline.

Our unproven business model makes it difficult to evaluate our business

  We launched our web site in February 1997, and operate in a market that is new and changing rapidly. Because we have an unproven business model, it may be difficult for you to evaluate an investment in our common stock. In addition, we face risks, uncertainties, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet advertising and direct marketing market. To address these risks and uncertainties, we must, among other things:

  . maintain relationships with existing advertisers and attract additional advertisers;

  . attract members who actively take advantage of our offers and make purchases, request information and otherwise interact with our advertisers;

  .  attract, integrate, motivate and retain qualified personnel;

  .  enhance our brand recognition;

  .  develop new promotions and services;

  . continue to upgrade and develop our systems and infrastructure to accommodate potential growth;

  . anticipate and adapt to the evolving Internet advertising and direct marketing market and changes in advertisers' promotional needs and policies;

  .  maintain and defend our intellectual property rights; and

  .  respond to changes in government regulations.

  We may not be successful in accomplishing these objectives. Our failure to do so could harm our business, results of operations and financial condition.

We have liquidity constraints

  Cash on hand. At December 31, 2000, we had $7.0 million of cash and cash equivalents and we were not in compliance with our bank credit facilities. Accordingly, we are operating under severely restricted cash resources, which requires us to carefully monitor and manage our cash position. In an effort to preserve cash, we have implemented a cost reduction program. We are also in discussions with our banks to procure waivers of the non-compliance with and modifications to the facilities to permit us to access the capital available under those facilities. However, even with the cost reduction program and assuming we have access to our bank facilities, we will need to raise additional capital to fund our operations until we are profitable and to respond to business contingencies. To this end, we have commenced a private offering of our convertible debentures and warrants to increase the amount of cash on hand. This offering, if successful, will reduce the percentage ownership of our current shareholders in the event the debentures are converted and the accompanying warrants are exercised. However, there can be no assurance that we will be successful in our discussions with our banks or obtaining the necessary funds from our offering. If adequate funds are not available to us on acceptable terms, and if we are unsuccessful in our discussions with our banks, our ability to continue to operate the business will be jeopardized. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  History of losses. We incurred net losses of $39.2 million in 2000, $16.9 million in 1999 and $5.7 million in 1998. As of December 31, 2000, our accumulated deficit was $60.4 million. We expect to continue to incur operating losses through the first half of 2001 as we continue to fund operations. We have set a target to be profitable in the second half of 2001. However, we expect that our top-line revenue for 2001 will be lower than originally anticipated, primarily due to the slowdown of the United States economy and a decrease in advertising by e-commerce businesses. These lower revenues may adversely impact our ability to achieve our profitability target. In addition, even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis. See "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  Qualified auditor's report. We have received a report from our independent auditors for our fiscal year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they issued their report, we did not have access to sufficient committed capital to meet our operating needs for at least the next twelve months. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our quarterly financial results may fluctuate, making our future financial results difficult to forecast

  Our future operating results may vary significantly due to a variety of factors, including the following which may be beyond our control:

  .  advertisers' demand for and use of our services;

  . performance-based contracts, under which our revenues depend on our members' responsiveness to advertisers' offers;

  . our members' demand for our services and response to the offers we make available to them; and

  .  litigation costs.

  As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. Moreover, these factors make our revenues difficult to forecast. We base our estimated expenses in part on projections of future revenue, which are inherently uncertain. We may be unable to reduce spending quickly enough to offset any unexpected revenue shortfall, which could cause our business and operating results to suffer. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance. It is likely that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, our stock price will likely decline, perhaps significantly.

We derive most of our revenues from short-term contracts with our advertisers

  A majority of our current advertising contracts have stated terms of less than three months. We may be unsuccessful in securing longer commitments. Some advertisers prefer short-term contracts because they use our service to promote limited-time promotional events or seasonal products and services. In addition, new advertisers often request a short-term trial to assess the effectiveness of our services, particularly because Internet-based promotional services are relatively new and unproven. The limited duration of our advertising contracts makes it difficult for us to forecast our revenues. If we cannot renew our contracts or attract new advertisers, our results of operations and financial condition will be seriously harmed.

Our operating results are subject to seasonal fluctuations

  We believe our operating results will be subject to seasonal fluctuations that may make our stock price more volatile. Advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Further, Internet traffic typically decreases during the summer months, which in turn may reduce the amount of advertising to sell and deliver. We anticipate that our future revenues will reflect these seasonal patterns. However, our limited operating history and the evolving nature of the Internet advertising market make it difficult for us to predict the precise future impact of seasonal factors on our business.

We depend on compelling promotional offers by our advertisers

  Our members' usage of our services, and the resulting attractiveness of our service to advertisers, depend upon the quality of the promotional offers we deliver and our members' interest in them. In addition, under some of our advertising contracts, our revenues depend on members' responsiveness to specific promotions. We currently consult with our advertisers about the type and frequency of incentives they offer, but we cannot control their choice of promotions or their fulfillment of incentives. If our advertisers' promotional offers are not attractive to our members, we will not be able to maintain or expand our membership or generate adequate revenues based on the size of our membership or on the responses we produce. Moreover, if our members are not satisfied with the offers our advertisers make available to them, or with the products or services they receive upon redemption of offers, their negative experiences might result in publicity that could damage our reputation, which would harm our efforts to attract and retain members and advertisers.

We depend on the successful introduction of new services and features

  To retain and attract members and advertisers, we believe that we will need to introduce additional services and new features on our web site. These new features and services may require us to spend significant funds on product development and on educating our advertisers and consumers about our new service offerings. New services and features may contain errors or defects that are discovered only after introduction. Correcting these defects may result in significant costs, service interruptions, loss of advertisers' and members' goodwill and damage to our reputation. In addition, our successful introduction of new technologies will depend on our advertisers' ability to adapt to use these technologies, over which we have no control. If we introduce a service or feature that is not favorably received, our current members may use our web site and other services less frequently, our existing advertisers may not renew their contracts and we may be unable to attract new members and advertisers.

We must be able to establish and maintain relationships with operators of other web sites to attract new members

  We advertise on third-party web sites using banner advertisements and sponsorships to attract potential new members. Competition for banner and sponsorship placements on the highest traffic web sites is intense and we may not be able to enter into these relationships on commercially reasonable terms, or at all. Even if we enter into or maintain our current relationships with other web site operators, those sites may not attract significant numbers of users or increase traffic to our web site. Some operators of other web sites, and parties such as Netcentives Inc. with which we create new incentive programs for our members, may also offer competing services, alone or through an arrangement with one of our competitors. These operators may be reluctant to enter into or expand their relationships with us. Our business could be harmed if we do not establish and maintain relationships with other web site operators on commercially reasonable terms or if our relationships do not result in additional member registrations on our web site. In addition, to attract new members, we may enter into agreements with organizations that have established subscription bases. These agreements may contain exclusivity provisions that restrict our ability to enter into similar agreements with other organizations in the same business category.

Intellectual property litigation against us can be costly and could result in the loss of significant rights

  We expect that, as the number of services and competitors in Internet advertising and direct marketing grows, we will be increasingly subject to intellectual property infringement, unfair competition and related claims against us. Third parties may also seek to invalidate our United States Patents, No. 5,761,648, entitled "Interactive Marketing Network and Process Using Electronic Certificates" and No. 5,855,007, entitled "Electronic Coupon Communication System." Currently, we are a defendant in two lawsuits filed by competitors, each of which alleges that our technology or business methods infringe on the competitors' patent. The lawsuits seek, among other things, to prevent us from using methods that allegedly violate the competitors' patents. In addition, competitors have in the past, and may in the future, name our customers as defendants in these suits, which may cause these customers to terminate their relationships with us which, in turn, could harm our business. While we intend to defend these actions vigorously, our efforts may not be successful. Our failure to prevail in this litigation could result in:

  . our paying monetary damages, which could be tripled if the infringement is found to have been willful;

  . an injunction requiring us to stop offering our services in their current form;

  . our having to redesign our technology and business methods, which could be costly and time-consuming even where a redesign is feasible; or

  . our having to pay fees to license intellectual property rights, which may result in unanticipated or higher costs.

  Because of the ongoing technical efforts of others in our market and the relatively recent introduction of our technology, we may be involved with one or more of our competitors in legal proceedings to determine the parties' rights to various intellectual property, including the right to our continued ownership of our existing patents. Our failure to prevail in these proceedings could harm our business. See "Item 3 - Legal Proceedings"

  We cannot predict whether other third parties will assert claims of infringement or similar charges against us, or whether any past or future claims will harm our business. We believe that participants in our market are increasingly attempting to obtain patent protection for their business methods. We cannot predict when or if patents will result from these efforts, or whether any of these third parties' patents will cover aspects of our business. The details of currently pending United States patent applications are not publicly disclosed until the patent is issued. Any third-party claim, with or without merit, could be time-consuming, result in costly litigation and damages, cause us to reduce or alter our services, delay or prevent service enhancements or require us to enter into royalty or licensing agreements.

  In addition, legal standards regarding the validity, enforceability and scope of intellectual property in Internet-related businesses are unproven and continue to evolve. In this legal environment, we may be required to license other parties' proprietary rights in an effort to clarify our ability to conduct business or develop new services. Royalty or licensing agreements, if required, might not be available on terms acceptable to us, or at all. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be substantially harmed.

Protecting our patents, trademarks and proprietary rights may be costly and may distract our management.

  We regard the protection of our patent rights, copyrights, service marks, trademarks, trade dress and trade secrets as important to our future success. However, the steps we take to protect these and other proprietary rights will be costly, may require significant management resources and may be inadequate. If we are unsuccessful in protecting our proprietary rights, our business may be seriously harmed.

  Patents

  We have two issued United States patents and several pending United States and foreign patent applications directed to different aspects of our technology and business processes. Nevertheless, it is possible that:

  . our United States patents and any other patent we may obtain could be successfully challenged by third parties, which could limit or deprive us of the right to prevent others from exploiting the electronic certificate issuing and processing method or other inventions claimed in our current or future patents;

  . current and future competitors could devise new methods of competing with our business that are not covered by our issued patents or any patents we may obtain, or against which our patents and any other patent we may obtain may be ineffective;

  .  our pending patent applications may not result in the issuance of patents;

  . limit our ability to receive royalties for use of our patents by third parties; and

  . a third party may have or obtain one or more patents that cause specific aspects of our business to be restricted or that require us to pay license fees.

  In addition, we cannot predict how recently enacted United States laws may impact our proprietary rights. For example, the American Inventor's Protection Act, which became law in October 1999, may grant partial or full immunity to certain qualified methods of doing business from the full exclusionary rights otherwise afforded to validly issued patents. There currently is no substantial judicial precedent addressing this new law. We are also uncertain as to whether countries other than the United States will grant patents for inventions pertaining to Internet-related businesses, or as to the extent of protection those foreign patents would afford if issued. As in the United States, the legal standards applied abroad for intellectual property in Internet-related businesses are evolving and unproven. Any ruling or legislation that reduces the validity or enforceability of our patents may seriously harm our business.

  We presently have two lawsuits pending against companies we believe have infringed on our patents. This litigation has been and will continue to be costly, and is likely to continue over the course of several years. These lawsuits are at an early stage, and the outcome of these lawsuits, as well as any other lawsuits we may file, may not be favorable to us. We may not prevail and prevent others from infringing on our patents and using our proprietary rights. Furthermore, some of the companies we have sued have filed counterclaims or separate lawsuits against us seeking damages or to prevent us from using features of our system or business, and competitors are taking steps in the United States Patent and Trademark Office to contest our patent rights. Other defendants and competitors may take similar actions.

  Trademarks, Copyrights and Trade Secrets

  We rely on a combination of laws and contractual restrictions to establish and protect our proprietary rights. We generally have entered into confidentiality and invention assignment agreements with our employees and contractors, and into non-disclosure agreements with parties with which we conduct business, in order to limit access to and disclosure of our proprietary information. These contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or deter independent third-party development or use of similar intellectual property. In addition, we have registered and have applied for registration of trademarks and service marks in the United States and in other countries. However, our pending registrations might not be issued and our registered marks may not prevent others from using similar marks.

  Domain Names

  We currently hold the Internet domain name coolsavings.com, as well as various other related names. The requirements for holding domain names could change. As a result, we may not acquire or maintain the "coolsavings.com" domain name in all of the countries in which we conduct business or in which we wish to conduct business in the future. This could impair our efforts to build brand recognition and to increase traffic to our web site. We also could be subject to disputes over our ownership of our domain names, which could be costly and disruptive.

  Licenses

  In the future, we may license portions of our intellectual property, including our issued patents, to third parties. To date, we have granted one competitor immunity from suit under one of our patents, on the condition that the competitor restrict its coupon distribution in ways acceptable to us. Similarly, we have also granted licenses to six other competitors under this same patent on the condition that they restrict their coupon distribution in ways acceptable to us. If the nature or scope of the immunity or licenses were disputed, we would need to institute proceedings to enforce our rights under these agreements or under our patents.

We may lose business or incur liabilities to our advertisers due to uncertainties or inaccuracies in our database information

  It is important to our advertisers that we accurately track our members' demographics, our delivery of offers and advertisements and, in some instances, redemptions of incentives offered through CoolSavings. We have developed systems designed to record information about our members' demographic profiles, usage of our web site and other member information. If these systems do not perform as intended, we may not be able to evaluate accurately our members' household characteristics or the success of an advertiser's promotional campaign. Advertisers' willingness to use our services depends in part on the size of our membership base. In addition, in some cases our advertising rates increase as our registered membership increases and some of our advertising contracts require us to maintain or attain specified membership or usage levels. It is difficult to report our membership numbers accurately because some individuals may register more than once under different e-mail addresses, and members of households already registered with us may subsequently register themselves individually. Many of our members were registered on our web site by other members of their households and tend to use our web site less frequently than the members who registered them, if at all. Furthermore, we rely on the accuracy of the demographic, income and other information provided by our registering members. If advertisers perceive our tracking and evaluations to be unreliable or if our members' self-reported information proves to be inaccurate, we may lose current and potential advertisers, suffer erosion in our advertising rates or face disputes over proper advertising charges.

Failure to promote and protect our brand will harm our business

  We believe that strengthening our brand will be increasingly important because our market is competitive and has low barriers to entry. Our ability to promote and position our brand depends on the success of our marketing efforts and whether we can provide high quality services that motivate our members to use CoolSavings. If our brand enhancement strategy is unsuccessful, our business will be harmed. In addition, we rely on co-branding relationships as sources for new members. These co-branded programs function together with our advertisers' established promotional vehicles to direct consumers to a special CoolSavings web address. To the extent anyone we co-brand with is subject to negative publicity, the goodwill associated with our brand may be harmed.

We may not be able to compete successfully against current and future competitors

  The market for e-marketing services is new, rapidly evolving and intensely competitive. Barriers to entry for companies in our market are low, and current and potential competitors can launch new web sites and e-marketing services at relatively low cost.

  Currently, we compete directly with online marketing companies in several fields:

  .  direct marketers, such as LifeMinders and YesMail;

  .  incentive services, such as MyPoints and Netcentives;

  .  coupon providers, such as e-centives; and

  .  sweepstakes providers, such as Webstakes.com and Sweepstakesonline.com.

  We also face competition from traditional direct marketers, including leading distributors of traditional coupons by mail or newspaper inserts and from companies offering affinity rewards tied to responses to advertisements. We expect that some of the leading distributors of traditional newspaper-insert coupons, which have significant existing relationships with advertisers such as consumer packaged goods companies, will compete against us directly by delivering their promotions over the Internet. We also compete with other web sites, portals and advertising networks, as well as traditional offline media such as television, radio and print, for a share of advertisers' total advertising budgets and for consumers' attention.

  Many of our current and potential competitors have longer operating histories, greater brand recognition, larger customer or user bases, and significantly greater financial, marketing, technical and other resources than we do. In addition, our competitors may be acquired by, receive investments from or enter into other commercial relationships with, larger, well-established and well-financed companies. Therefore, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. They may also try to attract advertisers by offering free services. Increased competition may cause us to lose brand recognition and market share and could otherwise harm our business.

Our revenues may be concentrated among a limited number of advertisers

  During 2000, approximately 10.3% of our revenues were derived from one advertiser, and approximately 27.7% of our revenues were derived from our five largest advertisers. We believe that a relatively small number of advertisers may account for a substantial portion of our revenues in future periods. If any of our major advertisers were to reduce their advertising purchases substantially or to stop using our services, our business would be seriously harmed.

Many of our customers are emerging Internet companies that represent potential credit risks

  A significant portion of our revenues is derived from sales of advertising to online retailers and service providers. Many of these companies have limited operating histories, are incurring substantial losses and have limited access to capital. Many of these companies represent potential credit risks and could fail. If these advertisers experience financial difficulties or fail to achieve commercial success, our business will suffer.

Our failure to attract, assimilate and retain highly skilled personnel would seriously harm our business

  Our future success depends on the continued services of our senior management and other key sales and technical personnel, particularly Steven M. Golden, our Chairman and Chief Executive Officer, Paul Case, our Chief Financial Officer, Matthew Moog, our President and Chief Operating Officer, John J. Adams, our Executive Vice President, Operations and Technology, Jonathan J. Smith, our Executive Vice President, Strategic Business Development, and Robert Gorman, our Chief Privacy Officer, Executive Vice President and General Counsel. We do not have long-term employment agreements with any of our key personnel and maintain no "key person" life insurance policies. The loss of the services of any of our executive officers or other key employees would likely have a negative effect on our business, results of operations and financial condition.

  Our future success also depends on our ability to identify, attract, retain and motivate highly skilled employees, particularly additional technical, sales and marketing personnel. Competition for employees in our industry is intense. We have occasionally encountered and expect to continue to encounter difficulties in hiring and retaining highly skilled employees, particularly qualified software developers for our web site and database systems. We may be unable to retain our key employees or identify, attract, assimilate or retain other highly qualified employees in the future, which may in turn harm our business.

Our reputation and business could be damaged if we encounter system interruptions or capacity limitations

  We seek to generate a high volume of traffic and transactions on our web site. Our database must also handle a large volume of member data and information about members' usage of our web site. The satisfactory performance, reliability and availability of our web site, database systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of members. Our revenues depend on promotional offers being readily available for members and our ability to process their coupon downloads, e-mail responses or other transactions on our web site. Any system interruptions that result in the unavailability of our service or reduced member activity would impair the effectiveness of our service for advertisers. Interruptions of service may also inhibit our ability to attract and retain members, which in turn will hinder our sales and marketing efforts. We have experienced periodic system interruptions, which may occur from time to time in the future.

  Additionally, recent acts of sabotage, known as denial of service attacks, on prominent, high traffic web sites have caused extended interruption of services on those web sites. Like other operators of web sites, we could also face system interruption or shutdown as a result of a denial of service attack.

  A substantial increase in rate of traffic on our web site will require us to expand and upgrade our technology, processing systems and network infrastructure. Any unexpected upgrades could be disruptive and costly. In addition, our existing systems may encounter unexpected problems as our member base expands. Our failure to handle the growth of our databases could lead to system failures, inadequate response times or corruption of our data, and could negatively affect our business, results of operations and financial condition. We may be unable to expand and upgrade our systems and infrastructure to accommodate this growth in a timely manner. Any failure to expand or upgrade our systems could damage our reputation and our business.

  Furthermore, the increased use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. If the use of the Internet continues to grow rapidly, the Internet's infrastructure may not continue to support the demands placed on it and its performance and reliability may decline. Interruptions or delays in Internet transmissions will disrupt our members' ability to access advertisers' offers on our web site and our ability to send targeted e-mail, which may in turn seriously harm our business and financial results. We also rely on web browser technology to create and target promotional offers. If access to these web-based systems is interrupted, our ability to disseminate new offers will be impaired, which could cause lost revenues or disputes with our advertisers.

We rely on third-party service providers, and any disruption or failure in the services they provide will harm our business

  We rely on third-party service providers to provide access to our web site and support its operation. Any interruption or failure in these services or deterioration in their performance could disrupt our business. Our support arrangements with these providers are generally for a term of one year and may be canceled on 30 days notice in certain circumstances. In the event these arrangements are terminated, we may not be able to find alternative service providers on a timely basis or on terms acceptable to us, or at all, which in turn would harm our business. In addition, we rely on software licenses from third parties. If these licenses are terminated or if such software is no longer supported by its manufacturer, we may not be able to find and install satisfactory alternate software on a timely basis or on terms acceptable to us, or at all, which will harm our business.

Our business could be damaged by natural disasters and other unexpected problems

  Our success and our ability to attract new members and motivate our members to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system as well as the servers we use to perform data analysis are currently located at an Exodus Communications data center in Oak Brook, Illinois. Currently, all site traffic is directed to the Exodus system and we maintain a fully redundant version of our entire system at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, and other natural disasters. In addition, the backup system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in or degradation of our services. Our business interruption insurance may not adequately compensate us for resulting losses.

  Furthermore, the computer servers running our system are vulnerable to general mechanical breakdown or component failure, computer viruses, physical or electronic break-ins, sabotage, vandalism and similar disruptions, which could lead to loss or corruption of data or prevent us from posting offers on our web site, sending e-mail notifications of new offers or delivering coupons or other certificates to our members. System failure or degradation resulting from under-capacity or from any of these risks could harm our business.

We may be subject to claims or regulatory investigations as a result of our data analysis activities, which could result in loss of members

  The information in our database is an integral part of our business. We have designed our technology infrastructure and services to allow us to aggregate data regarding specific member behavior. We have a privacy policy that governs how we use information about our members. We currently do not sell member-identifying information to third parties without the consent of the member and have no plans to do so in the future. Furthermore, our e-mail notices are only sent to members who have elected to receive them. However, some people who receive promotions from us may still be unhappy that we contacted them. In addition, while we strictly protect the identity of individual members, we do provide advertisers with aggregate information regarding member demographics, shopping preferences and past behavior.

  Our use of this aggregated information may cause dissatisfaction among our members or otherwise lead to negative publicity. There has been substantial publicity, governmental investigations and litigation regarding privacy issues involving the Internet and Internet-based advertising. To the extent that our data mining and/or other activities conflict with any privacy protection initiatives or if any private information is inadvertently made public, we may become a defendant in lawsuits or the subject of regulatory investigations relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, our members. Litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome is uncertain. We may need to spend significant amounts on our legal defense, senior management may be required to divert their attention from other portions of our business, and we may be required to make changes to our present and planned products or services, any of which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any of these proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations.

Our business will be harmed if our online security measures fail

  Because our efforts to attract and retain members depend, in part, on potential members' expectations of privacy in using our services, our business could be damaged by any security breach of our database or web site. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by these breaches. Someone circumventing our security measures could misappropriate proprietary information, corrupt our database or otherwise interrupt our operations. We could also be subject to liability as a result of any security breach or misappropriation of our members' personal data. This could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, as well as claims based upon other misuses of personal information, such as unauthorized marketing. These claims could result in costly litigation and could limit our ability to attract and retain advertisers and members. Our security measures may fail to prevent security breaches. Any failure to prevent security breaches will damage our reputation and harm our business.

We may be liable for supplying inaccurate promotional information to consumers

  We may face liability if the promotional information in the offers available to our members is inaccurate. Our employees may make errors in posting our advertisers' promotions. In addition, our advertisers may make errors entering promotional offers directly into CoolSavings using our SavingsCenter software, and we do not proofread or otherwise verify all of these offers. Any liabilities which we may incur because of inaccurate information in the offers that we deliver could harm our business, results of operations and financial condition. Additionally, any negative publicity generated as a result of inaccurate information in the offers we deliver could damage our reputation and diminish the value of our brand name.

Our common stock could be delisted

  As of March 26, 2001, our stock had failed to have a minimum bid price of $1.00 per share for 26 consecutive trading days. If our stock continues to trade at a price below $1.00, we may be subject to our stock being delisted from the NASDAQ national market system. If delisting should occur, our stock price may be negatively affected.

We may be harmed if our advertisers fail to honor their promotions on our web site or to comply with applicable laws

  Our success depends largely upon retailers honoring our electronic and printed coupons and upon advertisers reliably delivering and accurately representing the listed goods and services. We have occasionally received, and expect to continue to receive, complaints from our members about retailers' failure to honor our coupons or about the quality of the goods and services featured in our promotions. These complaints may be accompanied by requests for reimbursement or threats of legal action against us. Any resulting reimbursements or related litigation could be costly for us, divert management attention, increase our costs of doing business or otherwise harm our business, financial condition or results of operations. In addition, our advertisers' promotion of their goods and services may not comply with federal, state and local laws. Our role in facilitating advertisers' sales activities may expose us to liability under these laws. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our web site or business processes, discontinue some of our services or otherwise spend resources to avoid liability.

We are a defendant in a securities-related lawsuit

  We have been named as a co-defendant in a lawsuit filed in 1999 against our Chief Executive Officer by his ex-wife. This lawsuit is based upon the plaintiff's sale of shares of our common stock to our Chief Executive Officer in March 1998, and makes various allegations including fraud. The suit seeks damages in excess of $6.5 million. While we believe that this lawsuit lacks merit, a negative outcome in this litigation could subject us to substantial damages and negative publicity. Our defense of this litigation, even if successful, could be costly and time-consuming.

We depend on widespread acceptance of online direct marketing and promotions and the continued growth of online commerce

  Our success depends on the continued growth and acceptance by both consumers and advertisers of online direct marketing and other promotional services available through the Internet. Although incentive promotions and direct marketing have been provided for many years through newspaper inserts, direct mailing and other conventional marketing and sales channels, they have only recently been offered on the Internet. Many of our current or potential advertising customers, particularly traditional offline businesses, have little or no experience using the Internet for advertising purposes, and may be reluctant to spend money on our services. As a result, we face a longer sales cycle when dealing with traditional offline businesses. At times, these sales cycles can last more than a year. In addition, some traditional retailers may not readily accept our computer-generated certificates as valid, in part because of their cashiers' lack of familiarity with them and the perceived risk that these coupons can be counterfeited. The other services we offer, including the use of targeted e-mails to alert consumers to savings opportunities, also represent new marketing methods whose acceptance by consumers and advertisers is less certain than traditional marketing methods. Although we do not send unsolicited e-mail, known as "spam," negative public perception associated with "spam" could reduce the demand for our services.

  In addition, we are dependent upon the continued growth of the Internet as a medium for commerce. Demand for services and products sold over the Internet is uncertain for a number of reasons, including concerns related to the security of transactions, network reliability and poor performance. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and reduce usage of the Internet. If use of the Internet does not continue to grow, grows more slowly than expected or does not become a viable commercial marketplace, our business, results of operations and financial condition will suffer.

Changes in consumer and advertiser trends could harm our business

  We derive substantially all of our revenues from fees charged to advertisers for our promotional services. Therefore, we will be affected by changing trends in retail advertising, such as the trend away from periodic promotions and toward "everyday low prices." In addition, many of our advertisers are national retailers and suppliers of consumer products and services. These businesses are affected by the general economy as well as consumer confidence, which has at times diminished despite otherwise strong financial conditions. Consumer spending also can be affected by trends related to lifestyle, such as changing tastes in fashion or entertainment. Any decline in demand for our services as a result of changes in consumer or advertiser trends could harm our business, results of operations and financial condition.

We may not be able to keep up with rapid technological developments and evolving industry standards

  The Internet is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing consumer and advertiser demands. Our future success will depend on our ability to adapt our services to rapidly changing technologies and evolving industry standards and to continually improve the performance, features and reliability of our services. For example, we may be required to adapt our services to be compatible with Internet-connected devices other than traditional personal computers, such as handheld and wireless devices. We may also need to adapt to evolving standards resulting from the convergence of the Internet, television and other media. The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

Federal, state and local governments may further regulate the Internet, Internet advertising and privacy which could substantially harm our business

  The adoption or modification of laws or regulations relating to the Internet, Internet-based advertising and privacy could harm our business. In particular, our business could be severely damaged by any regulatory restrictions on our collection or use of information about our members.

  Laws and regulations that apply to Internet advertising and communications and Internet users' privacy are becoming more prevalent. For example, the United States Congress and Federal Trade Commission have adopted laws and regulations regarding the online collection and use of information from children and the content of Internet communications, and various states regulate e-mail marketing. However, even in areas where there has been some legislative action, the laws governing the Internet remain largely unsettled. There is no single government body overseeing our industry, and some existing state laws have different and sometimes inconsistent application to our business. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, taxation and the need to qualify to do business in a particular state, apply to the Internet and Internet advertising. Also, we conduct trivia quizzes and other contests and sweepstakes on our web site, which may be subject to gaming and sweepstakes laws. Our attempts to comply with these laws may be inadequate, in part because the effect of these laws on our activities is often unclear.

  We expect that regulation of the Internet and Internet advertising will intensify. New laws could slow the growth in Internet use and decrease the acceptance of the Internet as a commercial medium, which would harm our business. For example, a number of proposals to restrict the collection of information about Internet users and to tax Internet-based transactions are under consideration by federal, state, local and foreign governmental organizations. A three-year federal moratorium on new state Internet sales tax legislation is currently in effect, but it is scheduled to expire in October 2001, and does not preempt existing state tax laws. An increase in the taxation of online transactions or other new regulations could increase our costs of doing business or otherwise harm us by making the Internet less attractive for consumers and businesses. In addition, existing laws such as those governing intellectual property and privacy may be interpreted to apply to the Internet and Internet advertising. Our strategy to expand into international markets will likely subject us to additional regulation. Foreign countries, for example those in the European Union, often regulate areas such as Internet user privacy more strictly than the United States.

  Any application of existing laws and regulations to the Internet, new legislation or regulation that imposes stricter restrictions on privacy, consumer protection or advertising practices, any government investigation of our privacy practices or other business methods, or the application of laws from jurisdictions whose laws do not currently apply to us could:

  . create uncertainty in the marketplace that could reduce demand for our services;

  . limit our ability to collect and to use data from our members, which could prevent us from attracting and retaining advertisers;

  . result in expensive litigation, costly and disruptive efforts to respond to governmental investigations and burdensome fines or penalties;

  . require us to redesign our web site, registration process, database or targeting methods, an of which could be expensive and disruptive to our business;

  .  increase the cost of delivering our services to advertisers;

  . require us to qualify to do business in additional jurisdictions, or subject us to liability for having failed to qualify to do business wherever our members reside;

  .  reduce the efficacy of our targeted promotional services; or

  . in some other manner harm our business, results of operations and financial condition.

Our business may suffer if the security of Internet commerce is compromised

  Concerns about the security of transactions conducted on the Internet and consumer privacy may inhibit the growth of the Internet generally, and online commerce in particular. Any compromise of security involving Internet-based transactions could result in negative publicity and deter people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as registering for membership or purchasing goods and services. This could harm our business because most of our advertisers use our services to encourage people to purchase goods or services on the Internet.

Our executive officers and directors and entities affiliated with them beneficially own approximately 65% of our outstanding common stock and, therefore, have the ability to exercise significant control over us, and third parties may be deterred from acquiring us.

  Our executive officers, directors and entities affiliated with them, in the aggregate, beneficially own approximately 65% of our outstanding common stock. As a result, these shareholders, if acting together, will have the ability to control all matters requiring approval by our shareholders, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. This could discourage others from initiating potential merger, takeover or other change of control transactions, which could cause our stock price to decline.

  In addition, provisions of our articles of incorporation, our bylaws and Michigan law could make it difficult for a third party to acquire us or change our management, even if doing so would be beneficial to our shareholders. These provisions include:

  .  authorizing the board to issue one or more series of preferred stock;

  .  limiting the persons who may call special meetings of shareholders;

  .  prohibiting shareholder action by written consent;

  .  prohibiting shareholders from filling any vacancy on the board; and

  . establishing advance notice requirements for nominations for election of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

Our stock price has been volatile

  The market price of our common stock has been volatile and could be subject to wide fluctuations in response to factors such as the following, many of which are beyond our control:

  .  quarterly variations in our operating results;

  . operating results that vary from the expectations of securities analysts and investors;

  . changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

  .  changes in market valuations of other Internet companies;

  . governmental regulation of the Internet or Internet advertising, including any governmental inquiry of another Internet company;

  .  loss of a major advertiser;

  . resolution of our pending or future patent litigation or other changes in the status of our intellectual property rights;

  .  announcements of significant claims or legal proceedings against us;

  . announcements of technological innovations or new services by us or our competitors;

  . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  .  changes in our liquidity position;

  .  departures of key personnel; and

  .  future sales of our common stock.

  Domestic and international stock markets often experience extreme price and volume fluctuations. The market prices of the securities of Internet-related and technology companies are often highly volatile and subject to wide fluctuations that bear little relation to actual operating performance of these companies. As a result, investors may be unable to sell shares of our common stock at or above the price they paid for the stock.

  In the past, some companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. Securities class action litigation involving CoolSavings would result in substantial costs and a diversion of management's attention and resources, and would harm our stock price.

ITEM 2.  PROPERTIES

  Our executive and operating offices are currently located in Chicago, Illinois, in a 63,408 square foot facility. This lease expires in 2010 although we have options to expand the leased space and to extend the term of this lease. In addition, we maintain 3,252 square feet of our former office space in Chicago, Illinois pursuant to a lease expiring on March 16, 2002, which we are currently attempting to sublet. We lease 3,251 square feet of office space in San Francisco, California, which lease expires on July 31, 2005, and 3,078 square feet of office space in New York City, New York, which expires on June 30, 2005, each for use as a sales office.

ITEM 3.  LEGAL PROCEEDINGS

  On October 21, 1998, we instituted a lawsuit in the Northern District of Illinois against Catalina Marketing International, Inc., and its affiliate Supermarkets Online, Inc. for infringement of our United States Patent No. 5,761,648, seeking unspecified damages and a permanent injunction against further infringement. The defendants have filed counterclaims alleging invalidity of our patent and are seeking unspecified damages and injunctive relief. In addition, on February 18, 2000, Catalina Marketing filed a request for re-examination of our United States Patent No. 5,761,648 with the United States Patent and Trademark Office, which request was granted on May 2, 2000. Therefore, our United States Patent No. 5,761,648 will be re-examined, which may result in the patent being narrowed in scope or found invalid. With the exception of discovery related to a fraud claim, the court has suspended the lawsuit pending the outcome of the re-examination of our patent.

  On November 15, 1999, Catalina Marketing filed a separate lawsuit against us in the United States District Court for the Middle District of Florida. The complaint alleges that our systems and methods infringe Catalina Marketing's United States Patent No. 4,674,041, and seeks to enjoin us from further infringing its patent. While the litigation against us is in the early stage and its outcome cannot be predicted, we believe that our technology does not infringe Catalina's patent and that the litigation is therefore without merit. We have filed a motion for summary judgment in this matter and such motion remains pending. We intend to defend the action vigorously.

  On February 12, 2000, Supermarkets Online, an affiliate of Catalina Marketing, filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that our systems and methods infringe its United States Patent No. 6,014,634, and seeks unspecified damages and injunctive relief. We have filed with the Patent and Trademark Office a request for a re-examination of the infringement claims in this case, which request for re-examination was granted in March 2001.

  On August 23, 1999, we instituted a lawsuit in the Northern District of Illinois against Bright Street.com Inc. for infringement of our United States Patent No. 5,761,648, seeking unspecified damages and a permanent injunction against further infringement. The defendant has filed counterclaims alleging invalidity and unenforceability of our patent and are seeking unspecified damages and injunctive relief.

  Bright Street.com has advised us that it is taking steps in the United States Patent and Trademark Office to contest our rights in our United States Patent No. 5,761,648. If Bright Street is successful, we may lose some or all of our rights in our United States Patent No. 5,761,648.

  On December 3, 1998, we filed a patent infringement lawsuit against IQ.commerce Corporation in the United States District Court for the Northern District of Illinois for infringement of our Patent No. 5,761,648, "Interactive Marketing Network and Process Using Electronic Certificates." In December 2000, we settled the lawsuit pursuant to a settlement agreement under which IQ.commerce Corporation acknowledged the validity and enforceability of our patent. IQ.commerce Corporation was granted a limited, royalty-bearing license and an option to an unlimited license, which together would allow for future offerings based on CoolSavings technology.

  All of the foregoing pending lawsuits and allegations are at an early stage and may not be resolved favorably to us. For example, we may not prevail and prevent others from using our proprietary rights. We may be required to alter or stop selling our services, or to pay costs and legal fees or other damages in connection with these cases and the various counterclaims that have been asserted against us. Our patents or future patents may be found invalid or unenforceable. Furthermore, additional counterclaims, separate lawsuits or other proceedings may be brought against us to invalidate our patents or force us to change our services or business methods.

  In addition, on September 21, 1999, Kathryn L. Meklir, the ex-wife of Steven
M. Golden, our Chairman and Chief Executive Officer, filed suit against both Mr. Golden and CoolSavings in Oakland County, Michigan, alleging several claims, including fraud, arising out of her March 1998 sale of 2,000 shares of our common stock to Mr. Golden, and seeking damages in excess of $6.5 million. Although the transaction was a private sale between the parties, the plaintiff has named us as a defendant in the lawsuit. We recently filed for summary judgment, which motion remains pending. While the outcome of any litigation is uncertain, we believe that this suit and the claims asserted against us have no merit, and we intend to defend it vigorously. A negative outcome in this suit could subject us to substantial damages and negative publicity. Our defense of this litigation may be costly and time-consuming even if we are successful.

  We may be involved in additional litigation, investigations or other proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources, which in turn could harm our business and financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

  Our common stock is traded on the Nasdaq National Market under the symbol "CSAV." The following table presents the per share high and low bid prices of our common stock for the periods indicated as reported by the Nasdaq National Market.


                                                          High        Low
                                                        ---------  ---------
    Fiscal Year Ended December 31, 2000
       Second Quarter 2000............................     $7.125     $3.063
       Third Quarter 2000.............................      6.125      2.125
       Fourth Quarter 2000............................      2.750      0.469

  On March 1, 2001, the closing sales price of the common stock was $0.80 and our common stock was held by approximately 2,300 holders of record.

  We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operation of our business. In addition, our credit facility with American National Bank, Chicago, Illinois, currently prohibits the payment of cash dividends on our capital stock. Accordingly, we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

  Within the period covered by this report, we have issued and sold unregistered securities in the amounts, at the times and for the aggregate amounts of consideration listed as follows:

  On April 3, 2000, Steven M. Golden, our Chairman and Chief Executive Officer, exercised his vested options to purchase 322,000 shares of our common stock in exchange for the delivery of a $700,000 promissory note. The note provides for interest at the rate of 6.71% per annum, payable annually. The principal amount of the note and all unpaid interest is due on April 3, 2004. This sale was made pursuant to an exemption from registration afforded by Section 4(2) and Rule 701 of the Securities Act of 1933.

  On April 6, 2000, we granted Coupco, Inc. an option to purchase up to $500,000 of our common stock at the per share public offering price established in the initial public offering. This option was granted in consideration for Coupco providing us consulting services related to our license of certain of its intellectual property.

  Upon the closing of our initial public offering, unsecured convertible subordinated notes with a principal balance of $4,996,000 automatically converted into 793,068 shares of the our common stock. Additionally, our entire Series A convertible preferred stock issue automatically converted into 2,822,096 shares of our common stock upon the closing of the offering.

  On June 19, 2000, we issued 83,334 shares of common stock to two individuals as consideration for certain patent rights. The common stock issued was valued at $500,000 based upon the closing price of our common stock on the date of issuance. This sale was made pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

  During 2000, upon the exercise of options to purchase shares of common stock that had been granted under our Stock Option Plan by 11 employees, we issued an aggregate of 379,730 shares of common stock for an aggregate purchase price of $825,121 (including 322,000 shares of stock purchased by our Chairman referenced above). These sales were made pursuant to an exemption from registration afforded by Rule 701 of the Securities Act of 1933.

  No underwriters were engaged in connection with the foregoing sales of securities. The recipients of the above securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had access, through their relationship with us, to information about us.

ITEM 6.   SELECTED FINANCIAL DATA

     The statement of operations data set forth below for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000 have been derived from audited financial statements. The statement of operations data for the period ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from audited financial statements that do not appear in this report.

     You should read the selected financial data set forth below with the financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                                             Year Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                      1996              1997               1998              1999              2000
                                               -----------       -----------       ------------      ------------      ------------
                                                                 (in thousands, except share and per share data)
Statement of Operations Data:
  Net revenues...........................      $        --       $       110       $      1,143      $     12,916      $     39,866
  Cost of revenues.......................               --               148                428             1,818             7,028
                                               -----------       -----------       ------------      ------------      ------------
  Gross profit (loss)....................               --               (38)               715            11,098            32,838
  Operating expenses:
     Sales and marketing.................              253             1,202              2,494            17,838            41,607
     Product development.................              131               719              1,217             4,503             7,764
     General and administrative,
       exclusive of compensation related
       to stock options..................              499               766              2,350             5,890            18,885
  Compensation related to stock
       options...........................               --                --                 --                --             3,960
                                               -----------       -----------       ------------      ------------      ------------
    Total operating expenses.............              883             2,687              6,061            28,231            72,216
                                               -----------       -----------       ------------      ------------      ------------
    Loss from operations.................             (883)           (2,725)            (5,346)          (17,133)          (39,378)
      Interest income
        (expense), net...................                9                (3)                40               265               138
      Amortization of debt
       discount..........................               --                (4)              (435)               --                --
                                               -----------       -----------       ------------      ------------      ------------
    Net loss.............................      $      (874)      $    (2,732)      $     (5,741)     $    (16,868)     $    (39,240)
                                               ===========       ===========       ============      ============      ============
    Deemed dividend representing the
       beneficial conversion feature
       of preferred stock................               --                --                 --                --           (19,868)
                                               -----------       -----------       ------------      ------------      ------------
    Loss applicable to common
       shareholders......................      $      (874)      $    (2,732)      $     (5,741)     $    (16,868)     $    (59,108)
                                               ===========       ===========       ============      ============      ============
    Historical loss per common
      share, basic and diluted...........      $     (0.06)      $     (0.15)      $      (0.27)     $      (0.57)     $      (1.63)
                                               ===========       ===========       ============      ============      ============
    Weighted average shares used
      to compute historical basic
      and diluted loss per
      common share.......................       13,697,334        18,266,572         21,547,177        29,804,681        36,313,759
                                               ===========       ===========       ============      ============      ============

                                                                               December 31,
                                                            --------------------------------------------------
                                                             1996      1997       1998        1999        2000
                                                            -----     -----     ------     -------     -------
                                                                              (in thousands)
Balance Sheet Data:
  Cash and cash equivalents......................           $ 449     $  64     $4,895     $17,489     $ 7,042
  Working capital (deficit)......................             283      (886)     3,788      15,703      (1,624)
  Total assets...................................             466       353      6,371      29,590      29,150
  Long-term debt, including current portion......             300       241        300         878       4,389
  Total shareholders' equity (deficit)...........              (4)     (775)     4,594      19,120       9,742

ITEM 7.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
CONDITION & RESULTS OF OPERATIONS

  You should read the following discussion of our financial condition and results of operations with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section and elsewhere in this report. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, unless required by applicable securities laws.

Overview

  CoolSavings is a comprehensive e-marketing solution for both offline and online advertisers that provides a broad range of branded consumer promotional incentives and data mining technology to help leading brick and mortar retailers, e-tailers and consumer packaged good manufacturers build profitable one-to-one relationships. With a database of more than 13 million registered members (as of March 1, 2001), CoolSavings supplies marketers with a single resource for accessing and engaging a dynamic group of shoppers. Under our established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, sales notices, gift certificates, contests and banner advertisements to promote sales of products or services in stores or online.

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

How we generate revenue

  E-marketing Services Revenue

  We generate substantially all of our revenues primarily by providing online marketing, or e-marketing, services to our advertisers.

  E-marketing services revenue also includes barter transactions, where we exchange advertising space on our web site or in e-mails for reciprocal advertising space or traffic on other web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included on our web site or in our e-mails. Prior to January 2000, barter transactions were recorded at the fair value of the goods or services provided or received, whichever was more readily determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. For the year ended December 31, 2000, barter revenue was less than 6% of net revenues.


  We charge our advertisers on a variety of bases, the most common of which include:

  . the number of offers delivered to members, commonly sold on a cost per thousand, or CPM, basis;

  . the number of times members click on an incentive linking the member to the advertiser's web site (known as a click-through response);

  .  the number of purchases made or qualified leads generated; and

  .  the number of registered members in our database.

  Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and may include earlier termination provisions. In 2000, our largest advertiser accounted for 10.3% of our revenues and our top five advertisers together accounted for approximately 27.7% of our revenues.


  Our revenues for each period depend on a number of factors, including the number of advertisers sending promotional offers to our members, the size of our membership base and the responsiveness of our members to each promotion. We believe that our revenues will be subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter-to-quarter comparisons could be materially affected.

  Licensing Revenue

  We license portions of our intellectual property, including our issued patents, to third parties. Approximately 2% of our revenues were generated from royalty and license fees and other miscellaneous sources during the year ended December 31, 2000.

Expenses

  Cost of Revenues

  Our cost of revenues consists primarily of Internet connection charges, web site equipment depreciation, salaries of operations personnel, fulfillment costs related to member loyalty incentives and other related operations costs. In the first three quarters of fiscal year 2000 we expanded our web server capacity and our investment in data mining tools and personnel.

  Sales and Marketing

  Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses of our direct sales force, advertising and promotional expenses, marketing, and sales support functions. Marketing costs associated with increasing our member base, are expensed in the period incurred. In the fourth quarter of fiscal year 2000 we began to anticipate the slowing economy and implemented a new cost reduction plan. This plan included a significant decrease in offline marketing expenditures and a reduction in salaried personnel and third party technical consultants. We believe that this plan will significantly reduce operating expenses and have a positive effect on cash flow.

  Product Development

  Product Development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including the salaries and related expenses for our technology department, as well as costs for contracted services and equipment.

  General and Administrative

  General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs.

  Results of Operations

  We have incurred significant losses since our inception. As of December 31, 2000, our accumulated deficit was approximately $60.4 million. While we expect to continue to incur significant operating losses during the first half of 2001, we have set a goal to be profitable in the second half of fiscal year 2001. Even though we are experiencing a decrease in top-line revenue as a result of the slowing economy, we believe that the actions we have taken to reduce expenses coupled with our emphasis on cost control should permit us to achieve that goal. There can be no assurance, however, that we will be successful in achieving our profitability goal. See "- Liquidity and Capital Resources" below, and "Item 1. Business - Factors That May Affect Future Results" above.


                                                               Year Ended December 31,
                                                     -------------------------------------------
                                                       2000             1999              1998
                                                     -------          -------           -------
  Net revenues..............................           100.0%           100.0%            100.0%
  Cost of revenues..........................            17.6             14.1              37.4
                                                     -------          -------           -------
  Gross profit (loss).......................            82.4             85.9              62.6
  Operating expenses:
    Sales and marketing.....................           104.4            138.1             218.3
    Product development.....................            19.5             34.9             106.5
    General and administrative, exclusive
     of compensation related to stock
     options                                            47.4             45.6             205.6
   Compensation related to stock options                 9.9                                ---
                                                     -------                            -------
    Total operating expenses................           181.2            218.6             530.4
                                                     -------          -------           -------
  Loss from operations......................           (98.8)          (132.7)           (467.8)
                                                     -------          -------           -------
  Other income:
    Interest income (expense), net..........             1.8              2.1               3.5
    Amortization of debt discount...........             ---              ---             (38.1)
   Interest expense representing beneficial
    conversion feature of subordinated
    notes...................................            (1.4)             ---               ---
                                                     -------          -------           -------
                                                         0.4              2.1             (34.6)
                                                     -------          -------           -------
  Net loss                                             (98.4)          (130.6)           (502.4)
  Deemed dividend representing the
   beneficial conversion feature of
   preferred stock..........................           (49.9)             ---               ---
                                                     -------          -------           -------
  Net loss applicable to common
   shareholders.............................          (148.3)%         (130.6)%          (502.4)%
                                                     =======          =======           =======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Net Revenues

  Net revenues increased 209% to $39.9 million in 2000 from $12.9 million in 1999. The revenue increase was attributable to our continued ability to rapidly expand our member base, to sign up additional offline and online advertisers, and to expand programs with existing advertisers into more comprehensive promotion programs, including targeted e-mail, category newsletters, printable coupons, e-coupons, savings notices, rebates, lead generation, loyalty points and free samples. Our member base grew to approximately 12 million registered members at December 31, 2000 from approximately 5.0 million at December 31, 1999.

  Cost of Revenues and Gross Profit

  Cost of revenues increased to $7.0 million in 2000, from $1.8 million in 1999. Gross profit decreased as a percentage of net revenues to 82.4% in 2000, from 85.9% in 1999. The absolute dollar increase in cost of revenues was primarily due to increased costs for incentive points and gift certificates, costs related to building our server and networking infrastructure in response to the growth in activity by our members, and the hiring of additional operations personnel to service our increased advertiser base.

  Operating Expenses

  Sales and Marketing. Sales and marketing expenses increased to $41.6 million, or 104% of net revenues in 2000, from $17.8 million, or 138% of net revenues, in 1999. The $23.8 million increase in sales and marketing expenses was primarily due to increased expenses associated with promotional and marketing efforts, member acquisition costs, the hiring of additional sales and marketing personnel, and increased sales commissions. These marketing efforts enabled us to more than double our registered member base. We spent approximately $30.2 million for combined online and offline advertising in 2000, up from approximately $13.5 million in 1999. Throughout fiscal year 2000, we were able to achieve significant reductions in the average cost of registering new members. This was primarily due to our brand awareness and our ability to negotiate lower cost per acquisition rates with other web sites. We expect these factors will permit us to continue to pursue a more cost effective customer acquisition strategy, even with reduced emphasis on more costly offline advertising. Sales and marketing expenses as a percentage of net revenues decreased due to the growth in net revenues.

  Product Development. Product development expenses increased to $7.8 million, or 19.5% of net revenues, in 2000, from $4.5 million, or 34.9% of net revenues, in 1999. On July 1, 2000 we adopted the provisions of EITF 00-2 ("Accounting for Web Site Development Costs") and capitalized $2.7 million of web site development costs incurred on projects in process at December 31, 2000. For prior periods through June 30, 2000, all product development expenditures were expensed as incurred. The absolute dollar increase in product development expenses was primarily due to expenditures related to third-party technical consultants and the hiring of additional personnel to enhance the features and functionality of our web site, less the effect of capitalized web site development costs. The decrease in product development expenses as a percentage of net revenues is a result of the growth in net revenues and the capitalization of web site development costs in 2000.

  General and Administrative. General and administrative expenses increased to $18.9 million, or 47.4% of net revenues, in 2000, from $5.9 million, or 45.6% of net revenues, in 1999. The absolute dollar increase in general and administrative expenses was primarily due to the hiring of additional personnel to support the growth of our business and recruiting costs related to filling key management positions, as well as increased legal fees, costs associated with our initial public offering, and additional provisions for doubtful accounts. General and administrative expenses increased as a percentage of net revenues due to slightly faster growth in expenses than the growth in net revenues. In 2000, we incurred higher occupancy expense associated with our move to a larger office space and we expanded our administrative systems to support our growth and operations as a public company.

  Stock Option Compensation. On December 30, 1999, we entered into a termination and consulting agreement with our former President. In conjunction with the termination and consulting agreement, we agreed, effective January 6, 2000, to extend the expiration date of the former president's options to purchase an aggregate of 661,250 shares of the Company's common stock at a price of $2.17 per share until the first anniversary of the termination of the consulting agreement. The extension of the stock option agreements resulted in a remeasurement of the compensation cost associated with the stock options. Accordingly, a total non-cash compensation charge of $4.0 million was recognized on a straight-line basis during 2000.

  Interest Income, Net. Interest income, net, includes income from our cash and investments and expenses related to our financing obligations. Interest income, net, decreased to $138,000 in 2000, from $264,000 in 1999. The decrease in net interest income is attributable to higher interest expense on borrowings under our credit facilities and a beneficial conversion charge of $555,000, partially offset by interest earned on excess cash invested.

  Income Taxes

  As of December 31, 2000, we had approximately $63.2 million of federal and state net operating loss carryforwards, which may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire beginning in 2018.

  Non-cash charges

  During the fiscal year 2000, we incurred a $19.9 million charge for the beneficial conversion of our pre-initial public offering shares of Series A convertible preferred stock into post initial public offering common shares, and a $555,000 charge for the beneficial conversion of our pre-initial public offering convertible subordinated notes into post initial public offering common shares.

Year Ended December 31, 1999 compared to year ended December 31, 1998

  Net Revenues

  Net revenues increased 1,030% to $12.9 million in 1999, from $1.1 million in 1998. The increase in net revenues was primarily due to an increase in the number of advertisers, increases in our advertising rates due to expanded service offerings, and application of those rates to an expanded membership base. Our member base grew from approximately 1.9 million registered members on December 31, 1998 to over 5.0 million on December 31, 1999.

  Cost of Revenues

  Cost of revenues increased to $1.8 million in 1999, from $428,000 in 1998. Gross profit increased as a percentage of net revenues to 85.9% in 1999, from 62.6% in 1998. The absolute dollar increase in cost of revenues was primarily due to building our server and networking infrastructure in response to the growth in activity by our members and the hiring of 18 additional operations personnel to service our increased advertiser base. The increased costs were approximately $660,000 for infrastructure and

$830,000 for operations personnel costs. However, our gross profit as a percentage of net revenues increased because cost of revenues increased more slowly than net revenues.

  Operating Expenses

  Sales and Marketing. Sales and marketing expenses increased to $17.8 million, or 138% of net revenues, in 1999, from $2.5 million, or 218% of net revenues, in 1998. The $15.3 million increase in sales and marketing expenses was primarily due to increased expenses associated with promotional and marketing efforts, the hiring of additional sales and marketing personnel and increased sales commissions. We spent approximately $4.1 million for online advertising in 1999, up from approximately $1.3 million in 1998. While we incurred no offline advertising expenses in 1998, we incurred offline-advertising expenses of approximately $9.4 million in 1999. Sales and marketing expenses as a percentage of net revenues decreased due to the growth in net revenues.

  Product Development. Product development expenses increased to $4.5 million, or 34.9% of net revenues, in 1999, from $1.2 million, or 106% of net revenues, in 1998. The absolute dollar increase in product development expenses was primarily due to the hiring of additional personnel and associated software costs related to enhancing the features and functionality of our web site and costs incurred in our Year 2000 readiness effort. Product development expenses decreased as a percentage of net revenues due to the growth in net revenues.

  General and Administrative. General and administrative expenses increased to $5.9 million, or 45.6% of net revenues, in 1999, from $2.3 million, or 206% of net revenues, in 1998. The absolute dollar increase in general and administrative expenses was primarily due to the hiring of additional personnel to support the growth of our business, recruiting costs related to filling key management positions and legal fees. General and administrative expenses decreased as a percentage of net revenues due to the growth in net revenues.

  Other Income (Expenses), Net

  Other income (expenses), net, includes income from our cash and investments and expenses related to our financing obligations. Interest income, net, increased to $264,000 in 1999, from $40,000 in 1998. The increase in interest income was primarily due to a higher average cash balance during 1999 as a result of the receipt of $8.5 million from the sale of shares of our common stock, $5.0 million from the sale of our convertible subordinated notes and $20.0 million from the sale of shares of our Series A convertible preferred stock.

  Income Taxes

  As of December 31, 1999, we had approximately $23.5 million of federal and state net operating loss carryforwards, which may be available to offset future taxable income. Our federal and state net operating loss carryforwards expire beginning in 2018. From our formation through June 1, 1998, we elected, under
Section 1362(a) of the Internal Revenue Code, to be treated as an S-corporation for income tax purposes. Accordingly, we were not liable for federal income taxes during that period and any taxable income was included in the tax returns of our shareholders.

Liquidity and Capital Resources

  Since our inception, we have financed our operations primarily through the sale of our common and preferred stock and convertible subordinated notes. In May 2000, we completed an initial public offering of 3,300,000 shares of our common stock, resulting in proceeds to us of approximately $20,000,000, after deducting underwriters discounts and commissions and other related offering expenses. Upon the closing of the initial public offering, all of our previously issued unsecured convertible subordinated notes with a principal balance of $5.0 million automatically converted into 793,068 shares of our common stock and all of our outstanding Series A convertible preferred stock automatically converted into 2,822,096 shares of our common stock. As of December 31, 2000, we had approximately $7.0 million in cash and cash equivalents.

  Net cash used in operating activities was $25.5 million, $17.4 million, and $4.8 million in the years ended December 31, 2000, 1999, and 1998, respectively. In each period, net cash used in operating activities resulted primarily from our net losses and increases in accounts receivable, partially offset by increases in accounts payable and accrued expenses. During the fiscal year ended December 31, 2000, we had non-cash expenses totaling approximately $10.0 million for depreciation and amortization, loss or disposal of property and equipment, provision for doubtful accounts, amortization of prepaid advertising costs, amortization of debt discount and stock option compensation.

  Net cash used in investing activities was $9.6 million, $3.7 million, and $1.1 million in the years ended December 31, 2000, 1999, and 1998, respectively. In each period, net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our database. Included in the investing activities above, we capitalized $2.7 million of web site development costs in 2000 and we capitalized $1.4 million of software development costs in 1999.

  Net cash provided by financing activities were $24.6 million, $33.6 million, and $10.7 million in the years ended December 31, 2000, 1999, and 1998, respectively. Net cash provided by financing activities in the fiscal year 2000 is attributable to the net proceeds of our initial public offering (approximately $20.0 million) and proceeds from long-term borrowings under our bank lines of credit. Net cash provided by financing activities in the fiscal year 1999 resulted primarily from the cash proceeds received from our issuance of shares of common and preferred stock and convertible notes. We invest these proceeds in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities.

  We have two separate credit facilities under which we had an aggregate of $4.4 million borrowed, and $1.6 million in letters of credit outstanding, at December 31, 2000. Under the credit facility with American National Bank (the "ANB Facility") we have two term loans and one $3.0 million revolving credit line. The first term loan, which had an outstanding balance of $2.3 million at December 31, 2000, is payable in installments through June 30, 2003. The second term loan, which had an outstanding balance of $1.5 million at December 31, 2000, is payable in installments through December 31, 2003. The outstanding balances under the term loans bear interest at the bank's prime rate plus

1.25% (10.75% at December 31, 2000). We had no borrowings outstanding under the revolving line of credit at December 31, 2000. However, we had $1.6 million of letters of credit outstanding under the line to collateralize lease deposits on our office facilities. These letters of credit reduce the amount of borrowings available to us under the line dollar for dollar. The outstanding principal balance under this line bears interest at the bank's prime rate plus 1.0%.

  Under the credit facility with Midwest Guaranty Bank, we have a $1.0 million equipment line. At December 31, 2000, we had $632,000 outstanding under this line. Borrowings under this line bear interest at the bank's prime rate plus 1.0%, and the weighted average interest rate on our outstanding borrowings under this line at December 31, 2000 was 9.0%. Borrowings are collateralized by the specific equipment purchased and are payable in installments through August 2003.

  As of March 31, 2001, we were not in compliance with the tangible capital funding and liquid asset requirements of the ANB facility. This non-compliance has caused us to be out of compliance with the Midwest Guaranty facility. Accordingly, we have reclassified $2.3 million of otherwise long-term borrowings under the ANB facility and $355,000 of otherwise long-term borrowings under the Midwest Guaranty facility as currently payable. We are involved in discussions with both lenders to procure waivers of the non-compliance and modifications to the covenants with which we are not in compliance.

  Our operations have generated a negative cash flow in each year of our existence. In the fourth quarter of fiscal year 2000 we implemented a new cost reduction plan. This plan included a significant decrease in offline marketing expenditures and a reduction in salaried personnel and third party technical consultants. We further reduced salaried personnel and marketing expenditures in the first quarter of 2001. We believe that this plan will significantly reduce operating expenses and have a positive effect on cash flow. However, even with our cost reduction plan in place we will require additional debt or equity financing during 2001. Although we are in the process of raising additional capital through the private sale of our convertible notes and warrants, there can be no assurance that we will be successful in obtaining adequate funds. Our independent auditors have issued their report on our financial statements for 2000 with an explanatory paragraph. This paragraph describes the uncertainty as to our ability to continue as a going concern. If adequate funds are not available to us on acceptable terms, or if we are unsuccessful in our discussions with our banks, our ability to continue to operate the business will be jeopardized. See "Item 1. Business - Factors That May Affect Future Results" above.

Mergers and Acquisitions

  On November 30, 2000, we entered into an agreement for the purchase of certain intellectual property and software relating to an internet search engine capability with Surfari, Inc. We will be obligated to deliver to Surfari up to $1 million dollars of our common stock as consideration for the assets purchased, based on a percentage of the revenue received by us which relates directly to the use of internet search engine capability during the one year period commencing on March 12, 2001, the date we launched the CoolShopper service utilizing the acquired technology.

Recent Accounting Pronouncements

  In May 2000, the Emerging Issues Task Force ("EITF") released Issue 00-2, "Accounting for Web Site Development Costs". EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. Issue 00-2 is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). We adopted the provisions of EITF 00-2 effective July 1, 2000, and have capitalized $2.7 million of web site development costs incurred on projects in process as of December 31, 2000. Upon completion of the web site development projects, these costs are amortized on a straight-line basis over periods not to exceed three years. Our web site development costs for all prior periods through June 30, 2000 were expensed.

  In January 2000, the EITF released the final Issue No. 99-17, "Accounting for Advertising Barter Transactions". EITF Issue 99-17 establishes standards for determining the amount of revenue which may be recognized in barter transactions involving the exchange of advertising services. Our barter revenue recognition policy is in compliance with EITF Issue 99-17.

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


  In March 2000, the FASB issued Interpretation No. 44 ("Interpretation 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). Interpretation 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for the exchange of stock compensation awards in a business combination. Interpretation 44 was effective July 1, 2000, but certain conclusions in Interpretation 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

Factors Affecting Operating Results

  Our results of operations have varied widely in the past and we expect that they will continue to vary significantly in the future due to a number of factors, including those set forth in Item 1 of this report. You should read the section titled "Business - Factors That May Affect Future Results" and
"Business -Risks Related to the Internet Industry" in Item 1 of this report carefully.

QUARTERLY FINANCIAL DATA

The following are unaudited quarterly results:

                                                                            For the three months ended
                                               March 31, 2000       June 30, 2000        September 30, 2000        December 31, 2000
                                               --------------       -------------        ------------------        -----------------
Net revenues                                   $   8,086,000        $  8,948,000            $11,294,000              $ 11,538,000
Operating expenses                                15,720,000          17,945,000             18,913,000                19,637,000
Loss from operations                              (8,702,000)        (10,360,000)            (9,821,000)              (10,495,000)
Loss applicable to common shareholders (a)       (13,595,000)        (25,574,000)            (9,534,000)              (10,405,000)
Weighted average shares outstanding               31,729,705          35,281,040             39,093,660                39,093,660
Basic and diluted earnings per share                   (0.43)              (0.72)                 (0.24)                    (0.27)

                                               March 31, 1999       June 30, 1999        September 30, 1999        December 31, 1999
                                               --------------       -------------        ------------------        -----------------
Net revenues                                   $     890,000        $  2,075,000            $ 3,276,000              $  6,675,000
Operating expenses                                 3,328,000           4,229,000              7,659,000                13,015,000
Loss from operations                              (2,694,000)         (2,497,000)            (4,799,000)               (7,143,000)
Loss applicable to common shareholders            (2,624,000)         (2,392,000)            (4,725,000)               (7,127,000)
Weighted average shares outstanding               25,249,484          30,488,448             31,681,249                31,707,949
Basic and diluted earnings per share                   (0.10)              (0.08)                 (0.15)                    (0.23)

(a) Loss applicable to common shareholders is increased by $4,967,000 and $14,901,000 related to a deemed dividend representing the beneficial conversion feature of preferred stock in the quarters ended March 31, 2000 and June 30, 2000, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  We had no holdings of derivative financial or commodity instruments at December 31, 2000. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolioof our investment portfolio or related income would not be significantly have expected maturities of three months or less, we believe that the fair valueimpacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on December 31, 2000, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on December 31, 2000, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. The Company has both fixed and variable rate debt as described in Note 5a.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                                           Page
                                                                           -----
Report of Independent Accountants  .......................................  F-2

Financial Statements:

  Balance Sheets  ........................................................  F-3

  Statements of Operations  ..............................................  F-4

  Statements of Shareholders' (Deficit) Equity  ..........................  F-5

  Statements of Cash Flows  ..............................................  F-6

  Notes to Financial Statements  .........................................  F-7

                       Report of Independent Accountants


To the Board of Directors and
Shareholders of coolsavings.com, inc.:


  In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of coolsavings.com,inc. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital, is in non-compliance with certain covenants of its credit facilities with lenders and has sustained losses and negative cash flows from operations since its inception, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP

Chicago, Illinois
March 19, 2001

                                                COOLSAVINGS.COM INC.
                                                   BALANCE SHEETS
                                                                              December 31,     December 31,
                                                                                  2000             1999
                                                                              ------------     ------------
                             ASSETS
Current assets:
Cash and cash equivalents                                                     $  7,041,501     $ 17,488,788
Restricted cash                                                                     28,000           95,352
Accounts receivable, net of allowance of  $1,318,097 and  $118,154  at
     December 31, 2000 and 1999, respectively                                    9,329,761        4,381,463
Prepaid advertising                                                                193,829        2,787,327
Prepaid assets                                                                     528,676          290,103
Other assets                                                                       661,697          498,137
                                                                              ------------     ------------
                    Total current assets                                        17,783,464       25,541,170
                                                                              ------------     ------------

Property and equipment                                                           9,444,645        3,494,784
Capitalized software costs                                                       1,489,913        1,489,913
Capitalized web site costs                                                       2,667,633                -
                                                                              ------------     ------------
Total                                                                           13,602,191        4,984,697
Less accumulated depreciation and  amortization                                 (2,912,914)        (935,862)
                                                                              ------------     ------------
                                                                                10,689,277        4,048,835
Intangible assets, patents and licenses,
     net of accumulated amortization of $147,914 at December 31, 2000              677,086               --
                                                                              ------------     ------------
Total assets                                                                  $ 29,149,827     $ 29,590,005
                                                                              ============     ============

                              LIABILITIES
Current liabilities:
Accounts payable, including amounts due to related parties of
     $180,300 and $24,944 at December 31, 2000 and 1999, respectively         $  6,730,244     $  2,344,841
Cash overdraft                                                                   1,335,333               --
Accrued marketing expense                                                        2,289,015        1,057,149
Accrued compensation                                                             2,229,404           31,294
Accrued expenses, including amounts due to related parties of $34,542 and
     $91,292 at December 31, 2000 and 1999, respectively                         1,062,088          604,674
Other accrued liabilities                                                          220,116          139,757
Deferred revenue                                                                 1,151,902          417,974
Current maturities of long-term debt                                             1,728,380          246,601
Long-term debt reclassified as currently payable                                 2,661,010               --
Convertible subordinated notes payable,
  including $3,561,569 due to related parties                                           --        4,996,369
                                                                              ------------     ------------
                    Total current liabilities                                   19,407,492        9,838,659
                                                                              ------------     ------------
Long-term debt, less current  maturities                                                --          631,831
                                                                              ------------     ------------

Commitments and contingencies (Note 6)

                            SHAREHOLDERS' EQUITY

Series A convertible preferred stock, no par value, 10,000,000 and 5,000 shares authorized at December 31, 2000 and 1999, respectively, zero and 2,197.650 shares issued and outstanding at December 31, 2000 and
     1999, respectively
(Liquidation preference of $9,100.63 per share)
Common stock, no par value,  100,000,000 and 69,000,000 shares authorized at December 31, 2000 and 1999, respectively,
       39,093,660 and 31,715,449 shares issued and outstanding
       at December 31, 2000 and 1999, respectively                              73,658,743       27,844,658
Additional paid-in capital                                                         (47,244)      15,204,073
Accumulated deficit                                                            (60,351,872)     (21,111,924)
Notes receivable from related  parties                                          (3,517,292)      (2,817,292)
                                                                              ------------     ------------
Total shareholders' equity                                                       9,742,335       19,119,515
                                                                              ------------     ------------
Total liabilities and shareholders' equity                                    $ 29,149,827     $ 29,590,005
                                                                              ============     ============

The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS.COM INC.
                            STATEMENT OF OPERATIONS

                                                                  For the Year Ended
                                                                     December 31,
                                                    -----------------------------------------------
                                                        2000              1999             1998
                                                    ------------      ------------      -----------
Revenue:
     e-marketing services                           $ 39,048,978      $ 12,908,534      $ 1,142,819
     License royalties                                   816,820             7,198               --
                                                    ------------      ------------      -----------
Net revenues                                          39,865,798        12,915,732        1,142,819
Cost of revenues                                       7,028,143         1,817,444          427,769
                                                    ------------      ------------      -----------
Gross profit                                          32,837,655        11,098,288          715,050

Operating expenses:
     Sales and marketing                              41,607,341        17,837,722        2,494,395
     Product development                               7,763,656         4,503,223        1,217,101
     General and administrative, exclusive of
          compensation related to stock options       18,884,707         5,890,193        2,349,725
     Compensation related to stock options             3,959,565                --               --
                                                    ------------      ------------      -----------
Total operating expenses                              72,215,269        28,231,138        6,061,221
                                                    ------------      ------------      -----------

Loss from operations                                 (39,377,614)      (17,132,850)      (5,346,171)

Other income (expense):
     Interest and other income                         1,157,532           492,971           88,322
     Interest expense                                   (464,719)         (228,500)         (48,517)
     Amortization of debt discount                            --                --         (434,894)
     Interest expense representing beneficial
          conversion feature of subordinated notes      (555,147)               --               --

                                                    ------------      ------------      -----------
                                                         137,666           264,471         (395,089)
                                                    ------------      ------------      -----------

Loss before income taxes                             (39,239,948)      (16,868,379)      (5,741,260)
Income taxes                                                  --                --               --
                                                    ------------      ------------      -----------
Net loss                                             (39,239,948)      (16,868,379)      (5,741,260)
Deemed dividend representing the
     beneficial conversion feature
     of preferred stock                              (19,867,723)               --               --
                                                    ------------      ------------      -----------
Loss applicable to common shareholders              $(59,107,671)     $(16,868,379)     $(5,741,260)
                                                    ============      ============      ===========


Basic and diluted net loss per share                      $(1.63)           $(0.57)          $(0.27)
                                                    ============      ============      ===========

Weighted average shares used in the calculation
     of basic and diluted net loss per share          36,313,759        29,804,681       21,547,177
                                                    ============      ============      ===========

   The accompanying notes are an integral part of the financial statements.

                                             COOLSAVINGS.COM INC.
                                  STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
                                 YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                              Preferred Stock             Common Stock                Additional
                                           -----------------------   ----------------------------        Paid-in
                                             Shares       Amount        Shares           Amount          Capital
                                           ----------    ---------    ----------       ----------      ----------


Balances,  December 31, 1997                       --         --      19,518,916      $ 2,783,365    $     62,730

Issuance of common stock                           --         --       5,095,983       10,717,500
Issuance of warrants                               --         --              --               --         376,369
Stock option compensation                          --         --              --               --          16,312
Conversion from S-Corp to C-Corp                   --         --              --               --      (5,119,061)
Net loss                                           --         --              --
                                           ----------    ---------    ----------       ----------      ----------
Balances,  December 31, 1998                       --         --      24,614,899       13,500,865      (4,663,650)

Issuance of preferred stock,
   net of issuance costs                    2,197.650         --              --               --      19,867,723
Issuance of common stock                           --         --       4,906,594        8,500,000              --
Exercise of options and warrants                              --       1,507,190        2,843,793              --

Issuance of common stock for
advertising                                        --         --         686,766        3,000,000              --
Net loss
                                           ----------    ---------    ----------       ----------      ----------
Balances,  December 31, 1999                2,197.650         --      31,715,449       27,844,658      15,204,073

Issuances of common stock,
   net of issuance costs                           --         --       3,300,000       19,624,872
Common stock issued for
   convertible preferred stock             (2,197.650)        --       2,822,096       19,867,723
Deemed dividend representing the
   beneficial conversion feature
   of preferred stock                              --         --              --               --     (19,867,723)
Common stock issued for
   convertible subordinated notes                  --         --         793,068        4,996,369
Deemed dividend representing the
   beneficial conversion feature
   of convertible subordinated notes               --         --              --               --         555,147
Deferred stock compensation                                                                             3,959,565
Amortization of compensation expense
Compensatory stock option                                                                                 101,694
Issuance of common stock for patent rights         --         --          83,334          500,000
Exercise of stock options                          --         --         379,730          825,121

Redemption of fractional shares                    --         --             (17)              --              --
Net loss
                                           ----------    ---------    ----------       ----------      ----------
Balances,  December 31, 2000                       --         --      39,093,660      $73,658,743    $    (47,244)
                                           ==========    =========    ==========       ==========      ==========

                                             COOLSAVINGS.COM INC.
                           STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY (continued)
                                 YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                                                 Notes
                                            Deferred                           Receivable         Total
                                              Stock          Accumulated      From Related     Shareholders'
                                           Compensation        Deficit           Parties          Equity
                                           ------------     -------------     ------------     -------------
Balances,  December 31, 1997               $        --      $ (3,621,346)     $        --      $   (775,251)

Issuance of common stock                            --                --               --        10,717,500
Issuance of warrants                                --                --               --           376,369
Stock option compensation                                                                            16,312
Conversion from S-Corp to C-Corp                    --         5,119,061               --                 -
Net loss                                                      (5,741,260)              --        (5,741,260)
                                           ------------     -------------     ------------     -------------
Balances,  December 31, 1998                        --        (4,243,545)              --         4,593,670

Issuance of preferred stock,
   net of issuance costs                            --                --               --        19,867,723
Issuance of common stock                            --                --               --         8,500,000
Exercise of options and warrants                    --                --       (2,817,292)           26,501

Issuance of common stock for
advertising                                         --                --               --         3,000,000
Net loss                                            --       (16,868,379)              --       (16,868,379)
                                           ------------     -------------     ------------     -------------
Balances,  December 31, 1999                        --       (21,111,924)      (2,817,292)       19,119,515

Issuances of common stock,
   net of issuance costs                            --                --               --        19,624,872
Common stock issued for
   convertible preferred stock                      --                --               --        19,867,723
Deemed dividend representing the
   beneficial conversion feature
   of preferred stock                               --                --               --       (19,867,723)
Common stock issued for
   convertible subordinated notes                   --                --               --         4,996,369
Deemed dividend representing the
   beneficial conversion feature
   of convertible subordinated notes                --                --               --           555,147
Deferred stock compensation                 (3,959,565)               --               --                 -
Amortization of compensation expense         3,959,565                                            3,959,565
Compensatory stock option                           --                --               --           101,694
Issuance of common stock for patent right           --                --               --           500,000
Exercise of stock options                                                        (700,000)          125,121

Redemption of fractional shares                     --                --               --                --
Net loss                                            --       (39,239,948)              --       (39,239,948)
                                           ------------     -------------     ------------     -------------
Balances,  December 31, 2000               $        --      $(60,351,872)     $(3,517,292)     $  9,742,335
                                           ============     =============     ============     =============

                   The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS.COM INC.
                           STATEMENTS OF CASH FLOWS

                                                                                                 For the Year Ended
                                                                                                    December 31,
                                                                                 -------------------------------------------------
                                                                                      2000              1999              1998
                                                                                 --------------    --------------    -------------

Cash flows used in operating activities:
Net loss                                                                         $ (39,239,948)    $ (16,868,379)    $ (5,741,260)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   2,482,087           651,294          236,557
     Loss on disposal of property and equipment                                        286,375                --               --
     Stock option compensation                                                       3,959,565                --           16,312
     Provision for doubtful accounts, net of write-offs                              1,199,943           104,654           13,500
     Amortization of prepaid advertising                                             1,518,550                --               --
     Amortization of debt discount                                                     555,147                --          434,894
Changes in assets and liabilities:
     Decrease (increase) in restricted cash                                             67,352           (28,000)         (67,352)
     Increase in accounts receivable                                                (6,148,241)       (4,204,317)        (223,303)
     Decrease (increase) in prepaid and other current assets                           774,507          (135,693)         (59,656)
     Increase in accounts payable                                                    4,385,782         1,611,217           45,523
     Increase in deferred revenue                                                      733,928           196,662          221,312
     Increase in accrued and other liabilities                                       3,967,749         1,310,508          323,338
                                                                                 --------------    --------------    -------------
Net cash flows used in operating activities                                        (25,457,204)      (17,362,054)      (4,800,135)
                                                                                 --------------    --------------    -------------

Cash flows used in investing  activities:
Purchases of property and equipment                                                 (6,715,039)       (2,215,015)      (1,040,575)
Proceeds from sale of equipment                                                        121,305                --               --
Cash paid for intangible assets                                                       (325,000)               --               --
Capitalized software costs                                                                  --        (1,444,012)         (45,901)
Capitalized web site development costs                                              (2,667,633)               --               --
                                                                                 --------------    --------------    -------------
Net cash used in investing activities                                               (9,586,367)       (3,659,027)      (1,086,476)
                                                                                 --------------    --------------    -------------

Cash flows from financing activities:
Proceeds from short-term debt                                                               --                --          900,000
Repayment of debt obligations                                                         (621,272)               --       (1,050,000)
Advances on notes payable                                                            4,132,230           578,760          149,861
Proceeds from exercise of stock options                                                125,121            26,500               --
Proceeds from convertible notes payable                                                     --         4,996,369               --
Proceeds from issuance of preferred stock                                                   --        20,000,000               --
Proceeds from issuance of common stock                                              23,100,000         8,500,000       10,717,500
Cash paid for issuance costs                                                        (3,475,128)         (486,899)              --
Cash overdraft                                                                       1,335,333                --               --
                                                                                 --------------    --------------    -------------
Net cash provided by financing activities                                           24,596,284        33,614,730       10,717,361
                                                                                 --------------    --------------    -------------

Net increase (decrease) in cash                                                    (10,447,287)       12,593,649        4,830,750
Cash and cash equivalents, beginning of period                                      17,488,788         4,895,139           64,389
                                                                                 --------------    --------------    -------------
Cash and cash equivalents, end of period                                          $  7,041,501      $ 17,488,788      $ 4,895,139
                                                                                 ==============    ==============    =============

Supplemental schedule of cash flow information,
      cash paid for interest                                                      $    228,424      $    225,819      $    48,517

Non-cash investing and financing activity:
     Common stock issued in exchange for patent rights                            $    500,000      $         --      $        --
     Common stock issued upon conversion of preferred stock                         19,867,723                --               --
     Common stock issued upon conversion of subordinated notes                       4,996,369                --               --
     Issuance of common stock in exchange for shareholder notes
        upon exercise of stock options and warrants                                    700,000         2,817,292               --
     Issuance of common stock in exchange for advertising                                   --         3,000,000               --
     Issuance of stock options for consulting services                                 101,694                --               --

   The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS.COM INC.
                         NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies:

a. The Company: The Company provides a comprehensive e-marketing solution for both offline and online advertisers that provides a broad range of branded consumer promotional incentives and data mining technology to help leading brick and mortar retailers, e-tailers and consumer packaged good manufacturers build profitable one-to-one relationships. Under our established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, sales notices, gift certificates, contests and banner advertisements to promote sales of products or services in stores or online.

     In November 1998, the Company changed its corporate name from Interactive Coupon Marketing Group, Inc. to coolsavings.com inc.

     These financial statements are prepared on a going-concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, bank financing, or other sources of capital. During 1999, the Company raised approximately $33.0 million from sales of common stock, preferred stock and convertible subordinated notes. In January 2000, the Company obtained a credit facility that originally provided for borrowings of up to $6.5 million, which was amended in October 2000 to provide for up to an additional $3.5 million in borrowings. In May 2000 the Company completed an initial public offering of shares of its common stock resulting in proceeds to the Company of approximately $19.6 million, after deducting underwriters discounts and commissions and other related offering expenses.

b. Profitability Uncertain and Liquidity Constraints: The Company has sustained significant net losses and negative cash flows from operations since inception. At December 31, 2000, the Company had negative working capital. In addition, the Company is not in compliance with certain covenants of its credit facilities with lenders. During 2000, the Company utilized approximately $25.5 million of cash in its operations and had cash and cash equivalents of $7.0 million at December 31, 2000.

     The Company is seeking additional sources of financing to supplement amounts contributed by its shareholders (See Note 11) and expects to obtain the necessary financing to successfully execute its business plan, however there can be no assurance that the Company will obtain necessary financing. Management plans to generate positive cashflows from operations and has implemented cost reductions in marketing, general and administrative and technology expenses (See Note 11). Current market conditions are significantly affecting the Company's operating results. The ultimate recoverability of property and equipment and other assets is dependent upon, among other things, the success of the cost reductions and sustained revenue growth, the attainment of which cannot presently be assured. Since there is no assurance that management will complete their plans, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from this outcome of this uncertainty.

c.   Cash and Cash Equivalents:   The Company considers all highly liquid
     investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds and certificates of deposit. Checks issued but not presented to the banks for payment may create negative book balances. Such negative cash balances are recorded in "Cash overdraft" in the accompanying balance sheets.

d.   Concentration of Credit Risk:   Financial instruments that potentially
     subject the Company to a concentration of credit risk consists of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the U.S. and are denominated in U.S. dollars. For the year ended December 31, 2000, the Company had one customer that accounted for approximately 10.3% of net revenues. For the years ended December 31, 1999 and 1998, there were no customers accounting for more than 10% of net revenues. Additionally, no customers accounted for more than 10% of the Company's net receivables for any period presented.

e.   Fair Value of Financial Instruments:   The Company's financial
     instruments, including cash and cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The carrying value for all long-term debt outstanding at the end of all periods presented approximates fair value.

f.   Property and Equipment:   Property and equipment are recorded at cost.
     Depreciation and amortization are computed using primarily the straight-line method over the estimated useful lives of the assets. Useful lives for computer hardware and software are 3 to 5 years, and 5 to 7 years for furniture and fixtures. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in the determination of net income. Maintenance and repair costs are expensed as incurred.

g.   Intangible Assets:   Intangible assets are comprised of various licenses
     and patents that are recorded at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset or the license period, whichever is shorter. Amortization periods range from 2 to 7 years.

h.   Long-Lived Assets:   The Company assesses the recoverability of long-lived
     assets at the entity level, whenever adverse events or changes in circumstances or business climate indicate that an impairment may have occurred. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows. The Company has not recognized an impairment loss in any of the periods presented.

i. Revenue Recognition: Revenue subject to time-based contracts is recognized ratably over the duration of the contract. Deferred revenue represents the portion of revenue that has not been recognized related to time based contracts. For contracts based on certain performance or delivery criteria, revenue is recognized in the month performance is delivered to the customer.

j. Advertising: Advertising costs are expensed as incurred. Advertising expense was $31,423,213, $14,136,270, and $1,426,452, during the years ended December 31, 2000, 1999, and 1998 respectively.

k. Income Taxes: Until June 1, 1998, the Company had elected, under Section 1362(a) of the Internal Revenue Code, to be treated as an S-corporation for income tax purposes. As such, the Company was not liable for federal income taxes and any taxable income of the Company was included in the tax returns of the Company's shareholders. Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

l. Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

m. Capitalized Software Costs: The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" which requires capitalization of certain costs including the cost of outside consultants. These costs are amortized using the straight-line method over three years, beginning when individual modules are placed into service. The Company recognized $496,530 and $111,659 in amortization expense for the years ended December 31, 2000 and 1999, respectively. No software development costs were capitalized in the year ended December 31, 2000. In the year ended December 31, 1999, the Company capitalized $1.4 million dollars of software development costs.

n. Capitalized Web Site Development Costs: Effective July 1, 2000, the Company applied the standards of EITF No. 00-2 (See Note 1s), which requires capitalization of certain web site development costs. The Company capitalized costs of $2,667,633 related to web site development in the year ended December 31, 2000, and recorded $47,851 of amortization expense.

o. Stock-Based Compensation: Financial Accounting Standards Board ("FASB") Statement of Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. Total compensation expense recognized in connection with non-employee stock option grants was $16,312 during the year ended December 31, 1998. Due to the vesting terms of non-employee options, no future compensation expense will be recognized in connection with these grants. No compensation expense has been recorded in connection with stock option grants in 1999. See Note 8h for a discussion of common stock compensation related to the departure of our former president.

     On April 6, 2000, the Company granted an option to purchase up to $500,000 of our common stock at the per share public offering price established in the Company's initial public offering. This option was granted for consulting services related to intellectual property licensed by the Company. The options were valued at $101,694 using the Black-Scholes option pricing model. The options expired unexercised during 2000.

p. Basic and Diluted Net Loss Per Share: The Company computes net loss per share in accordance with the provisions of SFAS 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share applicable to common shareholders is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of unsecured convertible subordinated notes (see Note 5b), exercise of employee stock options and warrants (See Note 8g), and the conversion of preferred stock (See Note 8a) as the effect of such exercises would be anti-dilutive. Refer to Note 9--Earnings Per Share for the reconciliation of the numerator and denominator of the basic and diluted EPS calculation.

q. Comprehensive Earnings: The Company reports comprehensive earnings in accordance with SFAS Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive earnings and its components in general-purpose financial statements. There were no components of other comprehensive income during any of the periods presented.


r. Segment Information: SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires that management identify operating segments based on the way that management desegregates the entity for making internal operating decisions. The Company currently operates under the definition of one segment.

s.   Recent Pronouncements:   In June 1998, the FASB issued SFAS No. 133,
     "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement as amended is effective for the Company commencing January 1, 2001. As the Company does not have any derivative instruments or hedging activities, SFAS No. 133 is not expected to have a material effect on its financial results.

     In May 2000, the Emerging Issues Task Force ("EITF") released Issue No. 00-2, "Accounting for Web Site Development Costs". EITF Issue No. 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The Company applied this guidance effective July 1, 2000. (See Note 1n)

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company believes its revenue recognition policy is in compliance with SAB No. 101.

     In January 2000, the EITF released the final Issue No. 99-17, "Accounting for Advertising Barter Transactions". EITF Issue 99-17 establishes standards for determining the amount of revenue which may be recognized in barter transactions involving the exchange of advertising services. The Company believes that its barter revenue recognition policy is in compliance with EITF Issue 99-17.

     Barter revenue includes amounts recorded for barter transactions in which the Company exchanged promotion or direct marketing services for advertising. Prior to January 2000, barter transactions were recorded at the fair value of the goods or services provided, or received, whichever were more readily determinable. Upon adoption of EITF 99-17, barter transactions have been valued based upon similar cash transactions which have occurred within six months prior to the date of the barter transaction. In the years ended December 31, 2000 and 1999, barter revenues were $2.3 million and $144,000, respectively.

     In March 2000, the FASB issued Interpretation No. 44 ("Interpretation 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). Interpretation 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for the exchange of stock compensation awards in a business combination. Interpretation 44 was effective July 1, 2000, but certain conclusions in Interpretation 44 cover specific events that occurred after either December 15, 1998, or January 12, 2000.

t. Reclassified Prior-Year Amounts: Certain prior-year amounts have been reclassified to conform to the current year's presentation.

2.  Related Party Transactions:

    a. Legal Services: The Company engages the services of certain attorneys who were members of the Company's Board of Directors during 1998 and are holders of the Company's stock. Total fees for services were $570,632, $954,839 and $388,243, during the years ended December 31, 2000, 1999 and 1998, respectively. These fees are included in general and administrative expenses in the Company's statements of operations. Total fees payable were $214,842 and $116,236, at December 31, 2000 and 1999, respectively.

    b. Notes Receivable: In March, April, and July 1999 and April, 2000, shareholders provided a total of $3,517,292 notes receivable upon exercise of stock options and warrants by current and former officers and directors of the Company. These notes have variable due dates from December, 2002 to April, 2004, with interest at rates ranging from 4.83% to 6.71% due annually. These notes are collateralized by the shares of common stock issued upon exercise of the related options and warrants and the makers of each note are personally liable for up to 20% of the face value of the note, plus accrued interest. Accrued but unpaid interest on these notes was $273,986 as of December 31, 2000.


    c. Convertible Subordinated Notes: On May 28, 1999, the Company issued $1.5 million of unsecured convertible subordinated notes (See Note 5b). One note with a principal amount of $65,000 was held by a member of the Board of Directors. In October 1999, the Company borrowed approximately $3.5 million from a major shareholder under an unsecured convertible subordinated note (See Note 5b). The principal aggregating $4,996,369 on the unsecured convertible promissory notes, were converted into 793,068 shares of the Company's common stock upon the closing of the initial public offering.

    d. Warrants: In connection with certain loans made by a major shareholder to the Company in 1997 and 1998, the lender received 115,000 and 747,500 common stock warrants during 1997 and 1998, respectively. All such loans were repaid in 1998. The warrants were immediately exercisable and had a term of five years. Of the warrants, 805,000 were exercisable at $1.30 and 57,500 were exercisable at $2.17 as of December 31, 1998. During the year ended December 31, 1999, all of the warrants were exercised in exchange for notes receivable (See Note 2b). The proportional fair value of warrants issued during 1997 and 1998 was $62,730 and $376,368, respectively. Such value represents a discount from the fair value of the loans and the relative fair value of the warrants had been recorded in the financial statements as stipulated by APB 14 and was amortized over the period that the loans were outstanding.

3. Property and Equipment: Property and equipment at December 31, 2000 and 1999, respectively, was comprised of the following:


                                                     December 31,
                                              --------------------------
                                                 2000            1999
                                              ----------      ----------
    Computer hardware/software..........      $6,545,399      $2,709,057
    Furniture and fixtures..............       2,295,678         453,725
    Leasehold improvements..............         480,047         332,002
    Construction in process.............         123,521              --
                                              ----------      ----------
    Total                                     $9,444,645      $3,494,784
                                              ==========      ==========


4. Intangible Assets. Intangible assets are comprised of various license agreements and patents that are recorded at cost. Intangible assets at December 31, 2000, were comprised of the following:

                                                      December 31,
                                              --------------------------
                                                 2000            1999
                                              ---------        ---------
   License agreements...............          $ 325,000        $      --
   Patents..........................            500,000               --
                                              ---------        ---------
   Total............................          $ 825,000               --
   Less amortization................           (147,914)              --
                                              ---------        ---------
   Net Intangible Assets............          $ 677,086        $      --
                                              =========        =========

5.  Long and Short Term Debt:

    a. Bank Lines of Credit: The Company has two separate credit facilities under which the Company had borrowed an aggregate of $4.4 million, and had $1.6 million in letters of credit outstanding, at December 31, 2000. Under the credit facility with American National Bank (the "ANB Facility") the Company has two term loans and one $3.0 million revolving credit line. The first term loan, which had an outstanding balance of $2.3 million at December 31, 2000, is payable in installments through June 30, 2003. The second term loan, which had an outstanding balance of $1.5 million at December 31, 2000, is payable in installments through December 31, 2003. The outstanding balances under the term loans bear interest at the bank's prime rate plus 1.25% (10.75% at December 31, 2000). There were no borrowings outstanding under the revolving line of credit at December 31, 2000. However, the Company had $1.6 million of letters of credit outstanding under the line to collateralize lease deposits on its office facilities. These letters of credit reduce the amount of borrowings available to the Company under the line dollar for dollar. The outstanding balance under the line bears interest at the bank's prime rate plus 1.0% (10.5% at December 31, 2000). Borrowings are collateralized by substantially all the assets of the Company.

        Under the credit facility with Midwest Guaranty Bank, the Company has a $1.0 million equipment line. At December 31, 2000, there was $632,000 outstanding under this line. Borrowings under this line bear interest at the bank's prime rate plus 1.0% (10.5% at December 31, 2000), and the weighted average interest rate on the outstanding borrowings under this line at December 31, 2000 was 9.0%. Borrowings are collateralized by the specific equipment purchased and are payable in installments through August 2003.

        As of December 31, 2000, the Company was not in compliance with the tangible capital funding and liquid asset requirements of the ANB facility. This non-compliance has caused the Company to be out of compliance with the Midwest Guaranty facility. The failure to comply with covenant requirements constitutes an event of default under the respective lending agreements. As a consequence, the debt may be immediately payable at the option of the lenders, and, accordingly, the Company has reclassified $2.3 million of otherwise long-term borrowings under the ANB facility and $355,000 of otherwise long-term borrowings under the Midwest Guaranty facility as currently payable. The Company is involved in discussions with both lenders to procure waivers of the non-compliance and modifications to the covenants with which it is not in compliance.

        The aggregate principal payments over the next five years under the credit facilities are:

            2001................................    $ 1,728,380
            2002................................      1,628,262
            2003................................      1,032,748
            2004................................             --
            2005................................             --

                                                    -----------
            Total:                                  $ 4,389,390
            Less:  current maturities                (1,728,380)
                                                    -----------
            Total                                   $ 2,661,010
                                                    ===========

    b. Convertible Subordinated Notes Payable: On May 28, 1999, the Company issued $1.5 million of unsecured convertible subordinated notes. These notes had a maturity date of June 30, 2000 and accrued interest at a rate of 10.0% per annum. Upon the closing of the Company's initial public offering, the notes automatically converted into 238,087 shares of common stock.

        On April 9, 1999, the Company received a commitment from a major shareholder to advance the Company up to $3.5 million by December 31, 1999, at the Company's discretion. On October 18, 1999, the Company borrowed $3,496,384 under the commitment through an unsecured convertible subordinated note. This note accrued interest at an annual rate of 10.0% and had a maturity date of June 30, 2000. Upon the closing of the Company's initial public offering, the notes automatically converted into 554,981 shares of common stock.

        Based on the conversion ratio into common stock of the convertible subordinated notes, management determined that the discount received by the note holders constituted a beneficial conversion feature under the Emerging Issues Task Force ("EITF") Issue 98-5. The value of the beneficial conversion feature was computed at $555,147 and was recorded by the Company as additional paid in capital and interest expense.

6.  Commitments and Contingencies:

    a. Letters of Credit: At December 31, 1999, the Company maintained a $70,494 letter of credit to collateralize a lease deposit on its office facility. The letter of credit expires after the termination of the lease. A certificate of deposit for this amount has been established by the Company in the event that the letter of credit is executed. At December 31, 2000, the Company maintained a $28,000 certificate of deposit to secure a line of credit. At December 31, 2000, the Company maintained four letters of credit totaling $1,610,547 which collateralize the lease deposits for the office facilities in Chicago, New York and San Francisco. The various letters of credit expire as of the termination date of each respective lease.

    b. Litigation: During 2000, the Company settled several patent infringement suits. As a result of these settlements, the Company will receive certain royalty payments. One of these settlements contained certain change in control provisions which may result in the acquired party paying to the other party $1,500,000 as additional royalties.

        The Company is currently a defendant in two patent infringement lawsuits and one business related lawsuit. While the Company believes that these actions are without merit and intends to defend them vigorously, the Company's efforts may not be successful. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot currently be made. Management does not believe the outcome of such litigation will have a material adverse effect on the Company's overall financial position, results of operations or cash flows.

    c. Member Incentive Program: In March 2000, the Company entered into a two year agreement with a developer of web-based loyalty incentives programs. Under this agreement, the Company co-developed a custom loyalty program for its members using software that it licensed from the developer. The Company has a commitment to purchase at least $2.0 million of incentive awards during the remaining term of the agreement. As of December 31, 2000, the Company had spent $1.2 million in connection with such incentive programs.

    d. Leases: The Company leases equipment and its office premises under operating lease agreements. Rental expense under these agreements was $1,794,848, $439,196 and $196,894 during 2000, 1999 and 1998, respectively.

        At December 31, 2000, future minimum payments under noncancelable operating leases were as follows:

        For the years ended December 31:

            2001.................................   $ 1,965,805
            2002.................................     1,963,609
            2003.................................     1,994,813
            2004.................................     2,026,017
            2005 and thereafter..................     9,762,104
                                                    -----------
                                                    $17,712,348
                                                    ===========

    e. Purchase of Intellectual Property: On November 30, 2000, the Company entered into an agreement to purchase certain intellectual property and software. The Company shall be obligated to deliver up to $1,000,000 in its Common Stock for the purchased assets contingent upon defined revenues which may be earned related to the use of assets.

7. Income Taxes: Under Statement of Financial Accounting Standards ("SFAS") No. 109, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases and for tax carryforward items using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets consist of the following:


                                                                                                    December 31,
                                                                                        ------------------------------------
                                                                                            2000                    1999
                                                                                        ------------             -----------
  Deferred tax assets:
     Net operating loss carryforward........................................            $ 24,021,000             $ 8,928,000
     Amounts to adjust from accrual method to the cash method of
       accounting used for tax purposes.....................................                (860,000)               (558,000)
     Allowance for doubtful accounts........................................                 501,000                      --
     Deferred royalty income................................................                 178,000                      --
     Deferred compensation..................................................               1,540,000                      --
     Property and equipment.................................................                 (48,000)                 85,000
     Capitalized software...................................................                (996,000)                     --
     Other..................................................................                 (35,000)                  6,000
     Valuation allowances...................................................             (24,301,000)             (8,461,000)
                                                                                        ------------             -----------
                                                                                        $         --             $        --
                                                                                        ============             ===========

    The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 38% is due to net operating losses not being benefited. For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carryforwards has been offset by a valuation allowance due to uncertainty regarding realization of the asset. Accordingly, there is no provision for income taxes for the years ended December 31, 2000, 1999, and 1998, respectively.

    The Company has net operating loss carryforwards of approximately $63,212,953, $23,496,000 and $3,956,000 at December 31, 2000, 1999 and 1998,
    respectively, that expire beginning in 2018 for federal purposes.

8.  Shareholders' Equity:

    a. Preferred Stock: In December 1999, the Company issued 2,197.650 shares of no par value Series A convertible preferred stock ("Convertible Preferred") at a price of $9,100.63 per share and received proceeds of $20,000,000. The Company incurred $132,000 of issuance costs. The holders of Convertible Preferred had various rights and preferences as follows:

        Voting: Each share of Convertible Preferred had the same voting rights as a share of common stock and voted together as one class with the common stock.

        Conversion: Each share of Convertible Preferred converted to the Company's common stock at the closing of the initial public offering ("IPO"). Such shares were not required to be registered as part of the IPO.

        The EITF Issue 98-5 requires that beneficial conversion features present in the terms of the convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the value of that feature to additional paid-in capital. The value of the beneficial conversion feature related to the preferred stock offering is in excess of the $19.9 million net proceeds. Accordingly, the Company allocated the full amount of net proceeds to the beneficial conversion feature and recorded $19.9 million as additional paid-in capital as of December 31,

        1999. The beneficial conversion feature was recognized as a deemed dividend of $19.9 million during 2000. Upon the closing of the Company's IPO, the Convertible Preferred converted into 2,822,096 shares of the Company's common stock.

    b. Increase in Authorized Capital Stock: On April 7, 2000, the Company's articles of incorporation were restated to increase the authorized capital stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

    c. Stock Split: On April 7, 2000 the Board of Directors approved a 1,150 for 1 common stock split. All share and per share amounts have been retroactively restated to reflect the split.


    d. Initial Public Offering: On May 19, 2000, the Company completed its IPO in which the Company sold 3,300,000 shares of its common stock, resulting in proceeds to the Company of approximately $19.6 million, after deducting underwriters discounts and commissions and other related offering expenses.

    e. Advertising Agreement: On May 28, 1999, the Company entered into an agreement with a major television network under which the Company purchased television advertising valued at $3.0 million in exchange for 686,766 shares of its common stock. The advertisements stipulated in the agreement were aired during the twelve-month period beginning on October 1, 1999.

        In accordance with Emerging Issue Task Force Abstract No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded the value of spots to be received based on the fair value of the spots, as it was more reliably measured than the fair value of the stock issued at the time that the performance commitment by the network was reached. Amounts recorded prior to the running of the advertising spots were classified on the balance sheet as deferred advertising at December 31, 1999. As the advertising spots were run, the Company recognized advertising expense.

    f. Share Warrants: During 1998, the Company issued 747,500 warrants to a shareholder in connection with providing short-term loans to the Company. See Note 2-Related Parties, for a description of the loans and warrants.

    g. Common Stock Options: The Company has two stock-based compensation plans, the 1997 Stock Option Plan (the "Employee Plan") and the 1999 Non-Employee Director Stock Option Plan (the "Non-Employee Plan"). The Employee Plan and the Company's former 1997 Non-Employee Director Stock Option Plan were established by action of the Company's Board of Directors on December 4, 1997. In March 2000, the Employee Plan was amended and restated. In April 1999, the Company's 1997 Non-Employee Director Stock Option Plan was terminated by the Board of Directors. In July 1999, the Board of Directors approved the establishment of the Non-Employee Plan. Vesting under the Employee Plan is determined by the Board of Directors on an individual grant basis and is typically incremental vesting over a period of approximately four years. Options granted under the Non-Employee Plan become fully vested one year from the date of the grant. The term of the grants made under each plan is established by the Board of Directors and may not exceed ten years. The Company is authorized to issue options under the Employee and Non-Employee Plans for up to 20% for the Employee Plan and 2% for the Non-Employee Plan of the total number of common shares outstanding, including those reserved for issuance upon exercise of stock options and warrants. The company has reserved 8,600,605 shares of Common Stock for the exercise of stock options.

        In addition to the above plans, the Company has granted options to a certain employee in conjunction with the execution of a Board-approved employment contract. These options are included in the disclosures that follow.

        The following information relates to stock options whose exercise price equals the fair value of the underlying stock on the date of grant:


                                                                       Year Ended December 31,
                                                ------------------------------------------------------------------
                                                           2000                  1999                  1998
                                                ----------------------  --------------------  --------------------
                                                              Weighted              Weighted              Weighted
                                                              --------              --------              --------
                                                              Average               Average               Average
                                                              --------              --------              --------
                                                              Exercise              Exercise              Exercise
                                                              --------              --------              --------
                                                  Shares       Price     Shares      Price     Shares      Price
                                                -----------   --------  ---------   --------  ---------   --------
  Outstanding at beginning of period  .........   4,252,217      $3.51  1,852,627      $1.84  1,526,487      $1.77
  Granted  ....................................   1,496,583       7.25  2,538,050       4.76    343,850       2.17
  Exercised  ..................................    (379,730)      2.17   (127,190)      4.16         --         --
  Forfeited/expired  ..........................    (640,038)      5.03    (11,270)      2.85    (17,710)      2.17
                                                  ---------             ---------             ---------
  Outstanding at end of period  ...............   4,729,032      $4.59  4,252,217      $3.51  1,852,627      $1.84
                                                  =========             =========             =========
  Exercisable at end of period  ...............   1,151,357      $1.78  1,175,047      $1.65    784,283      $1.58
                                                  =========             =========             =========
  Weighted average fair value of options
    granted during the period..................                  $4.57                 $1.45                 $0.68


The following information relates to stock options whose exercise price exceeds the fair value of the underlying stock on the date of grant:

                                                                       Year Ended December 31,
                                                ------------------------------------------------------------------
                                                           2000                  1999                  1998
                                                ----------------------  --------------------  --------------------
                                                              Weighted              Weighted              Weighted
                                                              --------              --------              --------
                                                              Average               Average               Average
                                                              --------              --------              --------
                                                              Exercise              Exercise              Exercise
                                                              --------              --------              --------
                                                  Shares       Price     Shares      Price     Shares      Price
                                                 --------     --------  ---------   --------  ---------   --------
  Outstanding at beginning of period..........         --     $     --    287,500     $2.29          --     $  --
  Granted.....................................         --           --         --        --     287,500      2.29
  Exercised...................................         --           --   (287,500)     2.29          --        --
  Forfeited/expired...........................         --           --         --        --          --        --
                                                 --------                --------               -------
  Outstanding at end of period................         --     $     --         --     $  --     287,500     $2.29
                                                 ========                ========               =======
  Weighted average fair value of options
   granted during the period..................         --     $     --                $  --                 $0.12

  The following information relates to stock options whose exercise price is less than the fair value of the underlying stock on the date of grant:

                                                                       Year Ended December 31,
                                                ------------------------------------------------------------------
                                                           2000                  1999                  1998
                                                ----------------------  --------------------  --------------------
                                                              Weighted              Weighted              Weighted
                                                              --------              --------              --------
                                                              Average               Average               Average
                                                              --------              --------              --------
                                                              Exercise              Exercise              Exercise
                                                              --------              --------              --------
                                                  Shares       Price     Shares      Price     Shares      Price
                                                 --------     --------  ---------   --------  ---------   --------
  Outstanding at beginning of period..........         --     $     --    230,000     $2.10          --     $  --
  Granted.....................................         --           --         --        --     230,000      2.10
  Exercised...................................         --           --   (230,000)     2.10          --        --
  Forfeited/expired...........................         --           --         --        --          --        --
                                                 --------                --------               -------
  Outstanding at end of period................         --     $     --         --     $  --     230,000     $2.10
                                                 ========                ========               =======
  Weighted average fair value of options
   granted during the period..................                $     --                $  --                 $0.29

  The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                      December 31, 2000
                                                      -----------------
                                      Outstanding                                              Exercisable
                                      -----------                                              -----------
Exercise Price Range              Options     Average        Weighted Average         Options            Weighted Average
                                               Life           Exercise Price                              Exercise Price
                                            (in years)
     $0.28 - $1.75                 416,187     6.68                $0.53               324,737                 $0.28
     $2.17 - $3.69               2,316,030     7.86                 2.26               762,680                  2.17
     $4.14 - $6.25                 294,200     9.06                 4.83                58,190                  4.37
     $7.00 - $11.00              1,702,615     9.10                 8.70                 5,750                  7.91

     Totals                      4,729,032     8.28                $4.59             1,151,357                  1.78

     The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," upon establishing the Employee Plan and the Non-Employee Plan. As permitted by SFAS 123, the Company continues to apply the accounting provisions of APB Opinion Number 25, "Accounting for Stock Issued to Employees" with regard to the measurement of compensation cost for options granted. The Company recognized $4.0 million, $0 and $16,312 of compensation expense during 2000, 1999 and 1998, in conjunction with grants made under its fixed stock option plans. Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:

                                                               Year Ended December 31,
                                               ------------------------------------------------
                                                  2000               1999              1998
                                               -------------      ------------       -----------
   Pro forma net loss applicable to common
     shareholders..........................    $(41,953,818)      $(17,608,725)      $(6,005,992)
   Deemed dividend.........................     (19,867,723)                --                --
                                               ------------       ------------       -----------
   Net loss available to common shareholder    $(61,821,541)      $(17,608,725)      $(6,005,992)
   Wtd average shares outstanding..........      36,313,759         29,804,681        21,547,177
   Pro forma net loss per basic and diluted
     share.................................          $(1.70)            $(0.59)           $(0.28)

     These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, timing of additional grants of stock option awards and number of shares granted for future awards.

     The assumptions used for valuations of option grants calculated in accordance with SFAS 123 are as follows:

                                                       2000      1999      1998
                                                       -----     -----     -----

             Annualized dividend yield.............     0.0%      0.0%      0.0%
             Risk free rate of return..............    6.28%      5.6%      5.5%
             Expected option term (in years).......    5.00      6.66      3.95
             Expected volatility...................    74.8%      0.0%      0.0%

     h. Common Stock Compensation: On December 30, 1999, the Company entered into a termination and consulting agreement with its former President. In conjunction with the termination and consulting agreement, the Company agreed, effective January 6, 2000, to extend the expiration date of the former President's options to purchase an aggregate of 661,250 shares of the Company's common stock at a price of $2.17 per share until the first anniversary of the termination of the consulting agreement. The extension of the stock option agreements resulted in a remeasurement of the compensation cost associated with the stock options. Accordingly, a total non-cash compensation charge of $3,960,000 was recognized on a straight-line basis during 2000.

9. Earnings Per Share: SFAS 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted EPS for the years ended December 31, 2000, 1999 and 1998.

                                                          Year Ended December 31,
                                               -------------------------------------------------
                                                   2000              1999              1998
                                               ------------      ------------       -----------

Numerator:
 Net loss..............................        $(39,239,948)     $(16,868,379)      $(5,741,260)
Deemed dividend representing the
 beneficial conversion feature of
 preferred stock.......................         (19,867,723)               --                --
                                               ------------      ------------       -----------
Loss available to common
 shareholders..........................        $(59,107,671)     $(16,868,379)      $(5,741,260)
                                               ============      ============       ===========
Denominator:
 Weighted average common
  shares...............................          36,313,759        29,804,681        21,547,177
                                               ============      ============       ===========
Earnings per share:
 Basic and diluted.....................        $      (1.63)     $      (0.57)      $     (0.27)
                                               ============      ============       ===========

10. 401(k) Plan: On February 11, 1997, the Company adopted a 401(k) plan for employees. All employees who meet certain age requirements are eligible to participate. Matching contributions are made at the discretion of the Company. The Company made no matching contributions during 2000, 1999, or 1998.

11. Subsequent Events: Commencing in the fourth quarter of 2000, and continuing in the first quarter of 2001, the Company has implemented a cost reduction program which includes among other cost savings measures, reductions in marketing expenditures, cost of acquiring members, and the overall number of employees. In March 2001, the Company has commenced a private offering of its convertible debentures and warrants to increase its liquidity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to directors and executive officers required by this Item 10 is incorporated herein by reference to the information set forth under the caption "Directors and Executive Officers of the Company" in our Proxy Statement for the 2001 Annual Meeting of Shareholders or the "2001 Proxy Statement", which is expected to be filed with the Commission within 120 days after the close of our fiscal year. Information relating to certain filings on Forms 3, 4, and 5 of the Company is contained in the 2001 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is incorporated herein by reference to the information set forth under the caption "Executive Compensation" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item 13 is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the 2001 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed herewith as part of this Form 10-K:

          (1) A list of the financial statements required to be filed as a part of this Form 10-K is shown in the "Index to the Financial Statements" filed herewith.

          (2) The following financial statement schedule is filed as a part of this Form 10-K,--Schedule II--Valuation and Qualifying Accounts.

          (3) A list of the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K is shown on the "Exhibit Index" filed herewith.

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                    SIGNATURES
                                    ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2001                         coolsavings.com inc.


                                              By: /s/ Steven M. Golden
                                                  -------------------------
                                              Steven M. Golden
                                              Chairman of the Board, Director
                                              and Chief Executive Officer

                               POWER OF ATTORNEY

          Each person whose signature appears below hereby constitutes and appoints Steven M. Golden and Paul A. Case, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----

/s/ Steven M. Golden         Chairman of the Board, Chief        March 30, 2001
---------------------------  Executive Officer, and Director
 Steven M. Golden            (Principal Executive Officer)

/s/ Paul A. Case             Chief Financial Officer (Principal  March 30, 2001
---------------------------  Financial and Accounting Officer)
 Paul A. Case

/s/ Richard H. Rogel         Director                            March 30, 2001
---------------------------
 Richard H. Rogel

/s/ Hugh R. Lamle            Director                            March 30, 2001
---------------------------
 Hugh R. Lamle

/s/ Albert Aiello            Director                            March 30, 2001
---------------------------
 Albert Aiello

/s/ Lynette H. Mayne         Director                            March 30, 2001
---------------------------
 Lynette H. Mayne

/s/ Robert J. Kamerschen     Director                            March 30, 2001
---------------------------
 Robert J. Kamerschen

                     Report of Independent Accountants on
                         Financial Statement Schedule

To the Board of Directors and Shareholders of coolsavings.com, inc.:

Our audits of the financial statements referred to in our report dated
March 19, 2001 appearing in the 2000 Annual Report to Shareholders of coolsavings.com,inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 19, 2001
                             coolsavings.com inc.
                Schedule II--Valuation and Qualifying Accounts


                                                                                                                 Balance
                                                                                                                 -------
                                                                                               Deductions       at End of
                                                                                               ----------       ---------
                                                        Additions (Reductions)                     (1)           Period
                                                -------------------------------------------        ----          ------
                                                                  Charged
                                                               --------------
                                                 Balance at       to Costs       Charged
                                                 ----------       --------       -------
                                                Beginning of        and          to Other
                                                ------------        ---          --------
Classification                                    Period          Expenses       Accounts
--------------                                    ------          --------       --------
Year ended December 31, 2000
Allowance for doubtful receivables                   $118,154      $1,903,156            $0        $703,213      $1,318,097

Year ended December 31, 1999:
Allowance for doubtful receivables                   $ 13,500      $  122,566            $0        $ 17,912      $  118,154
Year ended December 31, 1998:
Allowance for doubtful receivables                   $      0      $   13,500            $0        $      0      $   13,500


(1) Uncollectible accounts written off.

                                 EXHIBIT INDEX



Exhibit No.                            Description
----------    ------------------------------------------------------------------

3.1           Restated Articles of Incorporation (incorporated by reference to
              Exhibit 3.2 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

3.2           Amended and Restated Bylaws (incorporated by reference to Exhibit
              3.3 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.1           Form of Common Stock Certificate (incorporated by reference to
              Exhibit 4.1 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.2 Shareholders Agreement, dated as of June 1, 1998, among CoolSavings and certain of its Shareholders (incorporated by reference to Exhibit 4.2 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.3 Registration Rights Agreement among CoolSavings and the holders of the 1999 Unsecured, Convertible Subordinated Promissory Notes (incorporated by reference to Exhibit 4.4 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.4 Registration Rights Agreement among CoolSavings and the holders of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.1 Investment Agreement, dated June 1, 1998, by and between CoolSavings and Lend Lease International Pty. Limited (incorporated by reference to Exhibit 10.1 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.2*         Form of Indemnification Agreement (incorporated by reference to
              Exhibit 10.2 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.3* 1997 Stock Option Plan (incorporated by reference to Exhibit 10.3 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.4*         1999 Director Option Plan (incorporated by reference to Exhibit
              10.4 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.6* Form of Promissory Note from current and former directors of CoolSavings payable to CoolSavings in consideration for exercise of stock options and/or warrants (incorporated by reference to Exhibit 10.6 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.7 Termination Agreement, dated December 30, 1999, between CoolSavings and Hillel Levin (incorporated by reference to Exhibit
              10.7 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.8 Consulting Agreement, dated as of January 1, 2000, between CoolSavings and Hillel Levin (incorporated by reference to Exhibit
              10.8 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.9 Lease Agreement, dated February 24, 1997, between Prentiss Properties Acquisition Partners, L.P. and CoolSavings (incorporated by reference to Exhibit 10.9 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.10 Agreement of Sublease, dated June 30, 1998, between Insurance Company of North America and CoolSavings (incorporated by reference to Exhibit 10.10 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.11 Lease Agreement, dated January 3, 2000, between 360 North Michigan Trust and CoolSavings (incorporated by reference to Exhibit 10.11 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.12 Market Survey Panelist Agreement, dated as of October 25, 1999, between CoolSavings and NFO Research, Inc. (incorporated by reference to Exhibit 10.12 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.13 Bankcard Marketing Agreement, dated April 2, 1999, between CoolSavings and First USA Bank (incorporated by reference to
              Exhibit 10.13 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.14 ** Stock Purchase and Advertising Agreement, dated May 28, 1999, between CoolSavings and National Broadcasting Company, Inc. (incorporated by reference to Exhibit 10.14 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.15 Agreement, dated February 8, 2000, between CoolSavings and The Parenting Group, Inc. (incorporated by reference to Exhibit 10.15 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.16 Agreement, dated January 18, 2000, between CoolSavings and Mail Coups Inc. (incorporated by reference to Exhibit 10.16 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.17 Program Agreement, dated February 17, 2000, between CoolSavings and First Data Merchant Services Corporation (incorporated by reference to Exhibit 10.17 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.18 Loan and Security Agreement, dated January 19, 2000, between CoolSavings and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.18 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.19 Incentives Management Program Agreement, dated March 31, 2000, between CoolSavings and Netcentives Inc. (incorporated by reference to Exhibit 10.19 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

24            Power of Attorney (included on signature page)

-------------
* Management contract or compensatory plan or arrangement required to be identified by Item 14(c) of Form 10-K .

**    Certain information in Exhibit 10.14 has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portion.