Form 10-K405/A
period 2000-12-31
COOLSAVINGS COM INC
filed 2001-04-27
CIK 1087875

                                  FORM 10-K/A
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                AMENDMENT No. 1

                                  (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 000-30199

                             coolsavings.com inc.
            (Exact name of registrant as specified in its charter)

     State of Michigan                            38-3216102
     State of Incorporation                       I.R.S. Employer I.D. No.
                     360 N. Michigan Avenue, 19/th/ Floor
                            Chicago, Illinois 60601
                                (312) 224-5000
         (Address of principal executive offices and telephone number)

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

     Yes   X    No  __
          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $11,439,884 based on the closing sales price of $0.80 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and officers of he Registrant, some of whom may not be held to be affiliates upon judicial determination. As of March 1, 2001, there were 39,093,660 shares of the Registrant's common stock issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE: This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K") is filed to amend (a) the calculation of the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of March 1, 2001 as set forth on the cover page of the Form 10-K; and (b) Part III, Items 10, 11, 12, and 13.

                                   PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The names, ages and positions held by our directors and executive officers as of April 20, 2001 are as follows:


Name                        Age    Position
----                        ---    --------
Steven M. Golden            48     Director, Chairman of the Board and Chief
                                   Executive Officer
Albert Aiello               58     Director
Robert J. Kamerschen        65     Director
Hugh R. Lamle               55     Director
Lynette H. Mayne            50     Director
Richard H. Rogel            52     Director
Matthew Moog                31     President and Chief Operating Officer
Paul Case                   54     Chief Financial Officer and Executive Vice
                                   President
John J. Adams               30     Executive Vice President, Operations and
                                   Technology
Jonathan J. Smith           34     Executive Vice President, Strategic Business
                                   Development
Robert D. Gorman            38     Executive Vice President, General Counsel,
                                   Secretary, and Chief Privacy Officer

     Steven M. Golden founded CoolSavings in December 1994. He has served as a director, our Chairman of the Board and Chief Executive Officer since June 1996 and as our President from January 2000 through January 2001. Prior to founding CoolSavings, Mr. Golden was a financial consultant with Smith Barney from May 1993 to May 1996. From January 1989 to April 1993, Mr. Golden served as President of Land Data Network, which was founded by Mr. Golden and was one of the nation's first online property information systems, providing tax roll and assessment information for various counties in the State of Michigan. Mr. Golden holds a B.B.A. from Michigan State University.

     Albert Aiello has served as a director of CoolSavings since June 1998. Since January 1998, Mr. Aiello has served as Chief Information Officer of Lend Lease Corporation, an

Australian-based global financial and property services company. Mr. Aiello also currently serves as a director of Lend Lease Corporation. From 1990 to January 1998, Mr. Aiello served as President of Fidelity Systems Company, the technology division of Fidelity Investments and also as Chief Information Officer and Managing Director of Fidelity Investments. Mr. Aiello currently serves as a director of the Software Productivity Corporation, a consortium of major United States defense contractors. He is also a member of the U.S. Government Accounting Office Executive Committee with oversight for information technology expenditures. Mr. Aiello holds a B.S.E. from Polytechnic Institute of New York, an M.S., M.I.E. and Ph.D. from New York University.

     Robert J. Kamerschen has served as a director of CoolSavings since May 1999. Since July 1999, Mr. Kamerschen has served as Chairman and Chief Executive Officer of DIMAC Holdings, Inc., a direct-response marketing services firm. From November 1988 to July 1999, he served as Chairman of ADVO, Inc., a leading direct-mail marketing company. From November 1988 to January 1999, he also served as Chief Executive Officer of ADVO, Inc. From 1987 to 1988, Mr. Kamerschen served as President and Chief Executive Officer of RKO/Six Flags Entertainment, Inc. From 1984 to 1987, Mr. Kamerschen served as President and Chief Executive Officer of Marketing Corporation of America, a leading marketing services corporation. Mr. Kamerschen also serves as a director of IMS Health Incorporated, R.H. Donnelley Corporation, Micrografx, Inc, Tandy Corporation and TravelCLICK, Inc. Mr. Kamerschen holds a B.S. and an M.B.A. from Miami University.

     Hugh R. Lamle has served as a director of CoolSavings since June 1998. Since April 1974, Mr. Lamle has served as Executive Vice President and a principal of M.D. Sass Investors Services Inc., a registered investment advisory firm. Since June 1995, Mr. Lamle has also served as President and Chief Investment Officer of Chase & M.D. Sass Partners, a joint venture between Chase Manhattan Bank and M.D. Sass Investors Services which manages portfolios for corporate and institutional investors. Mr. Lamle also serves as President of Resurgence Asset Management and on the advisory board of Real Estate Capital Partners, both affiliates of M.D. Sass, as Executive Vice President and a director of Corporate Renaissance Group, Inc., a closed-end business development company, and as a public director of the Finex division of the New York Cotton Exchange. Mr. Lamle holds a B.A. from Queens College and an M.B.A. from Baruch College at the City University of New York.

     Lynette H. Mayne has served as a director of CoolSavings since June 1998. Since 1991, Ms. Mayne has served with Lend Lease Corporation, an Australian-based global financial and property services company, as Chief Executive Officer of various divisions including IT+T Investments, Corporate Financial Services and Corporate Services. Prior to joining Lend Lease, Ms. Mayne was a director of NBC from 1986 to 1988, a director of Pan American World Airways from 1984 to 1986 and a Vice President of Manufacturers Hanover Trust from 1980 to 1984. Ms. Mayne is a full time non-executive director of Lend Lease Corporation and currently a director of IBM Global Services Australia and Centius, an Internet intellectual property company. She has also served as Chair of an Australian state health industry council, as a member of APEC and is a Trustee of the ACTU--Lend Lease Foundation. Ms. Mayne holds an M.B.A. from New York University and has authored two books on information technology.

     Richard H. Rogel has served as a director of CoolSavings since May 1996. In 1982, Mr. Rogel founded Preferred Provider Organization of Michigan, Inc., a preferred provider organization, and served as its Chairman from its inception until it was sold in 1997. Mr. Rogel is the President of the University of Michigan Alumni Association and chairs the University of Michigan's Business School Development Advisory Board, as well as serving on other boards of the University. Mr. Rogel holds a B.B.A. from the University of Michigan.

     Matthew Moog has served as our President and Chief Operating Officer since January 2001, and from August 1998 to January 2001 was our Executive Vice President, Sales and Marketing. From October 1996 to July 1998, Mr. Moog served as our Vice President, Sales. Prior to joining CoolSavings, Mr. Moog worked for Microsoft Corporation in various capacities from June 1992 to September 1996, including Strategic Integrator Account Executive, MSN Business Development Executive and Internet Business Development Manager. Mr. Moog holds a B.A. from The George Washington University.

     Paul Case has served as our Chief Financial Officer since August 2000. Between March 2000 and August 2000, Mr. Case served as our Vice President of Operations. From 1997 to March 2000, Mr. Case served as President of CS Renaissance, a SuperCoups Direct Mail franchise. From 1988 to 1997, Mr. Case held various senior executive level positions in finance and operations with ADVO, Inc., a leading direct-mail marketing company. Mr. Case received a BA/BS in Accounting and Economics from SUNY.

     John J. Adams has served as our Executive Vice President, Operations and Technology since October 1999. From January 1999 to October 1999, Mr. Adams served as our Executive Vice President, Engineering and Chief Technology Officer. Prior to joining CoolSavings, Mr. Adams worked in several capacities for Arthur Andersen Business Consulting from July 1993 to January 1999, including Manager--Architecture and Methodology, Manager of Client Server and Internet Development and Senior Systems Consultant. Mr. Adams holds a B.S. from Florida State University.

     Jonathan J. Smith has served as our Executive Vice President, Strategic Business Development since October 1999 and, from June 1998 to October 1999, Mr. Smith served as our Vice President, Strategic Business Development. Prior to joining CoolSavings, Mr. Smith worked in several capacities for Lend Lease Corporation, which is an Australian-based global financial and property services company. From July 1989 to June 1997, Mr. Smith was principally involved in the acquisition, disposition, financing and asset management of institutional grade commercial properties for ERE Yarmouth, a U.S.-based subsidiary of Lend Lease Corporation. Mr. Smith served as Vice President of ERE Yarmouth from April 1994 to June 1997 and as Asset Manager for the IT+T Investments division of Lend Lease Corporation from July 1997 to June 1998. Mr. Smith holds a B.A. from Northwestern University.

     Robert D. Gorman has served as our Executive Vice President, General Counsel, Secretary and Chief Privacy Officer since August 2000. Prior to joining CoolSavings, Mr. Gorman was a principal of the Detroit-based law firm Golden & Gorman, P.C., where he represented CoolSavings as external counsel since its inception in 1994. In his legal practice, Mr. Gorman concentrated in the areas of corporate and business law, Internet law, and mergers and acquisitions. He earned his B.S. degree from Michigan State University and J.D. from DePaul University College of Law.

     Each director is elected for a one-year term at our annual meeting of stockholders and serves until the next annual meeting of stockholders or until his or her successor is duly elected and qualified.

     Mr. Rogel and Mr. Golden have agreed with Lend Lease to vote the shares of common stock over which they exercise voting control in favor of election of Mr. Aiello to our board of directors at the annual meeting of stockholders to be held in 2001. This is conditional upon Lend Lease properly nominating its candidate and continuing to own at least 10% of our common stock at that time. Lend Lease may nominate a different person as director instead of Mr. Aiello, only upon the written consent of Mr. Rogel and Mr. Golden, which they may not unreasonably withhold.

Section 16(a) Beneficial Ownership Reporting Compliance

     CoolSavings is required to identify each person who was an officer, director or beneficial owner of more than 10% of its registered equity securities during its most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely upon its review of copies of such reports received by it during or with respect to the fiscal year ended December 31, 2000, CoolSavings believes that all officers, directors and beneficial owners of more than 10% of its registered equity securities timely filed all required reports.

     ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to our Chief Executive Officer and our four highest paid other executive officers whose remuneration from CoolSavings exceeded $100,000 during the last three fiscal years (the "Named Executive Officers").

                          Summary Compensation Table


                                                                             Annual                        Long-Term
                                                                          Compensation                    Compensation
                                                                          ------------                    ------------
                                                                                                             Shares
                                                                                                           Underlying
Name and Principal Position                Fiscal Year            Salary($)            Bonus($)            Options(#)
---------------------------                -----------            ---------            ---------          -----------
Steven M. Golden,                             2000                $299,999             $200,000                   0
  Chairman of the Board and Chief             1999                 245,000               75,000                460,000
   Executive Officer                          1998                 186,807               35,000                115,000

Matthew Moog,                                 2000                 254,011              100,000                   0
  President and Chief Operating Officer       1999                 137,000              130,000                258,750
                                              1998                 146,287                2,500                 17,250

John J. Adams,                                2000                 149,999              100,000                   0
  Executive Vice President, Operations        1999                 125,000               20,000                312,000
   and Technology                             1998                    -                    -                      -

Jonathan J. Smith,                            2000                 149,999              100,000                   0
  Executive Vice President, Strategic         1999                 119,000               30,000                287,500
   Business Development                       1998                  60,230                1,000                 23,000

Paul Case,                                    2000                 103,269               74,733                 90,537
  Chief Financial Officer                     1999                    -                    -                      -
                                              1998                    -                    -                      -

Stock Options

     The following table sets forth summary information concerning individual grants of stock options made during 2000 to each of the Named Executive
Officers:

                             Option Grants in 2000

                                                             % of Total                                 Potential Realizable
                                                Number of      Options                                    Value at Assumed
                                                  Shares       Granted      Exercise                   Annual Rates of Stock
                                                Underlying       to           Price                    Price Appreciation for
                                                 Options      Employees        Per      Expiration         Option Term(2)
                                                                                                           --------------
Name                                             Granted      in 2000(1)    Share ($)      Date          5% ($)      10% ($)
----                                             -------      ----------    ---------      ----          ------      -------
Steven M. Golden                                      -             -          -            -                -         -

Matthew Moog                                          -             -          -            -                -         -

John J. Adams                                         -             -          -            -                -         -

Jonathan J. Smith                                     -             -          -            -                -         -

Paul Case                                           11,500         0.8%      $11.00       3/6/10       $79,554     $201,608

                                                    46,000         3.1        11.00       5/1/10       318,218      806,433
                                                    32,857         2.2         7.00(3)   7/12/10        30,913      185,461

(1) Based on a total of 1,481,863 option shares granted to our employees under our 1997 Stock Option Plan during 2000.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price but do not include deductions for taxes or other expenses associated with the exercise of the options or the sale of the underlying shares of common stock. The 5% and 10% assumed rates of appreciation are mandated by rules of the SEC and do not represent our estimate or projection of the future price of our common stock. There can be no assurance that any of the values reflected in this table will be achieved. The actual gains, if any, will depend on the future performance of the common stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.

(3) The fair market value of CoolSavings common stock on the date of this grant was $4.875 per share.


          The following table sets forth the number of shares of common stock acquired upon the exercise of stock options by each Named Executive Officer during 2000 and the number and value of securities underlying unexercised options held by each Named Executive Officer as of December 31, 2000:

        Aggregated Option Exercises in 2000 and Year-End Option Values

                                                       Number of Securities
                            Shares                    Underlying Unexercised       Value of Unexercised
                           Acquired                         Options at           In-The-Money Options at
                              on         Value          December 31, 2000          December 31, 2000(2)
                                                       ------------------          --------------------
Name                       Exercise   Realized(1)   Exercisable  Unexercisable  Exercisable  Unexercisable
-----                      --------   -----------   -----------  -------------  -----------  -------------
Steven M. Golden            322,000   $1,555,260      115,000      598,000          N/A           N/A
Matthew Moog                      -            -      344,287      267,950          N/A           N/A
John J. Adams                 9,200       44,336            0      301,300          N/A           N/A
Jonathan J. Smith                 -            -       13,800      296,700          N/A           N/A
Paul Case                         -            -            0       90,357          N/A           N/A

(1) In determining the value realized upon the exercise of options, CoolSavings' initial public offering price of $7.00 per share is used in lieu of the fair market value as of the date of exercise because there was no public trading market at the relevant exercise dates, both of which were before there was an established public trading market for CoolSavings stock.

(2) None of the options included in this table were in-the-money as of December 31, 2000.

Director Compensation

     Directors who are also employees of CoolSavings receive no compensation for serving on the board of directors. Directors who are not employees of CoolSavings do not currently receive any cash compensation from us for their service as members of the board of directors, although they are reimbursed for all travel and other expenses incurred in connection with attending board and committee meetings. Under our 1999 Non-Employee Director Stock Option Plan, non-employee directors are also eligible to receive automatic stock option grants upon their initial appointment to the board of directors and at each of our annual stockholder meetings. In 2000, no director received options under the 1999 Non-Employee Director Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

          None of the members of our compensation committee is an officer or employee of CoolSavings. No executive officer of CoolSavings serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. All of the members of the compensation committee have entered into loan transactions with us. Please see "Item 13 - Certain Relationships and Related Transactions" Until the formation of the compensation committee in December 1997, matters concerning executive compensation were addressed by the entire board of directors.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

          The following table sets forth information with respect to the beneficial ownership of our common stock as of April 20, 2001, by:

     . each person known by us to beneficially own more than 5% of our common stock;

     .    each Named Executive Officer;

     .    each of our directors; and

     .    all executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days after April 20, 2001, are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares indicated, subject to applicable community property laws. Beneficial ownership percentage is based on 39,063,660 shares of common stock outstanding as of April 20, 2001.

     Unless indicated otherwise, the address of the beneficial owners is: c/o coolsavings.com inc., 360 N. Michigan Avenue, Suite 1900, Chicago, Illinois 60601.

                                                                Shares             Percentage of
                                                             Beneficially     Shares Beneficially
Name and Address of Beneficial Owner                             Owned               Owned
------------------------------------                             -----               -----
Lend Lease International Pty. Limited                         10,889,636             27.86%
          Level 44, Australia Square
          Sydney, Australia 2000

Steven M. Golden                                               5,095,815(2)          12.97

Matthew Moog                                                     660,056(3)           1.67

John J. Adams                                                     82,800(4)              *

Jonathan J. Smith                                                 82,800(5)              *

Paul Case                                                         10,500                 *

Albert Aiello                                                     69,000(7)              *
          81 Carisbrooke Rd.
          Wellesley, Massachusetts 02481

Robert J. Kamerschen                                             159,225(9)              *
          200 Day Hill Rd.
          Windsor, Connecticut 06095

Hugh R. Lamle                                                  1,517,023(6)           3.83
          c/o M.D. Sass
          1185 Avenue of the Americas
New York, New York 10036

Lynette H. Mayne                                                  70,000(8)              *
          Level 44, Australia Square
          Sydney, Australia 2000

Richard H. Rogel                                               7,881,613(1)          19.90
          56 Rose Crown
          Avon, Colorado 81620

All directors and executive officers as a group               15,726,855             38.43
          (11 persons)(10)


     *  Less than 1%.

(1) Includes 75,000 shares held by a trust of which Mr. Rogel is the trustee; 139,700 shares held by a limited partnership, of which Mr. Rogel is a partner; and 511,500 shares of common stock subject to options and warrants exercisable within 60 days after April 20, 2001.

(2) Includes 4,382,315 shares of common stock held by a revocable trust, of which Mr. Golden is the trustee; 172,500 shares of common stock held by Steven M. Golden LLC, which is controlled by Mr. Golden; and 207,000 shares of common stock subject to options exercisable within 60 days after April 20, 2001.

(3) Includes 238,269 shares of common stock held by Moog Investment Partners, LP, which is controlled by Mr. Moog; and 401,787 shares of common stock subject to options exercisable within 60 days after April 20, 2001.

(4) Includes 73,600 shares of common stock subject to options exercisable within 60 days after April 20,2001.

(5) Includes 82,800 shares of common stock subject to options exercisable within 60 days after April 20,2001.

(6) Includes 289,970 shares of common stock held by HLBL Family Partners, LP, which is controlled by Mr. Lamle; 1,500 shares held by a foundation controlled by Mr. Lamle; and 511,500 shares of common stock subject to options and warrants exercisable within 60 days after April 20,2001.

(7) Includes 11,500 shares of common stock subject to options exercisable within 60 days after April 20,2001.

(8) Includes 1,000 shares held by Ms. Mayne's husband; and 11,500 shares of common stock subject to options exercisable within 60 days after April 20,2001.

(9) Includes 11,500 shares of common stock subject to options exercisable within 60 days after April 20, 2001.

(10) Includes 1,822,687 shares of common stock subject to options and warrants exercisable within 60 days after April 20,2001.


          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Lend Lease

     In connection with an Investment Agreement between Lend Lease and CoolSavings dated June 1, 1998, CoolSavings, Lend Lease and certain of our stockholders entered into a shareholders agreement under which, among other things, Lend Lease designated three persons to serve on our Board of Directors. Albert Aiello, Robert J. Kamerschen and Lynette H. Mayne are currently the directors designated by Lend Lease. The provisions in the shareholders agreement addressing the composition of our Board of Directors terminated upon the completion of our initial public offering in May 2000. Two of our shareholders have also agreed to vote in favor of the election of a director nominated by Lend Lease. Please see "Item 10 - Directors and Executive Officers".

     In April 1999, Lend Lease agreed to loan us up to $3.5 million, which we could borrow in our discretion by December 31, 1999. In October 1999, we borrowed nearly $3.5 million under convertible subordinated notes issued to Lend Lease. The principal on these notes automatically converted into 554,982 shares of our common stock upon completion of our initial public offering


     Loans to Directors

     On February 4, 1999, our Board of Directors authorized the payment of the exercise prices of outstanding options and warrants held by our directors and other warrant holders by delivery of promissory notes to CoolSavings with the following terms: (a) all principal and accrued and unpaid interest is due on the fourth anniversary of the issuance of the note; (b) the notes bear interest at rates between 4.83% and 6.71% per annum (the then applicable federal rate); (c) accrued interest is payable annually; (d) the note is secured by the shares of common stock issued upon exercise of such option or warrant; and (e) the maker is personally liable on the note to the extent of all accrued interest on the note plus 20% of the total principal amount of the note.

     Prior to the date of our initial public offering, the following directors of CoolSavings exercised their outstanding options and warrants in exchange for the delivery of a promissory note with the terms described above:

                                            Shares Issued
Name                                        Upon Exercise     Principal Amount of Note
----                                        ------------      ------------------------
Richard H. Rogel, Trustee                       862,500           $1,181,250(1)
Albert Aiello                                    57,500              120,922
Hugh R. Lamle                                    57,500              120,922
Lynette Mayne                                    57,500              120,922

(1) Mr. Rogel delivered 13 notes in the aggregate principal amount of $1,050,000 upon the exercise of warrants to purchase 805,000 shares of common stock and delivered an additional note in the principal amount of $131,250 upon the exercise of an option to purchase 57,500 shares of common stock. All of these notes have identical terms and conditions as described above.

     On April 3, 2000, Steven M. Golden, our Chairman and Chief Executive Officer, exercised his vested options to purchase 322,000 shares of our common stock in exchange for the delivery of a promissory note in the principal amount of $700,000 with the terms as described above, except that the interest rate is 6.71% per annum (the applicable federal rate).

     Options to Director

     On July 13, 1999, we granted to Richard H. Rogel, one of our directors, an option to purchase 115,000 shares of our common stock at a price of $4.37 per share. Mr. Rogel exercised this option by delivering to CoolSavings a full recourse promissory note in the original principal amount of $502,354. This note bears interest at the rate of 5.86% per annum (the then applicable federal rate), provides for annual payments of accrued interest and is due in full on the fourth anniversary of the note.

     Indebtedness of Directors and Management

     The following table presents the largest aggregate amount of indebtedness owing to CoolSavings during the fiscal year ended December 31, 2000 by each of the executive officers and directors to whom CoolSavings has made a loan as described in this Item 13, as well as the amounts outstanding as of March 31, 2001:

                                                                                  Aggregate Amount
                                  Largest Aggregate Amount Outstanding            Outstanding as of
Name                            During  Fiscal Year Ended December 31, 2000        March 31, 2000
----                            -------------------------------------------        --------------
Steven M. Golden                              $  781,844                            $  793,425
Richard H. Rogel,                              1,826,046                             1,847,608
Albert Aiello                                    131,210                               132,666
Hugh R. Lamle                                    131,210                               132,666
Lynette Mayne                                    131,210                               132,666

 Private Placement

     In March 2001, Richard H. Rogel and Hugh R. Lamle each purchased $1.0 million of our 8% Senior Subordinated Convertible Notes due March 1, 2006. These notes carry warrants to purchase one share of our common stock for every $2.00 of principal indebtedness under each note for a total of one million shares subject to warrants. The warrants have an exercise price of $1.25 per share. The exercise price may be reduced to $1.00 in the event of a sale of substantially all of our assets or a change in control of CoolSavings. The notes are convertible at any time into the our common stock at a conversion rate equal to one share for each outstanding dollar of principal and accrued interest, at the election of the note holder. Interest is payable quarterly, and for periods prior to April 1, 2003, we have the option to pay interest on the outstanding principal balance of the notes in cash or by delivery of additional notes in an amount equal to the amount of the interest. As part of the investment, we agreed that in the event we sold securities to investors in a private placement before August 31, 2001, we would permit Messrs. Lamle and Rogel to convert their investment in the notes and warrants to an investment on essentially the same economic terms as the investment offered to the investors in the private placement.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 26, 2001                          coolsavings.com inc.


                                              By:  /s/ Steven M. Golden
                                                 -----------------------------
                                                        Steven M. Golden
                                                     Chairman of the Board and
                                                      Chief Executive Officer