Form 10-Q
period 2001-03-31
COOLSAVINGS COM INC
filed 2001-05-15
CIK 1087875

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding at March 31, 2001
               -----                        -----------------------------
     Common stock, no par value                       39,093,660
                              coolsavings.com inc.

                                     INDEX
                                                                            Page
                                                                         Numbers
PART I      FINANCIAL INFORMATION

 Item 1.   Financial Statements (Unaudited)

           Balance Sheets
           March 31, 2001 and December 31, 2000                             1

           Statements of Operations
           Three Month Period Ended March 31, 2001 and 2000                 2

           Statements of Stockholders' Equity
           Three Month Period Ended March 31, 2001 and 2000                 3

           Statements of Cash Flows
           Three Month Period Ended March 31, 2001 and 2000                 4

           Notes To Financial Statements                                    5


 Item 2.   Management's Discussion And Analysis Of
           Financial Condition and Results of Operations                   11


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk      18

Part II     OTHER INFORMATION

 Item 1.   Legal Proceedings                                               19

 Item 2.   Changes in Securities and Use of Proceeds                       19

 Item 6.   Exhibits and Reports on Form 8-K                                20


        SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             COOLSAVINGS.COM INC.
                                BALANCE SHEETS

                                                                                               March 31, 2001      December 31, 2000
                                                                                                 (Unaudited)
                                 ASSETS
Current assets:
Cash and cash equivalents                                                                         $    1,424,000      $   7,041,000
Restricted cash                                                                                        1,301,000             28,000
Accounts receivable, net of allowance of  $645,000 and $1,318,000  at
     March 31, 2001 and December 31, 2000, respectively                                                5,221,000          9,330,000
Prepaid advertising                                                                                      196,000            194,000
Prepaid assets                                                                                           386,000            529,000
Other assets                                                                                             461,000            662,000
                                                                                              ------------------   ----------------
                    Total current assets                                                               8,989,000         17,784,000
                                                                                              ------------------   ----------------

Property and equipment                                                                                10,595,000          9,445,000
Capitalized software costs                                                                             1,490,000          1,490,000
Capitalized web site costs                                                                             3,511,000          2,667,000
                                                                                              ------------------   ----------------
Total                                                                                                 15,596,000         13,602,000
Less accumulated depreciation and  amortization                                                       (3,924,000)        (2,913,000)
                                                                                              ------------------   ----------------
                                                                                                      11,672,000         10,689,000

Intangible assets, patents and licenses, net of accumulated amortization
     of $201,000 and $148,000 at March 31, 2001 and December 31, 2000, respectively                      624,000            677,000
                                                                                              ------------------   ----------------
Total assets                                                                                      $   21,285,000      $  29,150,000
                                                                                              ==================   ================
                  LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
Accounts payable, including amounts due to related parties of
     $125,000 and $180,000 at March 31, 2001 and December 31, 2000, respectively                  $    7,053,000      $   6,730,000
Cash overdraft                                                                                           197,000          1,335,000
Accrued marketing expense                                                                              2,702,000          2,289,000
Accrued compensation                                                                                     580,000          2,230,000
Accrued expenses, including amounts due to related parties of
     $183,000 and $35,000 at March 31, 2001 and December 31, 2000, respectively                          997,000          1,062,000
Other accrued liabilities                                                                                189,000            220,000
Deferred revenue                                                                                         946,000          1,152,000
Notes payable net, including amounts due to related parties of $2,000,000                              1,719,000                  -
Line of credit                                                                                         1,186,000                  -
Current maturities of long-term debt                                                                   1,181,000          1,728,000
Long-term debt reclassified as currently payable                                                       2,837,000          2,661,000
                                                                                              ------------------   ----------------
                    Total current liabilities                                                         19,587,000         19,407,000
                                                                                              ------------------   ----------------

Commitments and contingencies (Note 4)

Preferred stock, no par value.  Authorized: 10,000,000 shares;
     no shares issued and outstanding

Common stock, no par value. Authorized 100,000,000 shares; March 31, 2001 and
       December 31, 2000, respectively, 39,093,660 shares issued and outstanding
       at March 31, 2001 and December 31, 2000                                                        73,659,000         73,659,000
Additional paid-in capital                                                                               340,000            (47,000)
Accumulated deficit                                                                                  (68,784,000)       (60,352,000)
Notes receivable from related  parties                                                                (3,517,000)        (3,517,000)
                                                                                              ------------------   ----------------
Total stockholders' equity                                                                             1,698,000          9,743,000
                                                                                              ------------------   ----------------
Total liabilities and stockholders' equity                                                        $   21,285,000      $  29,150,000
                                                                                              ==================   ================
                                                                                                              -                  -

   The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS.COM INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               For the Quarter Ended
                                                                                     March 31,
                                                                         -----------------------------------
                                                                              2001               2000
                                                                         ----------------   ----------------
Revenue:
     e-marketing services                                                     $ 6,233,000       $  8,081,000
     License royalties                                                            101,000              5,000
                                                                         ----------------   ----------------
Net revenues                                                                    6,334,000          8,086,000
Cost of revenues                                                                1,902,000          1,068,000
                                                                         ----------------   ----------------
Gross profit                                                                    4,432,000          7,018,000
                                                                         ----------------   ----------------
Operating expenses:
     Sales and marketing                                                        6,868,000         10,265,000
     Product development                                                        1,946,000          1,605,000
     General and administrative, exclusive of
          compensation related to stock options                                 4,089,000          2,860,000
     Compensation related to stock options                                             --            990,000
                                                                         ----------------   ----------------
Total operating expenses                                                       12,903,000         15,720,000
                                                                         ----------------   ----------------

Loss from operations                                                           (8,471,000)        (8,702,000)

Other income (expense):
     Interest and other income                                                    171,000            218,000
     Interest expense                                                            (126,000)          (144,000)
     Amortization of debt discount                                                 (6,000)                --
                                                                         ----------------   ----------------
                                                                                   39,000             74,000
                                                                         ----------------   ----------------

Loss before income taxes                                                       (8,432,000)        (8,628,000)
Income taxes                                                                           --                 --
                                                                         ----------------   ----------------
Net loss                                                                       (8,432,000)        (8,628,000)
Deemed dividend representing the beneficial
     conversion feature of preferred stock                                             --         (4,967,000)
                                                                         ----------------   ----------------
Loss applicable to common shareholders                                        $(8,432,000)      $(13,595,000)
                                                                         ================   ================


Basic and diluted net loss per share                                          $     (0.22)      $      (0.43)
                                                                         ================   ================

Weighted average shares used in the calculation
     of basic and diluted net loss per share                                   39,093,660         31,729,705
                                                                         ================   ================

    The accompanying notes are an integral part of the financial statements

                             COOLSAVINGS.COM INC.
                 STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                  (Unaudited)

                                                                                                              Notes
                                                                                 Additional                Receivable      Total
                                   Preferred Stock          Common Stock          Paid-in    Accumulated  From Related Stockholders'
                                 -------------------  ------------------------
                                  Shares     Amount      Shares       Amount      Capital      Deficit       Parties      Equity
                                 --------- ---------  ------------ -----------  ----------- ------------  ------------ -------------
Balances,  January 1, 2001          --        --      39,093,660   $73,659,000  $ (47,000)  $(60,352,000)  $(3,517,000)  $9,743,000

Issuances of detachable warrants                                                  387,000                                   387,000


Net loss                                                                                      (8,432,000)                (8,432,000)

                                 --------- -------- ------------- ------------ ----------- -------------- ------------- ------------

Balances,  March 31, 2001           --        --      39,093,660   $73,659,000  $ 340,000   $(68,784,000)  $(3,517,000)  $1,698,000
                                 ========= ======== ============= ============ =========== ============== ============= ============

   The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS.COM INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            For the Quarter Ended
                                                                                                  March 31,
                                                                                      ----------------------------------
                                                                                           2001               2000
                                                                                      ----------------   ---------------
Cash flows used in operating activities:
Net loss                                                                              $    (8,432,000)   $   (8,628,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                          1,065,000           329,000

     Stock option compensation                                                                      -           990,000
     Provision for doubtful accounts, net of write-offs                                       673,000            78,000
     Amortization of debt discount                                                              6,000                --
Changes in assets and liabilities:
     (Increase) in restricted cash                                                         (1,273,000)           (3,000)
     Decrease (increase) in accounts receivable                                             4,782,000        (1,290,000)
     Decrease (increase) in prepaid and other current assets                                  342,000        (1,069,000)
     Increase in accounts payable                                                             323,000         1,022,000
     (Decrease) increase in deferred revenue                                                 (206,000)           88,000
     (Decrease) increase in accrued and other liabilities                                  (1,333,000)        2,010,000
                                                                                      ----------------   ---------------
Net cash flows used in operating activities                                                (5,399,000)       (6,473,000)
                                                                                      ----------------   ---------------

Cash flows used in investing  activities:
Purchases of property and equipment                                                        (1,150,000)       (1,522,000)
Capitalized web site development costs                                                       (844,000)               --
                                                                                      ----------------   ---------------
Net cash used in investing activities                                                      (1,994,000)       (1,522,000)
                                                                                      ----------------   ---------------

Cash flows from financing activities:
Proceeds from short-term debt                                                               1,186,000                --
Repayment of debt obligations                                                                (372,000)          (54,000)
Advances on notes payable                                                                   2,100,000                --
Proceeds from exercise of stock options                                                            --           103,000
Cash overdraft                                                                             (1,138,000)               --
                                                                                      ----------------   ---------------
Net cash provided by financing activities                                                   1,776,000            49,000
                                                                                      ----------------   ---------------
Net decrease in cash                                                                       (5,617,000)       (7,946,000)

Cash and cash equivalents, beginning of period                                              7,041,000        17,489,000
                                                                                      ----------------   ---------------
Cash and cash equivalents, end of period                                              $     1,424,000    $    9,543,000
                                                                                      ================   ===============
Supplemental schedule of cash flow information,
 interest paid                                                                        $       125,000    $       17,000

Non-cash investing and financing activity:
 Accretion of convertible preferred stock                                             $            --    $    4,967,000

   The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS.COM INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Presentation

         coolsavings.com inc. (the "Company") is a comprehensive e-marketing solution for both offline and online advertisers that provides a broad range of branded consumer promotional incentives and data mining technology to help leading brick and mortar retailers, e-tailers and consumer packaged good manufacturers build profitable one-to-one relationships. With a database of more than 14 million registered members (as of March 31, 2001), the Company supplies marketers with a single resource for accessing and engaging a dynamic group of shoppers. Under our established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, sales notices, gift certificates, contests and banner advertisements to promote sales of products or services in stores or online.

         The Company has sustained significant net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and raise additional financing through public or private equity and/or debt financing, bank financing, or other sources of capital. As of March 31, 2001, the Company had approximately $1,424,000 in cash and cash equivalents.

         These financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's most recently filed Form 10-K and the Company's prospectus relating to its initial public offering. Accordingly, these financial statements should be read in conjunction with the financial statements and related notes in such documents.

         In the opinion of the Company, the accompanying financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of March 31, 2001, and the results of operations and changes in cash flows for the three-month periods ended March 31, 2001 and 2000. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

                             COOLSAVINGS.COM INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)


2.       Related Party Transaction

         Private Placement:

         In March 2001, the Company sold $2.1 million of our 8% Senior Subordinated Convertible Notes due March 1, 2006 to three accredited investors. Two of those investors are members of our Board of Directors and each Director purchased $1.0 million of these Notes. These Notes carry warrants to purchase one share of our common stock for every $2.00 of principal indebtedness under each Note for a total of one million shares subject to warrants. The warrants have an exercise price of $1.25 per share. The exercise price may be reduced to $1.00 in the event of a sale of substantially all of our assets or a change in control of CoolSavings. The Notes are convertible at any time into common stock at a conversion rate equal to one share for each outstanding dollar of principal and accrued interest, at the election of the note holder. Interest is payable quarterly, and for periods prior to April 1, 2003, the Company has the option to pay interest on the outstanding principal balance of the notes in cash or by delivery of additional notes in an amount equal to the amount of the interest. The proportional fair value of the warrants is $387,000. Such value represents a discount from the fair value of the Notes and the relative fair value of the warrants has been recorded in the financial statements as stipulated by APB 14 and will be amortized over the period that these Notes are outstanding. As part of the investment, we agreed that in the event that the Company sold securities to investors in a private placement before August 31, 2001, the Company would permit the security holders to convert their investment in the Notes and warrants to an investment on essentially the same economic terms as the investment offered to the other investor in the private placement. Such notes and warrants were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

3.       Bank Lines of Credit

    a. Bank Lines of Credit: The Company has two separate credit facilities under which the Company had borrowed an aggregate of $4.6 million, and had $1.8 million in letters of credit outstanding at March 31, 2001. Under the credit facility with American National Bank (the "ANB Facility") the Company has two term loans and one $3.0 million revolving credit line. The first term loan, which had an outstanding balance of $2.1 million at March 31, 2001, is payable in installments

                             COOLSAVINGS.COM INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

         through June 30, 2003. The second term loan, which had an outstanding balance of $1.3 million at March 31, 2001, is payable in installments through December 31, 2003. The outstanding balances under the term loans bear interest at the bank's prime rate plus 1.25% (9.25% at March 31, 2001). The revolving line of credit had an outstanding balance of $1.2 million at March 31, 2001. Additionally, the Company had $1.8 million of letters of credit outstanding under the line to collateralize lease deposits on its office facilities. These letters of credit reduce the amount of borrowings available to the Company under the line dollar for dollar. The outstanding balance under the line bears interest at the bank's prime rate plus 1.0% (9.0% at March 31, 2001). Borrowings are collateralized by substantially all the assets of the Company.

         Under the credit facility with Midwest Guaranty Bank, the Company has a $1.0 million equipment line. At March 31, 2001, there was $566,000 outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at March 31, 2001 was 9.0%. Borrowings are collateralized by the specific equipment purchased and are payable in installments through August 2003.

         As of March 31, 2001, the Company was not in compliance with the tangible capital funding and liquid asset requirements of the ANB facility. This non-compliance has caused the Company to be out of compliance with the Midwest Guaranty facility. The failure to comply with covenant requirements constitutes an event of default under the respective lending agreements. As a consequence, the borrowings under these facilities may be immediately payable at the option of the lenders, and, accordingly, the Company has reclassified $2.8 million of otherwise long-term borrowings under the ANB facility and the Midwest Guaranty facility as currently payable. The Company is involved in discussions with both lenders to procure waivers of the non-compliance and modifications to the covenants with which it is not in compliance.

4.       Commitments and Contingencies:

    a. Litigation: During the three month period ended March 31, 2001, the Company settled one patent infringement suit. As a result of this settlement, the Company may receive certain royalty payments in the future. In April 2001, the Company accepted a mediation award in a business related lawsuit in which the Company is to pay the plaintiff the sum of $219,000.

         The Company is currently a defendant in two patent infringement lawsuits The Company's motion for summary judgement was granted in one of these patent infringement suits, and the plaintiff therein has filed a notice of its intent to appeal. While the Company believes that these actions are without merit and intends to defend them vigorously, the Company's efforts may not be successful. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of

                             COOLSAVINGS.COM INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

         possible losses cannot currently be made. Management does not believe the outcome of such litigation will have a material adverse effect on the Company's overall financial position, results of operations or cash flows.

    b. Member Incentive Program: In March 2000, the Company entered into a two-year agreement with a developer of web-based loyalty incentives programs. Under this agreement, the Company co-developed a custom loyalty program for its members using software that it licensed from the developer. The Company has a commitment to purchase at least $2.0 million of incentive awards during the remaining term of the agreement. As of March 31, 2001, the Company had spent $1.2 million in connection with such incentive programs.

    c. Purchase of Intellectual Property: On November 30, 2000, the Company entered into an agreement to purchase certain intellectual property and software. The Company is obligated to deliver up to $1 million of its Common Stock for the purchased assets contingent upon defined revenues, which may be earned by Company, related to the use of the purchased assets.

     d. Lease Default Disclosure: We currently are in default under the terms of our lease for our Chicago headquarters, for our failure to timely renew and to provide certain letters of credit and other defaults. We are currently in discussions seeking a forbearance understanding with the landlord under this lease. If we are unsuccessful in our discussions with our landlord, our ability to operate the business will be jeopardized.

5.       Earnings Per Share:

         Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted earnings per share for the three month period ended March 31, 2001 and 2000.

                                                                         Three Month Period Ended
                                                             March 31, 2001                   March 31, 2000
                                                           -------------------             -------------------
Numerator:

Net loss                                                      $ (8,432,000)                   $  (8,628,000)
Deemed dividend relating to
convertible preferred stock*                                            --                       (4,967,000)
                                                              -------------                   -------------
Net loss available to common stockholders                     $ (8,432,000)                   $ (13,595,000)
                                                              =============                   =============
Denominator:
    Weighted average
       common shares                                             39,093,660                      31,729,705
                                                              =============                   =============
Loss per share
   Basic and diluted                                          $       (0.22)                  $       (0.43)
                                                              =============                   =============

                             COOLSAVINGS.COM INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

6.       Stock Option Compensation:

         On December 30, 1999, the Company entered into a termination and consulting agreement with its former President and Chief Operating Officer. In conjunction with the termination and consulting agreement, the Company agreed, effective January 6, 2000, to extend the expiration date of the former President and Chief Operating Officer's options to purchase an aggregate of 661,250 shares of the Company's common stock at a price of $2.17 per share until the first anniversary of the termination of the consulting agreement. The extension of the stock option agreements resulted in a remeasurement of the compensation cost associated with the stock options. Accordingly, a total non-cash compensation charge of $3,960,000 was recognized on a straight-line basis during 2000. The Company recognized compensation charges of $990,000 during the three month period ended March 31, 2000. There was no deferred stock compensation charge during the three month period ended March 31, 2001.

7.       Recent Accounting Pronouncements:

         In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions, which have occurred within six months prior to the date of the barter transaction. For the three month period ended March 31, 2001, barter revenue was less than 5% of net revenues.

         In May 2000, the EITF released Issue 00-2, "Accounting for Web Site Development Costs". EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. The Issue is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). The Company adopted the provisions of EITF 00-2 effective July 1, 2000 and as of March 31, 2001 has capitalized $3.5 million of web site development costs incurred on projects in process as of March 31, 2001 and the Company recorded $270,000 of amortization expenses as of March 31, 2001. Capitalized web site development costs are included in the March 31, 2001 condensed balance sheet in property and equipment. Upon completion of the respective web site development projects, the Company will begin to amortize these costs on a straight-line basis over periods not to exceed three years. The Company's web site development costs for all periods through June 30, 2000 were expensed.

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

                             COOLSAVINGS.COM INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

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

8.       Other Information

         On April 7, 2000 the Board of Directors approved a 1,150 for 1 common stock split. All share and per share amounts have been retroactively restated to reflect the split. On April 7, 2000, the Company restated its articles of incorporation to increase the authorized capital stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Item 2.                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

     You should read the following discussion of our financial condition and results of operations with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, unless required by applicable securities laws.

Overview

     CoolSavings is a comprehensive e-marketing solution for both offline and online advertisers that provides a broad range of branded consumer promotional incentives and data mining technology to help leading brick and mortar retailers, e-tailers and consumer packaged good manufacturers build profitable one-to-one relationships. With a database of more than 14 million registered members (as of March 31, 2001), CoolSavings supplies marketers with a single resource for accessing and engaging a dynamic group of shoppers. Under our established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, sales notices, gift certificates, contests and banner advertisements to promote sales of products or services in stores or online.

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

     Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and may include earlier termination provisions. In the three month period ending March 31, 2001, our largest advertiser, First USA Bank, accounted for 14.9% of our revenues and our top five advertisers together accounted for approximately 39.5% of our revenues.

     Our revenues generally depend on a number of factors, including the number of advertisers sending promotional offers to our members, the size of our membership base and the responsiveness of our members to each promotion. We believe that our revenues will be subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter-to-quarter comparisons could be materially affected.

     E-marketing services revenue also includes barter transactions, where we exchange advertising space on our web site or in e-mails for reciprocal advertising space or traffic on other web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included on our web site or in our e-mails. Prior to January 2000, barter transactions were recorded at the fair value of the goods or services provided or received whichever was more readily determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. For the three month period ended March 31, 2001, barter revenue was less than 5% of net revenues.

  Licensing Revenue

  We license portions of our intellectual property, including our issued patents, to third parties. Approximately 1.6% of our revenues were generated from royalty and license fees and other miscellaneous sources during the three month period ended March 31,

2001. Licensing revenues were immaterial for the three month period ended March 31, 2000.

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

Results of Operations

     We have incurred significant losses since our inception. As of March 31, 2001, our accumulated deficit was approximately $68.8 million. While we incurred significant operating losses during the three month period ended March 31, 2001, we have set a goal to be profitable in the second half of fiscal year 2001. Even though we are experiencing a decrease in top-line revenue as a result of the slowing economy, we believe that the actions we have taken to reduce expenses coupled with our emphasis on cost control should permit us to achieve that goal. There can be no assurance, however, that we will be successful in achieving our profitability goal. See "Liquidity and Capital Resources" below.

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

     Net Revenues

     Net revenues decreased 22% to $6.3 million in the three month period ended March 31, 2001 from $8.1 million in the three month period ended March 31, 2000. The revenue decrease was attributable in general to a slowing in the economy and increased downward pricing pressures from competitors.

     Cost of Revenues and Gross Profit

     Cost of revenues increased to $1.9 million in the three month period ended March 31, 2001, from $1.1 million in the three month period ended March 31, 2000. Gross profit decreased as a percentage of net revenues to 70% in the three month period ended March 31, 2001, from 87% in three month period ended March 31, 2000. The absolute dollar increase in cost of revenues was primarily due to increased costs for incentive points and gift certificates, costs related to building our server and networking infrastructure in response to the growth in activity by our members, and additional operations personnel to service our increased advertiser base.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased to $6.9 million, or 108% of net revenues in the three month period ended March 31, 2001, from $10.3 million, or 127% of net revenues, in the three month period ended March 31, 2000. The $3.4 million decrease in sales and marketing expenses was primarily due to significant reductions in the average cost of registering new members which was achieved due to our broad brand awareness and our ability to negotiate lower cost per acquisition rates with other web sites.

     Product Development. Product development expenses increased to $1.9 million, or 31% of net revenues, in the three month period ended March 31, 2001, from $1.6 million, or 20% of net revenues, in the three month period ended March 31, 2000. On July 1, 2000 we adopted the provisions of EITF 00-2 ("Accounting for Web Site Development Costs") and capitalized $3.5 million of web site development costs incurred on projects to date at March 31, 2001, of which $843,000 was capitalized in the three month period ended March 31, 2001 and we recorded $270,000 of amortization expenses as of March 31, 2001. For prior periods through June 30, 2000, all product development expenditures were expensed as incurred. The absolute dollar increase in product development expenses was primarily due to expenditures related to third-party technical consultants and additional personnel over the prior year period to enhance the features and functionality of our web site, less the effect of capitalized web site development costs. The increase in product development expenses as a percentage of net revenues is a result of the increase of product development costs and the decrease in net revenue from the prior year period.

     General and Administrative. General and administrative expenses increased to $4.1 million, or 65% of net revenues, in 2001, from $2.9 million, or 35% of net revenues, in 2000. The absolute dollar increase in general and administrative expenses was primarily due to additional personnel required to support the growth of our business, significant increase in depreciation costs and amortization, and an increase in our bad debt reserves. In the three month period ended March 31, 2001, we incurred higher occupancy expense associated with our move to a larger office space in Chicago and our opening of our satellite sales offices in New York City and San Francisco. General and administrative expenses increased as a percentage of net revenue due to a growth in expenses and a decrease in net revenues over the prior year period.

Interest Income, Net. Interest income, net, includes income from our cash and investments and expenses related to our financing obligations. Interest income, net, decreased to $39,000 in the three month period ended March 31, 2001, from $74,000 in the three month period ended March 31, 2000. The decrease in net interest income is attributable to a lower amount of interest earning capital being invested.

     Non-cash charges

     During the three month period ended March 31, 2000, we incurred a $5.0 million charge for the beneficial conversion of our pre-initial public offering shares of Series A convertible preferred stock into post initial public offering common shares.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our common and preferred stock and convertible subordinated notes. In May 2000, we completed an initial public offering of 3.3 million shares of our common stock, resulting in proceeds to us of approximately $20 million after deducting underwriters discounts and commissions and other related offering expenses. In March 2001, we received proceeds from the sale ofour convertible subordinated promissory notes and warrants in the amount of $2.1 million. As of March 31, 2001, we had approximately $1.4 million in cash and cash equivalents.

     Net cash used in operating activities was $5.4 million, and $6.5 million in the three month period ended March 31, 2001 and 2000, respectively. In the three month period ended March 31, 2001, net cash used in operating activities resulted primarily from an operating loss and an increase in liabilities, partially offset by a decrease in the cash overdraft, an increase in restricted cash and a decrease in receivables. During the three month period ended March 31, 2001, we had non-cash expenses totaling approximately $1.7 million for depreciation and amortization, provision for doubtful accounts, and amortization of debt discount.

     Net cash used in investing activities was $2.0 million and $1.5 million in the three month period ended March 31, 2001 and 2000, respectively. In each period, net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our web site. Included in the investing activities above, we capitalized $843,000 of web site development costs in the three month period ended March 31, 2001 and we did not capitalize any software development costs in the three month period ended March 31, 2000.

     Net cash provided by financing activities was $1.8 million and $49,000 in the three month period ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities in the three month period ended March 31, 2001 is attributable to the net proceeds of the issuance of our convertible subordinated promissory notes in the amount of $2.1 million and proceeds from long-term borrowings under our bank lines of credit reduced by a cash overdraft and payment of debt obligations. Net cash provided by financing activities in the three month period ended March 31, 2000 resulted primarily from proceeds of stock options exercised reduced by the payment of debt obligations. We invest these proceeds in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities.

     We have three separate credit facilities under which we had an aggregate of $4.6 million borrowed, and $1.8 million in letters of credit outstanding, at March 31, 2001. Under the credit facility with American National Bank (the "ANB Facility") we have two term loans and one $3.0 million revolving credit line. The first term loan, which had an outstanding balance of $2.1 million at March 31, 2001, is payable in installments through June 30, 2003. The second term loan, which had an outstanding balance of $1.3 million at March 31, 2001, is payable in installments through December 31, 2003. The outstanding balances under the term loans bear interest at the bank's prime rate plus 1.25% (9.25% at March 31, 2001). We had $1.2 million outstanding under the revolving line of credit at March 31, 2001. Additionally, we had $1.8 million of letters of credit outstanding under the line to collateralize lease deposits on our office facilities. These letters of credit reduce the amount of borrowings available to us under the line dollar for dollar. The outstanding principal balance under this line bears interest at the bank's prime rate plus 1.0%.

     Under the credit facility with Midwest Guaranty Bank, we have a $1.0 million equipment line. At March 31, 2001, we had $566,000 outstanding under this line. The weighted average interest rate on our outstanding borrowings under this line at March 31, 2001 was 9.0%. Borrowings are collateralized by the specific equipment purchased and are payable in installments through August 2003.

     As of March 31, 2001, we were not in compliance with the tangible capital funding and liquid asset requirements of the ANB facility. This non-compliance has caused us to be out of compliance with the Midwest Guaranty facility. Accordingly, we have reclassified $2.8 million of otherwise long-term borrowings under the ANB facility and the Midwest Guaranty facility as currently payable. We are involved in discussions with both lenders to procure waivers of the non-compliance and modifications to the covenants with which we are not in compliance. While we believe we will be successful in procuring the requested waivers and modifications, there can not be assurance that we will be successful.

     We currently are in default under the terms of our lease for our Chicago headquarters, for our failure to timely renew and to provide certain letters of credit and other defaults. We are currently in discussions seeking a forbearance understanding with the landlord under this lease. If we are unsuccessful in our discussions with our landlord, our ability to operate the business will be jeopardized.

     Our operations have generated a negative cash flow in each year of our existence. In the fourth quarter of fiscal year 2000, we implemented a new cost reduction plan. This plan included a significant decrease in offline marketing expenditures and a reduction in salaried personnel and third party technical consultants. We further reduced salaried personnel and marketing expenditures in the first quarter of 2001. We believe that this plan will significantly reduce operating expenses and have a positive effect on cash flow.

     However, even with our cost reduction plan in place we will require additional debt and/or equity financing during 2001. Although we are in the process of attempting to raise additional capital through the private sale of our securities, there can be no assurance that we will be successful in obtaining the capital necessary to fund our operations. It is likely that any capital raised will involve the issuance of convertible securities and/or warrants. As such, the percentage ownership of our current shareholders will be diluted in the event such securities are converted into, and/or the warrants are exercised for, shares of our common stock.

     Our independent auditors have issued their report on our financial statements for 2000 with an explanatory paragraph. This paragraph indicates that there is substantial doubt as to our ability to continue as a going concern.

     If we are unsuccessful in securing additional equity and/or we are unsuccessful increasing revenues, or debt financing as if we are unsuccessful in our discussions with our banks, our ability to continue to operate the business will be jeopardized. See "Item 1. Business - Factors That May Affect Future Results" in our 10-K for the fiscal year 2000.

Recent Accounting Pronouncements

     In May 2000, the Emerging Issues Task Force ("EITF") released Issue 00-2, "Accounting for Web Site Development Costs". EITF Issue 00-2 establishes standards for determining the capitalization or expensing of incurred costs relating to the development of Internet web sites based upon the respective stage of development. Issue 00-2 is effective for fiscal quarters beginning after June 30, 2000 (including costs incurred for projects in process at the beginning of the quarter of adoption). We adopted the provisions of EITF 00-2 effective July 1, 2000, and as of March 31, 2000 have capitalized a total $3.5 million of web site development costs. Upon completion of the web site development projects, these costs are amortized on a straight-line basis over periods not to exceed three years. Our web site development costs for all prior periods through June 30, 2000 were expensed.

     In January 2000, the EITF released the final Issue No. 99-17, "Accounting for Advertising Barter Transactions". EITF Issue 99-17 establishes standards for determining the amount of revenue that may be recognized in barter transactions involving the exchange of advertising services. Our barter revenue recognition policy is in compliance with EITF Issue 99-17.

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

Factors Affecting Operating Results

     Our results of operations have varied widely in the past and we expect that they will continue to vary significantly in the future due to a number of factors, including those set forth in our Annual Report on Form 10-K filed for the fiscal year 2000.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at March 31, 2001. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three month period or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on March 31, 2001, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on March 31, 2001, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On November 15, 1999, Catalina Marketing filed a separate lawsuit against us in the United States District Court for the Middle District of Florida. The complaint alleges that our systems and methods infringe Catalina Marketing's United States Patent No. 4,674,041, and seeks to enjoin us from further infringing its patent. On March 27, 2001, our motion for summary judgment in this matter was granted. The defendant in this matter has filed a notice of its intent to appeal this decision. We intend to defend the appeal vigorously.

     On February 12, 2000, Supermarkets Online, an affiliate of Catalina Marketing, filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that our systems and methods infringe its United States Patent No. 6,014,634, and seeks unspecified damages and injunctive relief. We have filed with the Patent and Trademark Office a request for a re-examination of the infringement claims in this case, which request for re-examination was granted in March 2001. We intend to defend this action vigorously.

     In addition, on September 21, 1999, Kathryn L. Meklir, the ex-wife of Steven M. Golden, our Chairman and Chief Executive Officer, filed suit against both Mr. Golden and CoolSavings in Oakland County, Michigan, alleging several claims, arising out of her March 1998 sale of 2,000 shares of our common stock to Mr. Golden. In April 2001, both parties accepted a mediation award of in the amount $219,000 payable to Ms. Meklir.

     We are involved in additional litigation, see Part 1, Item 3 of our annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     We may be involved in additional litigation, investigations or other proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources, which in turn could harm our business and financial results.

Item 2.  Changes in Securities and Use of Proceeds

In November 2000, the Company entered into an agreement with Surfari, Inc. pursuant to which we purchased certain software and related intellectual property. In this transaction, the Company agreed to issue shares of our common stock to Surfari in consideration for the sale of the software and related intellectual property. The number of shares to be issued to Surfari, if any, will equal (a) 15% of the revenue generated by the software purchased in the transaction in the twelve month period ending on March 11, 2002 divided by (b) the average closing price of the shares of our common stock for the 10 days prior to the date of issuance. In no event will the Company issues shares having an aggregate value in excess of $1 million. The shares to be issued pursuant to the agreement will be issued without registration under the Securities Act of 1933, as amended (the "Securities Act"). In executing the agreement with Surfari, the Company relied on Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

In March 2001, we sold $2.1 million of our 8% Senior Subordinated Convertible Notes due March 1, 2006. These notes carry warrants to purchase one share of our common stock for every $2.00 of principal indebtedness under each Note for a total of 1.05 million shares subject to warrants. The warrants have an exercise price of $1.25 per share. The exercise price may be reduced to $1.00 in the event of a sale of substantially all of our assets or a change in control of the Company. The notes are convertible at any time into the our common stock at a conversion rate equal to one share for each outstanding dollar of principal and accrued interest, at the election of the note holder. Interest is payable quarterly, and for periods prior to April 1, 2003, we have the option to pay interest on the outstanding principal balance of the notes in cash or by delivery of additional notes in an amount equal to the amount of the interest. Such notes and warrants were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The proceeds of this issuance of such notes and warrants was used for working capital purposes.

Item 6. Exhibits and Reports On Form 8-K


(a)      Exhibits:

         See Exhibit Index appearing elsewhere in this report, which is incorporated herein by reference.

(b)      Reports on Form 8-K:

         None.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunder duly authorized.

                                                            coolsavings.com inc.
                                                                ----------------
                                                                      Registrant


                           Dated:  May 15, 2001             /s/ Steven M. Golden
                           --------------------             --------------------
                                                                Steven M. Golden
                                                       Chairman of the Board and
                                                         Chief Executive Officer
                                                       (Duly Authorized Officer)

                           Dated:  May 15, 2001                 /s/ Paul A. Case
                           --------------------             --------------------
                                                                    Paul A. Case
                                                    Executive Vice President and
                                                         Chief Financial Officer
                                                   (Principal Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No                          Exhibit
----------                          -------
10.1 Form of 8% Senior Subordinated Convertible Notes due March 1, 2006 ("8% Notes")

10.2     Form of Warrant issued in connection with 8% Notes ("Warrants")

10.3     Form of Letter confirming terms of investment in 8% Notes and Warrants.