Form 10-Q
period 2001-06-30
COOLSAVINGS COM INC
filed 2001-08-14
CIK 1087875

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                       360 N. Michigan Avenue 19th Floor
                              Chicago, Illinois
               Address of principal executive offices, including

                                                                  60601
                                                                 Zip Code

      Registrant's telephone number, including area code: (312) 224-5000

       -----------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at July 31, 2001
               -----                      ----------------------------
     Common stock, no par value                     39,093,660
                             coolsavings.com inc.

                                     INDEX
                                                                        Page
                                                                       Number
PART I        FINANCIAL INFORMATION

 Item 1.      Financial Statements (Unaudited)

              Balance Sheets
              June 30, 2001 and December 31, 2000                           1

              Statements of Operations
              Three and Six Month Periods Ended June 30, 2001
              and 2000                                                      2

              Statements of Shareholders' Equity
              Six Month Period Ended June 30, 2001                          3

              Statements of Cash Flows
              Six Month Period Ended June 30, 2001 and 2000                 4

              Notes to Financial Statements                                 5


 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                14


 Item 3.      Quantitative and Qualitative Disclosures About
              Market Risk                                                  25

PART II       OTHER INFORMATION


 Item 1.      Legal Proceedings                                            25

 Item 2.      Changes in Securities and Use of Proceeds                    26

 Item 3.      Defaults Upon Senior Securities                              26

 Item 5.      Other Information                                            26

 Item 6.      Exhibits and Reports on Form 8-K                             29


        SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             COOLSAVINGS.COM INC.
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                                               June 30, 2001     December 31, 2000
                                                                                              (Unaudited)
                                         ASSETS
Current assets:
Cash and cash equivalents                                                                      $     252,000     $       7,041,000
Restricted cash                                                                                       10,000                28,000
Accounts receivable, net of allowance of  $ 942,000 and $1,318,000 at
     June 30, 2001 and December 31, 2000, respectively                                             2,925,000             9,330,000
Prepaid assets                                                                                       294,000               723,000
Other assets                                                                                         780,000               662,000
                                                                                               ---------------   -----------------
                    Total current assets                                                           4,261,000            17,784,000
                                                                                               ---------------   -----------------

Property and equipment                                                                            11,066,000             9,445,000
Capitalized software costs                                                                         1,490,000             1,490,000
Capitalized web site costs                                                                         3,591,000             2,667,000
                                                                                             -----------------   -----------------
Total                                                                                             16,147,000            13,602,000
Less accumulated depreciation and  amortization                                                   (5,233,000)           (2,913,000)
                                                                                             -----------------   -----------------
                                                                                                  10,914,000            10,689,000
Intangible assets, patents and licenses, net of accumulated amortization
     of $254,000 and $148,000 at June 30, 2001 and December 31, 2000, respectively                   579,000               677,000
                                                                                             -----------------   -----------------
Total assets                                                                                    $ 15,754,000          $ 29,150,000
                                                                                             =================   =================

                                         LIABILITIES
Current liabilities:
Accounts payable, including amounts due to related parties of
    $ 460,000 and $180,000 at June 30, 2001 and December 31, 2000, respectively                 $ 10,599,000          $  6,730,000
Cash overdraft                                                                                            --             1,335,000
Accrued marketing expense                                                                            886,000             2,289,000
Accrued compensation                                                                                 501,000             2,230,000
Accrued expenses, including amounts due to related parties of
    $ 291,000 and $35,000 at June 30, 2001 and December 31, 2000, respectively                     1,384,000             1,282,000
Deferred revenue                                                                                   1,181,000             1,152,000
Notes payable, net of discount, including amounts due to related parties of $2,319,000             2,611,000                    --

Line of credit                                                                                     1,186,000                    --
Current maturities of long-term debt                                                               2,205,000             1,728,000
Long-term debt reclassified as currently payable                                                     160,000             2,661,000
                                                                                             ---------------          ------------
                    Total current liabilities                                                   $ 20,713,000          $ 19,407,000
                                                                                             ---------------          ------------
Commitments and contingencies (Note 4)

                                         STOCKHOLDERS' EQUITY
Preferred stock, no par value, 10,000,000 shares authorized
     at June 30, 2001 and December 31, 2000, respectively, zero shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively,
Common stock, no par value, 100,000,000 shares authorized at
     June 30, 2001 and December 31, 2000, 39,093,660
     shares issued and outstanding at June 30, 2001 and December 31, 2000,
     respectively                                                                                 73,659,000            73,659,000
Additional paid-in capital                                                                           340,000               (47,000)
Accumulated deficit                                                                              (78,958,000)          (60,352,000)
Notes receivable from related parties                                                                     --            (3,517,000)
                                                                                             ---------------          ------------
Total stockholders' (deficit) equity                                                              (4,959,000)            9,743,000
                                                                                             ---------------          ------------
Total liabilities and stockholders' (deficit) equity                                            $ 15,754,000          $ 29,150,000
                                                                                             ===============          ============

   The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS.COM INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    Three Month                             Six Month
                                                                    Period Ended                          Period Ended
                                                                      June 30,                               June 30,
                                                       --------------------------------------    -------------------------------
                                                            2001                    2000              2001             2000
                                                        ------------            ------------      --------------    ------------
Revenue:
     e-marketing services                               $  5,197,000             $  8,938,000      $  11,430,000    $ 17,024,000
     License royalties                                        66,000                   10,000            167,000          10,000
                                                        ------------             ------------      -------------    ------------
Net revenues                                               5,263,000                8,948,000         11,597,000      17,034,000
Cost of revenues                                           1,512,000                1,363,000          3,414,000       2,432,000
                                                        ------------             ------------      -------------    ------------
Gross profit                                               3,751,000                7,585,000          8,183,000      14,602,000
Operating expenses:
     Sales and marketing                                   4,070,000               10,184,000         10,938,000      20,449,000
     Product development                                   1,827,000                2,897,000          3,773,000       4,502,000
     General and administrative,
       inclusive of $3.7 million of expense related
       to forgiveness of notes receivable including
       interest at June 30, 2001, and $1.0 million
       and $2.0 million of compensation related to
       stock options, for the three and six month
       period ended June 30, 2000, respectively            7,732,000                4,864,000         11,821,000       8,714,000
                                                        ------------             ------------      -------------    ------------
Total operating expenses                                  13,629,000               17,945,000         26,532,000      33,665,000
                                                        ------------             ------------      -------------    ------------
Loss from operations                                      (9,878,000)             (10,360,000)       (18,349,000)    (19,063,000)
Other income (expense):
     Interest and other income                                55,000                  360,000            226,000         578,000
     Interest expense                                       (112,000)                (118,000)          (238,000)       (261,000)
     Interest expense representing beneficial
          conversion feature of convertible debt                  --                 (555,000)                --        (555,000)
     Amortization of debt discount                           (20,000)                      --            (26,000)             --
     Other expense-settlement                               (219,000)                      --           (219,000)             --
                                                        ------------             ------------      -------------    ------------
Total other income (expense)                                (296,000)                (313,000)          (257,000)       (238,000)
                                                        ------------             ------------      -------------    ------------


Loss before income taxes                                 (10,174,000)             (10,673,000)       (18,606,000)    (19,301,000)
Income taxes                                                      --                       --                 --              --
                                                        ------------             ------------      -------------    ------------
Net loss                                                 (10,174,000)             (10,673,000)       (18,606,000)    (19,301,000)
Deemed dividend representing the
     beneficial conversion feature
     of preferred stock                                           --              (14,901,000)                --     (19,868,000)
                                                        ------------             ------------      -------------    ------------
Loss applicable to common shareholders                  $(10,174,000)            $(25,574,000)     $ (18,606,000)   $(39,169,000)
                                                        ============             ============      =============    ============
Basic and diluted net loss per share                    $      (0.26)            $      (0.72)     $       (0.48)   $      (1.17)
                                                        ============             ============      =============    ============
Weighted average shares used in the calculation

     of basic and diluted net loss per share              39,093,660               35,281,040         39,093,660      33,503,310
                                                        ============             ============      =============    ============


   The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS.COM INC.
                 STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                  (UNAUDITED)

                                                                                           Additional
                                        Preferred Stock            Common Stock              Paid-in
                                    ---------------------     --------------------------
                                      Shares      Amount       Shares         Amount         Capital
                                    ----------  ----------  ------------- -------------- ---------------
Balances, January 1, 2001                   --          --    39,093,660    $73,659,000      $(47,000)
Issuances of detachable
  warrants                                  --          --            --             --       387,000
Forgiveness of notes receivable             --          --            --             --            --
Net loss                                    --          --            --             --            --
                                    ----------  ----------  ------------    -----------      --------
Balances, June 30, 2001                     --          --    39,093,660    $73,659,000      $340,000
                                    ==========  ==========  ============    ===========      ========

                                                             Notes
                                                          Receivable           Total
                                       Accumulated       From Related      Stockholders'
                                         Deficit            Parties            Equity
                                   -------------------   ------------    ---------------
Balances, January 1, 2001               $(60,352,000)     $(3,517,000)      $  9,743,000
Issuances of detachable warrants                  --               --            387,000
Forgiveness of notes receivable                   --        3,517,000          3,517,000
Net loss                                 (18,606,000)              --        (18,606,000)
                                   -------------------   ------------    ---------------
Balances, June 30, 2001                 $(78,958,000)     $        --       $ (4,959,000)
                                   ===================   ============    ===============


    The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS.COM INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                 ------------------------------------------------
                                                                                          2001                       2000
                                                                                 ---------------------        -------------------
Cash flows used in operating activities:
Net loss                                                                         $         (18,606,000)       $       (19,301,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                           2,432,000                    808,000
     Loss on disposal of property and equipment                                                     --                     99,000
     Writeoff related to international website costs                                           360,000                         --
     Forgiveness of notes receivable and accrued interest
      from related parties                                                                   3,666,000                         --
     Stock option compensation                                                                      --                  1,980,000
     Provision for doubtful accounts, net of write offs                                       (237,000)                   562,000
     Amortization of prepaid advertising                                                            --                    857,000
     Amortization of debt discount                                                              26,000                    555,000
Changes in assets and liabilities:
     Decrease (increase) in restricted cash                                                     18,000                     (5,000)
     Decrease (increase) in accounts receivable                                              6,781,000                 (2,679,000)
     Decrease in prepaid and other current assets                                              694,000                    633,000
     Increase in accounts payable                                                            3,869,000                  2,641,000
     Increase in deferred revenue                                                               29,000                    708,000
     (Decrease) increase in accrued and other liabilities                                   (3,698,000)                 3,094,000
                                                                                 ---------------------        -------------------
Net cash flows used in operating activities                                                 (4,666,000)               (10,048,000)
                                                                                 ---------------------        -------------------

Cash flows used in investing activities:
Purchases of property and equipment                                                         (1,637,000)                (4,383,000)
Cash paid for intangible assets                                                                     --                   (325,000)
Capitalization of web site development costs                                                (1,284,000)                        --
                                                                                 ---------------------        -------------------
Net cash used in investing activities                                                       (2,921,000)                (4,708,000)
                                                                                 ---------------------        -------------------
Cash flows from financing activities:

Proceeds from short-term debt                                                                1,186,000                          --
Repayment of debt obligations                                                               (2,084,000)                   (116,000)
Advances on notes payable                                                                    3,031,000                          --
Proceeds from long-term borrowings                                                                  --                   2,692,000
Proceeds from exercise of stock options                                                             --                     125,000
Proceeds from issuance of common stock                                                              --                  23,100,000
Cash paid for issuance costs                                                                        --                  (2,930,000)
Cash overdraft                                                                              (1,335,000)                    506,000
                                                                                 ---------------------         -------------------
Net cash provided by financing activities                                                      798,000                  23,377,000
                                                                                 ---------------------         -------------------

Net (decrease) increase in cash                                                             (6,789,000)                  8,621,000
Cash and cash equivalents, beginning of period                                               7,041,000                  17,489,000
                                                                                 ---------------------         -------------------
Cash and cash equivalents, end of period                                         $             252,000         $        26,110,000
                                                                                 =====================         ===================

Supplemental schedule of cash flow information,
 interest paid                                                                   $             191,000         $                --

Non-cash investing and financing activity:
Common stock issued in exchange
         for patent rights                                                                          --         $           500,000
Common stock issued for
         convertible preferred stock                                                                --         $        19,868,000
Common stock issued for
         convertible subordinated notes                                                             --         $         4,996,000
Issuance of common stock in exchange
          for stockholders notes upon exercise                                                      --         $           700,000
          of stock options and warrants
Capitalized transaction costs relating
          to the Landmark transaction                                            $             661,000                          --
Obligation to issue common stock for
           purchase of intellectual property                                     $               8,000                          --

    The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS.COM INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     coolsavings.com inc. (the "Company") is a comprehensive e-marketing solution for both offline and online advertisers that provides a broad range of branded consumer promotional incentives and data mining technology to help leading brick and mortar retailers, e-tailers and consumer packaged good manufacturers build profitable one-to-one relationships. With a database of more than 14 million registered members (as of June 30, 2001), the Company supplies marketers with a single resource for accessing and engaging a dynamic group of shoppers. Under the Company's established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, sales notices, gift certificates, contests and banner advertisements to promote sales of products or services in stores or online.

     The Company has sustained significant net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and to consummate the investment by Landmark Communications, Inc. and Landmark Ventures VII, L.L.C. described in Note 8 below. As of June 30, 2001, the Company had approximately $252,000 in cash and cash equivalents.

     Our independent auditors have issued their report on our financial statements for 2000 with an explanatory paragraph. This paragraph describes the uncertainty as to our ability to continue as a going concern.

     If we are unsuccessful in consummating the Landmark Funding or fail to secure additional equity and/or debt financing, fail to achieve and maintain cash flow positive operations, or if we are unsuccessful in complying with the forbearance understandings with our banks, our ability to continue to operate the business will be jeopardized.

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

     In the opinion of the Company, the accompanying financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2001, and the results of operations and changes in cash flows for the three and six month periods ended June 30, 2001 and 2000. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year. Certain prior period amounts have been reclassified to the current period's presentation.

                             COOLSAVINGS.COM INC.
           NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

2.  Related Party Transactions

    In March 2001, the Company sold $2.1 million of our 8% Senior Subordinated Convertible Notes due March 1, 2006 ("Notes") to three accredited investors. Two of those investors are members of the Board of Directors and each director purchased $1.0 million of these Notes. These Notes carry warrants to purchase one share of the Company's common stock for every $2.00 of principal indebtedness under each Note for a total of one million shares subject to warrants issued to related parties. The warrants have an exercise price of $1.25 per share. The exercise price may be reduced to $1.00 in the event of a sale of substantially all of our assets or a change in control of the Company. The Notes are convertible at any time into common stock at a conversion rate equal to one share for each outstanding dollar of principal and accrued interest, at the election of the note holder. Interest is payable quarterly, and for periods prior to April 1, 2003, the Company has the option to pay interest on the outstanding principal balance of the notes in cash or by delivery of additional notes in an amount equal to the amount of the interest. The proportional fair value of the warrants is $387,000. Such value represents a discount from the fair value of the Notes and the relative fair value of the warrants has been recorded in the financial statements as stipulated by APB 14 and will be amortized over the period that these Notes are outstanding. As part of the investment, the Company agreed that in the event that the Company sold securities to investors in a private placement before August 31, 2001, the Company would permit the security holders to convert their investment in the Notes and warrants to an investment on essentially the same economic terms as the investment offered to the other investor in the private placement. In conjunction with, and as a condition to, the closing of the investment in the Company by Landmark Communications, Inc. described in Note 9 below, the Company will issue 13.0 million shares of the Company's Series C Preferred Stock in exchange for the Notes and accompanying warrants (See Note 8).

    The Company forgave the principal and interest on certain promissory notes made to the Company by current and former directors of the Company, which notes were executed as payment for the purchase price of common stock of the Company upon the exercise of options and warrants held by such directors prior to the Company's initial public offering ("Director Notes"). The Director Notes had an aggregate principal and accrued, but unpaid interest, of $3.7 million. Each director and former director was permitted to keep the common stock purchased by delivery of the Director Notes.

    In June 2001, Tomay Charitable Remainder Unitrust u/t/a dated April 12, 1994, as amended, of which one of our directors, Richard H. Rogel, is the trustee ("Rogel Trust"), loaned the Company a total of $279,000. These loans consisted of an interest free loan of $60,000 and a loan for $219,000 evidenced by a promissory note dated June 27, 2001, which accrued interest at a rate equal to 8.5% per annum. All principal and accrued interest under these loans has been repaid.

    The Company formed a partnership with DIMAC Marketing Partners. Mr. Robert Kamerschen, a director of the Company, is an officer, director and equity owner of DIMAC Corporation. DIMAC Corporation and the Company entered into an agreement whereby the parties market services and products to designated customers. The Company did not earn any revenue with respect to this contract in the three month period ended June 30, 2001.

    On July 30, 2001, the Company entered into an Employment Agreement with the Company's President and Chief Executive Officer, Matthew Moog. The Employment Agreement has a term of three years, provides for an annual base salary of $345,000, and provides for the grant of an option to purchase 750,000 shares of the Company's common stock. The Employment Agreement further provides that Mr. Moog would be granted 200,000 additional options on the first and second anniversary of the Agreement if he is still employed by the Company.

    The Company entered into an Employment Agreement with Steven M. Golden, who at the date of execution was the Company's Chairman and Chief Executive Officer. The Employment Agreement had a term of three years, provided for an annual base salary of $345,000, and the grant of an option to purchase 150,000 shares of the Company's common stock. All stock options previously issued and not vested were made immediately vested and exercisable. On July 30, 2001, the Company entered into a Severance Agreement with Mr. Golden which terminated Mr. Golden's Employment Agreement. The Severance Agreement provided for

                             COOLSAVINGS.COM INC.
           NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

three years of severance pay in the amount of $345,000 per year and the continuation of certain benefits. The Severance Agreement further provides that all options held by Mr. Golden: (a) become immediately vested and fully exercisable; (b) be adjusted to have an exercise price of $0.50; and (c) are exercisable through the tenth anniversary of the grant of each such options. These options will be subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation."

3.   Bank Lines of Credit and Other Loans

The Company has two separate bank credit facilities under which the Company has an aggregate outstanding principal balance of $3.6 million, and had $1.8 million in letters of credit outstanding, at June 30, 2001. Under the credit facility with American National Bank (the "ANB Facility") the Company has two term loans and one $3.0 million revolving credit line. The first term loan, which had an outstanding balance of $1.9 million at June 30, 2001, is payable in installments. The second term loan, which had an outstanding balance of $1.2 million at June 30, 2001, is payable in installments. The outstanding balances under the term loans bear interest at the bank's prime rate plus 1.25% (7.75% at June 30, 2001). Additionally, the Company had $1.8 million of letters of credit outstanding to collateralize lease deposits on its office facilities. The ANB Facility is collateralized by all the assets of the Company.

Under the credit facility with Midwest Guaranty Bank ("Midwest Facility"), the Company has a $1.0 million equipment line of credit. At June 30, 2001, there was $495,000 outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at June 30, 2001 was 9%. Borrowings are collateralized by the specific equipment purchased and are payable in installments.

As of June 30, 2001, the Company was not in compliance with the tangible capital funding and liquid asset requirements of the ANB Facility. This non-compliance has caused the Company to be out of compliance with the Midwest Facility. The failure to comply with covenant requirements constitutes an event of default under the respective lending agreements. As a consequence, the borrowings under these facilities became immediately payable at the option of the lenders, and, accordingly, the Company has reclassified $160,000 of otherwise long-term borrowings under the ANB Facility and the Midwest Facility as currently payable.

On June 15, 2001, the Company entered into a Forbearance and Reaffirmation Agreement with American National Bank which was amended by a letter agreement dated July 27, 2001 ("Forbearance Agreement"), wherein American National Bank agreed to forbear from accelerating borrowings under the ANB Facility for certain stated defaults based on the continued compliance with the terms of the Forbearance Agreement, which included an accelerated principal payment schedule with respect to the ANB Facility. This accelerated payment schedule provides an additional principal payment of $150,000 per month and for the payment of the entire indebtedness under the American National Bank term loans on or before December 31, 2002. At June 30, 2001, the Company is not in compliance with its base borrowing asset obligations for certain reporting periods under the

                             COOLSAVINGS.COM INC.
                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

     Forbearance Agreement. The Company is seeking a waiver as to this non-compliance from American National Bank, but there can be no assurances that the Company will be able to obtain such waiver.

     On June 12, 2001, the Company entered into a Forbearance Letter Agreement with Midwest Guaranty Bank and on July 27, 2001, the Company entered into a Loan Forbearance and Reaffirmation Agreement with Midwest Guaranty Bank (the "Midwest Forbearance Agreement"), wherein Midwest Guaranty Bank agreed to forbear from accelerating the Midwest Facility for certain stated defaults based on the continued compliance with the terms of the Midwest Forbearance Agreement, which included an accelerated principal payment schedule of $5,000 per month with respect to the Midwest Facility.

     In June 2001, Landmark Communications, Inc. loaned the Company a total of $650,000. Such loan was evidenced by a Loan and Security Agreement dated June 14, 2001, and amended on July 30, 2001 ("Landmark Bridge Loan Agreement"). The Landmark Bridge Loan Agreement provided for repayment on demand and the accrual of interest at a rate of 12%, and granted a second lien on the Company's assets. The Landmark Bridge Loan Agreement was amended on July 30, 2001 and replaced by a $5.0 million term loan. (See
     Note 8.)

     In June 2001 a trust of which one of our directors, Richard H. Rogel is the trustee, made two loans to the Company totaling $279,000. These loans consisted of an interest free loan of $60,000 and a loan for $219,000 evidenced by a promissory note dated June 27, 2001, which accrued interest at a rate equal to 8.5% per annum. All principal and accrued interest under these loans has been repaid.

4.   Commitments and Contingencies:

  a. Litigation:

     In April 2001, the Company accepted a mediation award in a non-operating business-related lawsuit pursuant to which the Company paid the plaintiff the sum of $219,000.

     The Company is currently a defendant in two patent infringement lawsuits. The Company's motion for summary judgement was granted in one of these patent infringement suits, and the plaintiff therein has filed an appeal in this matter. While the Company believes that these actions are without merit and intends to defend them vigorously, the Company's efforts may not be successful. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time, and an estimate of the range of possible losses cannot currently be made. Management does not believe the outcome of such litigation will have a material adverse effect on the Company's overall financial position, results of operations or cash flows.

     The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.

  b. Member Incentive Program:

     In March 2000, the Company entered into a two-year agreement with a developer of web-based loyalty incentives programs. Under this agreement, the Company co-developed a custom loyalty program for its

                             COOLSAVINGS.COM INC.
           NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

     members using software that it licensed from the developer. On June 14, 2001 the Company entered into an amendment to this Agreement which reduced the remaining commitment to purchase incentive awards during the remaining term of the Agreement to $580,000.

  c. Purchase of Intellectual Property:

     On November 30, 2000, the Company entered into an agreement to purchase certain software and related intellectual property and software. The Company is obligated to deliver up to $1,000,000 of its common stock for the purchased assets contingent upon defined revenues, which may be earned by Company, related to the use of the purchased assets. Through June 30, 2001, the Company has incurred an obligation to issue 6,371 shares of its common stock pursuant to this Agreement.

5.   Earnings Per Share:

     Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted earnings per share for the three month and six month periods ended June 30, 2001 and 2000. The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of employee stock options and investor warrants as the effect of such exercises would be anti-dilutive.

                                                        Three Month Period Ended           Six Month Period Ended
                                                     June 30, 2001    June 30, 2000     June 30, 2001    June 30, 2000
                                                     -------------    -------------     -------------    -------------
Numerator:

Net loss                                              $(10,174,000)   $(10,673,000)     $(18,606,000)    $(19,301,000)
Deemed dividend relating to
convertible preferred stock                                     --     (14,901,000)               --      (19,868,000)
                                                      ------------    ------------      ------------     ------------
Net loss available to common stockholders             $(10,174,000)   $(25,574,000)     $(18,606,000)    $(39,169,000)
                                                      ============    ============      ============     ============

Denominator:
    Weighted average
       common shares                                    39,093,660      35,281,040        39,093,660       33,503,310
                                                      ============    ============      ============     ============
Loss per share
    Basic and diluted                                 $      (0.26)   $      (0.72)     $      (0.48)    $      (1.17)
                                                      ============    ============      ============     ============


                             COOLSAVINGS.COM INC.
                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

6.   Stock Option Compensation:

     The Company granted options to purchase 150,000 shares of common stock pursuant to the Employment Agreement with Steven Golden in April 2001. The Company has granted options to purchase 750,000 shares of common stock pursuant to the July 2001 employment agreement with Matthew Moog.

     Pursuant to the July 30, 2001 Severance Agreement between the Company and Steven Golden, all the options granted by the Company to Steven Golden as of the date thereof became immediately vested and fully exercisable at a strike price of $0.50 per share. These options will be subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation."

7.   Recent Accounting Pronouncements:

     In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions, which have occurred within six months prior to the date of the barter transaction. For the three-month period ended June 30, 2001, barter revenue was $395,000 or 7.5% of net revenues.

                             COOLSAVINGS.COM INC.
           NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financing Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for any business combination initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Pooling-of-interests is no longer permitted. SFAS No. 142 will be effective for the Company January 1, 2002. Under SFAS No. 142, goodwill will no longer be amortized to earnings, but instead reviewed for impairment, at least on an annual basis. The Company anticipates that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant effect on the Company's results of operations or its financial position.

8. Other Subsequent Events

                             COOLSAVINGS.COM INC.
           NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

     On July 30, 2001, the Company entered into a series of agreements with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") pursuant to which Landmark has provided to the Company a senior secured loan of $5.0 million ($1.75 million of which had been previously funded on an interim basis) (the "Loan") and agreed to purchase up to $10.0 million of the Company's Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") in two separate tranches subject to certain conditions and shareholder approvals.

     The Loan was funded pursuant to an Amended and Restated Loan Agreement with Landmark (the "Loan Agreement"). The Loan is payable on demand and bears interest at 12% per annum, paid quarterly in arrears in the form of additional notes, and matures on January 26, 2002 (unless extended upon the closing of the first tranche of the sale to Landmark of the Series B Preferred Stock (the "Primary Funding")) and is secured by a second lien on all of the Company's tangible and intangible property. If the Primary Funding closes, the Loan will be modified as follows: the interest rate will be reduced to 8% per annum, paid quarterly in arrears in the form of additional notes and warrants to purchase shares of common stock; the maturity date will be extended to June 30, 2006; and the Company will have the right to prepay the Loan on or after the third anniversary if certain conditions are met. The Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark.

     In connection with the Loan, the Company issued warrants to Landmark (the "Warrants"). The Warrants have a term of 8 years and may be exercised in whole or in part immediately (except that Landmark has agreed not to exercise the Warrants prior to the closing of the Primary Funding unless certain events occur). The Warrants contain a net exercise feature and are exercisable for:
(a) 7,818,731 shares (equal to 19.99% of the Company's issued and outstanding shares of common stock at the time of issuance) at an exercise price of $0.01 per share until the earlier of the closing of the Primary Funding or the termination of the Purchase Agreement (as defined below); (b) 19.99% of the Company's issued and outstanding common stock, calculated on a fully diluted basis (including all then outstanding options and warrants) at an exercise price of $0.01 per share in the event that the Purchase Agreement is terminated; and
(c) 10.0 million shares at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005 if not previously exercised) upon the closing of the Primary Funding. In addition to the payment of "in-kind" interest on the Loan, after the closing of the Primary Funding, the Company will issue to Landmark additional Warrants to purchase two shares of common stock for each dollar of interest accrued on the Loan.

Subject to the conditions in a Securities Purchase Agreement with Landmark dated July 30, 2001 (the "Purchase Agreement"), the Company has agreed to sell to Landmark up to $10,000,000 (64,360,810 shares) of Series B Preferred Stock in two separate tranches. The Series B Preferred Stock will be initially convertible into common stock equal to 49% of the total, fully-diluted common stock of the Company (subject to adjustments) and has an 8% quarterly dividend payable in additional shares of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. Upon the closing of the Primary Funding, Landmark will have the right to elect a majority of the Company's board of directors. Assuming the Company

                             COOLSAVINGS.COM INC.
                 NOTES TO FINANCIAL STATEMENTS (UNAUDITED) -- (Continued)

has satisfied (or Landmark has waived) the conditions to each of the closings, Landmark will purchase 32,180,405 shares of Series B Preferred Stock promptly after the Company's shareholders have approved the transaction and purchase the balance of the Series B Preferred Stock on October 25, 2001. Landmark will pay an aggregate of $10.0 million for the shares of Series B Preferred Stock ($0.1554 per share). Landmark also has an option to purchase additional shares of Series B Preferred Stock at the same price per share upon the occurrence of certain events. The Company has capitialized $661,000 of costs related to this Landmark transaction as of June 30, 2001 which will be allocated to the proceeds upon completion of the transaction.

     In connection with the Landmark transaction, certain of the Company's shareholders owning 63.09% of the Company's outstanding common stock have entered into a voting agreement pursuant to which such shareholders have agreed to vote the shares owned by them for approval of the Landmark transaction and related transactions.

     As a condition to the consummation of the Landmark transaction at the Closing of the Primary Funding, the Company will issue to three individuals (two of whom are directors of the Company) 13.0 million shares of the Company's Series C Preferred Stock in exchange for $2.1 million of the Company's 8% Senior Subordinated Convertible Notes due March 1, 2006 and accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals. (See Note 2)

     On July 1, 2001, ValueClick, Inc. filed suit against the Company in the Superior Court Los Angeles California, alleging that it was owed approximately $301,000 for services rendered. On July 25, 2001, the parties entered into a Settlement Agreement, wherein the Company agreed to pay ValueClick a total of $150,000, in full settlement of all claims.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement

     You should read the following discussion of our financial condition and results of operations with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section and elsewhere in our Annual Report on Form 10-K for the fiscal year 2000. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, unless required by applicable securities laws.

Overview

     CoolSavings is a comprehensive e-marketing solution for both offline and online advertisers that provides a broad range of branded consumer promotional incentives and data mining technology to help leading brick and mortar retailers, e-tailers and consumer packaged good manufacturers build profitable one-to-one relationships. With a database of more than 14 million registered members (as of June 30, 2001), CoolSavings supplies marketers with a single resource for accessing and engaging a dynamic group of shoppers. Under our established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, sales notices, gift certificates, contests and banner advertisements to promote sales of products or services in stores or online.

Recent Developments


     On July 30, 2001, the Company entered into a series of agreements with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") pursuant to which Landmark has provided to the Company a senior secured loan of $5.0 million ($1.75 million of which had been previously funded in an interim basis) (the "Loan") and agreed, if certain conditions are met, to purchase up to $10.0 million of the Company's Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") in two separate tranches (collectively the "Landmark Funding"). For a complete description of the Landmark Funding see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2001.

      On July 5, 2001, the Company received a Nasdaq Staff Determination indicating that our common stock failed to maintain a minimum market value of public float of $5,000,000 and a minimum bid price of $1.00 over the previous thirty (30) consecutive days as required by the Nasdaq National Market under Marketplace Rules 4450(a)(2) and

4450(a)(5), respectively. On July 26, 2001, we received a second Nasdaq Staff Determination indicating that the Company does not currently comply with the net tangible assets requirement, as required by the Nasdaq National Market under Marketplace Rule 4450(a)(3). Therefore, the Company's securities are subject to delisting from The Nasdaq National Market. The Company has, however, requested a hearing before a Nasdaq Listing Qualifications Panel to review and appeal the Staff Determination. The Company will continue to trade under the symbol CSAV on The Nasdaq National Market pending the outcome of these proceedings. There can be no assurance the Panel will grant the Company's request for continued listing. In the event the Company's request for continued listing on The Nasdaq National Market is not granted, the Company will pursue other listing alternatives.

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

     Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and may include earlier termination provisions. In the three-month period ending June 30, 2001, our largest advertiser accounted for 16% of our revenues and our top five advertisers together accounted for approximately 36% of our revenues.

     Our revenues for this period depends on a number of factors, including the number of advertisers sending promotional offers to our members, the size of our membership base and the responsiveness of our members to each promotion. We believe that our revenues will be subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter-to-quarter comparisons could be materially affected.

     E-marketing services revenue also includes barter transactions, where we exchange advertising space on our web site or in e-mails for reciprocal advertising space or traffic on other web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included on our web site or in our e-mails. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. For the three-month period ended June 30, 2001, barter revenue was $395,000 or 7.5% of net revenues.


     Licensing Revenue

     We license portions of our intellectual property, including our issued patents, to third parties. Approximately 1.3% of our revenues were generated from royalty and license fees and other miscellaneous sources during the three month period ended June 30, 2001. Licensing revenues were immaterial for the three-month period ended June 30, 2000.

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

Results of Operations

Three Months Ended June 30, 2001 and 2000

     We have incurred significant losses since our inception. As of June 30, 2001, our accumulated deficit was approximately $79.0 million. While we incurred significant operating losses during the three month period ended June 30, 2001, we have set a goal to have positive earnings before interest, taxes, depreciation and amortization ("EBITDA") in the fourth quarter of fiscal year 2001. Even though we are experiencing a decrease in top-line revenue as a result of the slowing economy, we believe that the actions we have taken to reduce expenses coupled with our emphasis on cost control should permit us to achieve that goal. There can be no assurance, however, that we will be successful in achieving our EBITDA goal. See "Liquidity and Capital Resources" below.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net Revenues

     Net revenues decreased 41% to $5.3 million in the three month period ended June 30, 2001 from $8.9 million in the three month period ended June 30, 2000. The revenue decrease was attributable to the Company's cash constraints, which reduced our ability to invest in marketing, the slowing economy, which caused reduced advertising spending in general, and increased downward pricing pressures from competitors.

     Cost of Revenues and Gross Profit

     Cost of revenues increased to $1.5 million in the three month period ended June 30, 2001, from $1.4 million in the three month period ended June 30, 2000. Gross profit decreased as a percentage of net revenues to 71% in the three month period ended June

30, 2001, from 85% in three month period ended June 30, 2000. The absolute dollar increase in cost of revenues was primarily due to increased depreciation and costs related to additional operations personnel to service our increased advertiser base.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased to $4.1 million, or 77% of net revenues in the three month period ended June 30, 2001, from $10.2 million, or 114% of net revenues, in the three month period ended June 30, 2000. The $6.1 million decrease in sales and marketing expenses was primarily due to greatly reduced marketing expenditures through the elimination of broadcast and cable television advertising, reduced number of member registrations, and significant reductions in the average cost of registering new members through our ability to negotiate lower cost per acquisition rates with other web sites.

     Product Development. Product development expenses decreased to $1.8 million, or 35% of net revenues, in the three month period ended June 30, 2001, from $2.9 million, or 32% of net revenues, in the three month period ended June 30, 2000. On July 1, 2000 we adopted the provisions of EITF 00-2 ("Accounting for Web Site Development Costs") and capitalized $3.6 million of web site development costs incurred on projects to date at June 30, 2001, of which $.4 million was capitalized in the three month period ended June 30, 2001. For prior periods through June 30, 2000, all product development expenditures were expensed as incurred. The absolute dollar decrease in product development expenses was primarily due to the decreased use of third-party technical consultants over the prior year period to enhance the features and functionality of our web site and the effect of capitalized web site development costs. The increase in product development expenses as a percentage of net revenues is a result of the Company writing down $360,000 of capitalized web development costs relating to the abandonment of our Canadian web site, and lower revenues.

     General and Administrative. General and administrative expenses increased to $7.7 million, or 147% of net revenues, in the three month period ended June 30, 2001, from $4.9 million, or 54% of net revenues, for the three month period ended June 30, 2000. The absolute dollar increase in general and administrative expenses was primarily due to a non-cash charge relating to the Company's forgiveness of certain loans and interest in the amount of $3.7 million in the three month period ended June 30, 2001 and an increase in the reserves for bad debt and occupancy offset by decreases in legal and recruiting. Without the non-recurring charge relating to the forgiveness of director notes receivable and accrued interest, general and administrative expenses would have been $4.0 million, or 77% of net revenues in the three month period ended June 30, 2001. In the three month period ended June 30, 2001, we incurred higher occupancy expense associated with our expansion of our Chicago offices and our opening of our satellite sales offices in New York City and San Francisco, which occurred subsequent to June 30, 2000. General and administrative expenses increased as a percentage of net revenue due to general and administrative expenses decreasing at a lower rate than the decrease in net revenues over the prior year period.

Interest Expense, Net. During the three month period ended June 30, 2001, we incurred net interest expense of $77,000, as compared to net interest expense of $313,000 for the three month period ended June 30, 2000, which included a beneficial conversion charge related to our convertible debt of $555,000. During the three month period ended June 30, 2001, the Company earned significantly lower interest income due to the reduced capital available for investment when compared to the prior year period.

Other Expense. In April 2001, the Company accepted a mediation award in a non-operation business-related lawsuit pursuant to which the Company paid the plaintiff the sum of $219,000.

     Non-cash charges

     During the three month period ended June 30, 2000, the Company incurred a $14.9 million charge for the beneficial conversion of our pre-initial public offering shares of Series A convertible preferred stock into post-initial public offering common shares.

Six Months Ended June 30, 2001 and 2000

     Net Revenues

     Net revenues decreased 32% to $11.6 million in the six month period ended June 30, 2001 from $17.0 million in the six month period ended June 30, 2000. The revenue decrease was attributable to the Company's cash constraints which reduced our ability to invest in marketing, the slowing economy, which caused reduced advertising spending in general, and increased downward pricing pressures from competitors.

     Cost of Revenues and Gross Profit

     Cost of revenues increased to $3.4 million in the six month period ended June 30, 2001, from $2.4 million in the six month period ended June 30, 2000. Gross profit decreased as a percentage of net revenues to 71% in the six month period ended June 30, 2001, from 86% in six month period ended June 30, 2000. The absolute dollar increase in cost of revenues was primarily due to increased costs for incentive points and gift certificates, increased depreciation, and additional costs related to operations personnel to service our increased advertiser base.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased to $10.9 million, or 94% of net revenues in the six month period ended June 30, 2001, from $20.4 million, or 120% of net revenues, in the six month period ended June 30, 2000. The $9.5 million decrease in sales and marketing expenses was primarily due to greatly reduced marketing expenditures through the elimination of broadcast and cable television advertising, reduced member registrations and significant reductions in the average cost of registering new members through our ability to negotiate lower cost per acquisition rates with other web sites.

     Product Development. Product development expenses decreased to $3.8 million, or

33% of net revenues, in the six month period ended June 30, 2001, from $4.5 million, or 26% of net revenues, in the six month period ended June 30, 2000. On July 1, 2000 we adopted the provisions of EITF 00-2 ("Accounting for Web Site Development Costs") and capitalized $3.6 million of web site development costs incurred on projects to date at June 30, 2001, of which $1.3 million was capitalized in the six month period ended June 30, 2001. For prior periods through June 30, 2000, all product development expenditures were expensed as incurred. The absolute dollar decrease in product development expenses was primarily due to the decreased use of third-party technical consultants offset by increased personnel costs over the prior year period to enhance the features and functionality of our web site, and the effect of capitalized web site development costs. The increase in product development expenses as a percentage of net revenues is a result of the Company writing down $360,000 of capitalized web development costs relating to the abandonment of our Canadian web site and lower revenues.

     General and Administrative. General and administrative expenses increased to $11.8 million, or 102% of net revenues, for the six months ended June 30, 2001, from $8.7 million, or 51% of net revenues, for the six months ended June 30, 2000. The absolute dollar increase in general and administrative expenses was primarily due to a non-cash charge relating to the Company's forgiveness of certain loans and interest in the amount of $3.7 million in the six month period ended June 30, 2001 and an increase in the reserves for bad debt. Without the non-recurring charge relating to forgiveness of certain loans and accrued interest, general and administrative expenses would have been $8.1 million, or 70% of net revenues in the six month period ended June 30, 2000. In the six month period ended June 30, 2001, we incurred higher occupancy expense associated with our opening and expansion of our Chicago offices, which occurred in May 2000, and our opening of our satellite sales offices in New York City and San Francisco, which occurred subsequent to June 30, 2000. General and administrative expenses increased as a percentage of net revenue due to expenses decreasing at a lower rate than the decrease in net revenues over the prior year period.

     Interest Expense, Net. During the six month period ended June 30, 2001, we incurred net interest expenses of $38,000, as compared to net interest expense of $238,000 for the six month period ended June 30, 2000, which included a beneficial conversion charge related to our convertible debt of $555,000. During the six month period ended June 30, 2001, the Company earned significantly lower interest income due to the reduced capital available for investment when compared to the year prior period.

     Other Expense. In April 2001, the Company accepted a mediation award in a non-operation business-related lawsuit pursuant to which the Company paid the plaintiff the sum of $219,000.

     Non-cash charges

     During the six month period ended June 30, 2000, we incurred a $19.9 million charge for the beneficial conversion of our pre-initial public offering shares of Series A convertible preferred stock into post initial public offering common shares.


Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our common and preferred stock and convertible subordinated notes. In May 2000, we completed an initial public offering of 3.3 million shares of our common stock, resulting in proceeds to us of approximately $20 million after deducting underwriters discounts and commissions and other related offering expenses. In March 2001, we received proceeds from the sale of our convertible subordinated promissory notes and warrants in the amount of $2,100,000. As of June 30, 2001, we had approximately $.3 million in cash and cash equivalents.

     Net cash used in operating activities was $4.7 million, and $10.0 million in the six month period ended June 30, 2001 and 2000, respectively. In the six month period ended June 30, 2001, net cash used in operating activities resulted primarily from operating expenses exceeding revenues and revenues decreasing over the prior year period. Additionally, during the six month period ended June 30, 2001, we had non-cash expenses totaling approximately $6.2 million for depreciation and amortization, forgiveness of notes receivable, provision for doubtful accounts, write off of capitalized web site development costs relating to our Canadian web site, and amortization of debt discount.

     Net cash used in investing activities was $2.9 million, and $4.7 million in the six month period ended June 30, 2001 and 2000, respectively. In each period, net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our web site. Included in the investing activities above, we capitalized $1.3 million of web site development costs in the six month period ended June 30, 2001 and we did not capitalized any software development costs in the six month period ended June 30, 2000.

     Net cash provided by financing activities was $0.8 and $23.4 million in the six month period ended June 30, 2001 and 2000, respectively. Net cash provided by financing activities in the six month period ended June 30, 2001 is attributable to the net proceeds of the issuance of our convertible subordinated promissory notes in the amount of $2.1 million, $1.2 million of proceeds from borrowings under our lines of credit, $279,000 in loans from one of our directors, Richard H. Rogel, and $650,000 in loans from Landmark Communications, Inc., reduced by payment of $2.1 million of debt obligations and $1.3 million related to a cash overdraft. Net cash provided by financing activities in the six month period ended June 30, 2000 resulted primarily from proceeds of approximately $20 million from our initial public offering, advances on notes payable of $2.7 million and stock options exercised. We invest these proceeds in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities.

     On July 30, 2001, the Company entered into a series of agreements with Landmark pursuant to which Landmark has provided to the Company the Loan and agreed, if certain conditions are met, to purchase up to $10.0 million of Series B Preferred Stock in two separate tranches (collectively the "Landmark Funding"). If the Landmark Funding is consummated, the Company believes that it will have sufficient capital resources to meet the Company's foreseeable capital needs. If the Company fails to consummate the Landmark Funding, the Company will require additional debt and/or equity financing during 2001 to finance its operations. Even if the Landmark Funding is consummated, if we are unable to achieve positive cash flow in the fourth quarter of 2001 and maintain cash flow positive operations thereafter, it is likely that the Company will require additional capital to fund its operations in 2002. There can be no assurances that the Company will be able to consummate the Landmark Funding or, if the Landmark Funding is not consummated, that the Company will be able to achieve positive cash flow or secure additional financing on terms acceptable to the Company.

     The Company has two separate bank credit facilities under which the Company had borrowed an aggregate of $3.6 million, and had $1.8 million in letters of credit outstanding, at June 30, 2001. Under the credit facility with American National Bank (the "ANB Facility") the Company has two term loans and one $3.0 million revolving credit line. The first term loan, which had an outstanding balance of $1.9 million at June 30, 2001, is payable in installments. The second term loan, which had an outstanding balance of $1.2 million at June 30, 2001, is payable in installments. The outstanding balances under the term loans bear interest at the bank's prime rate plus 1.25% (7.75% at June 30, 2001). Additionally, the Company had $1.8 million of letters of credit outstanding to collateralize lease deposits on its office facilities. The ANB Facility is collateralized by all the assets of the Company.

     Under the credit facility with Midwest Guaranty Bank ("Midwest Facility"), the Company has a $1.0 million equipment line of credit. At June 30, 2001, there was $495,000 outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at June 30, 2001 was 9%. Borrowings are collateralized by the specific equipment purchased and are payable in installments.

     As of June 30, 2001, the Company was not in compliance with the tangible capital funding and liquid asset requirements of the ANB Facility. This non-compliance has caused the Company to be out of compliance with the Midwest Facility. The failure to comply with covenant requirements constitutes an event of default under the respective lending agreements. As a consequence, the borrowings under these facilities became immediately payable at the option of the lenders, and, accordingly, the Company has reclassified $160,000 of otherwise long-term borrowings under the ANB Facility and the Midwest Facility as currently payable.

     On June 15, 2001, we entered into a Forbearance and Reaffirmation Agreement with American National Bank, which was amended by a letter agreement dated July 27, 2001 ("Forbearance Agreement"), wherein American National Bank agreed to forbear from accelerating borrowings under the ANB Facility for certain stated defaults based on the continued compliance with the terms of the Forbearance Agreement, which included an accelerated principal payment schedule with respect to the ANB Facility. This accelerated payment schedule provides an additional principal payment of $150,000 per month and for the payment of the entire indebtedness under the American National Bank term loans on or before December 31, 2002. At June 30, 2001, the Company was not in compliance with its base borrowing asset obligations for certain reporting periods under the Forbearance Agreement. The Company is seeking a waiver as to this non-compliance from American National Bank, but there can be no assurances that the Company will be able to obtain such waiver.

     On June 12, 2001, we entered into a Forbearance Letter Agreement with Midwest Guaranty Bank and on July 27, 2001, we entered into a Loan Forbearance and Reaffirmation Agreement with Midwest Guaranty Bank ("the Midwest Forbearance Agreement"), wherein Midwest Guaranty Bank agreed to forbear from accelerating the Midwest Facility for certain stated defaults based on the continued compliance with the terms of the Midwest Forbearance Agreement, which included an accelerated principal payment schedule of $5,000 per month with respect to the Midwest Facility.

     In June 2001, Landmark Communications, Inc. loaned the Company a total of $650,000. Such loan was evidenced by a Loan and Security Agreement dated June 14, 2001, and amended on July 30, 2001 ("Landmark Bridge Loan Agreement"). The Landmark Bridge Loan Agreement provided for repayment on demand and the accrual of interest at a rate of 12%, and granted a second lien on the Company's assets. The Landmark Bridge Loan Agreement was amended on July 30, 2001 and replaced by a $5.0 million term loan. (See Note 8 of the footnotes to financial statements contained elsewhere herein).

     In June 2001, a trust of which one of our directors, Richard H. Rogel is the trustee, made loans to the Company totaling $279,000. These loans consisted of an interest free loan of $60,000 and a loan for $219,000 evidenced by a promissory note dated June 27, 2001, which accrued interest at a rate equal to 8.5% per annum. All principal and accrued interest under these loans has been repaid.

  Our operations have generated a negative cash flow in each year of our existence. Commencing in the fourth quarter of fiscal year 2000, we implemented a new cost reduction plan. This plan included a significant decrease in offline marketing expenditures and a reduction in salaried personnel and third party technical consultants. In the second quarter of 2001, the Company experienced reductions in salaried personnel through attrition. We further reduced marketing expenditures in the second quarter of 2001. We believe that this plan will significantly reduce operating expenses and have a positive effect on cash flow.

  However, even with our cost reduction plan in place we will need to consummate the Landmark Funding or otherwise obtain additional debt and/or equity financing during 2001. Even if the Landmark Funding is consummated, if we are unable to achieve positive cash flow in the fourth quarter of 2001 and maintain cash flow profitable operations thereafter, it is likely that the Company will require additional capital to fund its operations in 2002.

  The Company cancelled certain promissory notes (and related interest) made to the Company by current and former directors of the Company, which notes were executed as payment for the purchase price of common stock of the Company upon the exercise of options and warrants held by such directors prior to the Company's initial public offering ("Director Notes"). The Director Notes had an aggregate principal and accrued, but unpaid interest, of $3.7 million. Each director and former director was permitted to keep the common stock purchased by delivery of the Director Notes.

  We currently are in default under the terms of our lease for our Chicago headquarters, for our failure to timely renew or provide certain letters of credit and other defaults. On June 14, 2001, we entered into a forbearance letter agreement with the landlord for this property. On July 6, 2001, we entered into a Waiver Letter Agreement with the landlord waiving the landlord's right to require us to comply with certain terms set forth under the June 14, 2001 Forbearance Letter Agreement. Pursuant to the forbearance letter agreement and waiver letter agreement, the landlord has agreed to not exercise its remedies with respect to the currently existing defaults by the Company pursuant to the lease, provided that the Company abides by the terms of the Forbearance Letter Agreement.

  Our independent auditors have issued their report on our financial statements for 2000 with an explanatory paragraph. This paragraph describes the uncertainty as to our ability to continue as a going concern.

  If we are unsuccessful in consummating the Landmark Funding or fail to secure additional equity and/or debt financing, fail to achieve and maintain cash flow positive operations or if we are unsuccessful in complying with the forbearance understandings with our banks, our ability to continue to operate the business will be jeopardized.

Recent Accounting Pronouncements

  In January 2000, the EITF released the final Issue No. 99-17, "Accounting for Advertising Barter Transactions". EITF Issue 99-17 establishes standards for determining the amount of revenue that may be recognized in barter transactions involving the exchange of advertising services. Our barter revenue recognition policy is in compliance with EITF Issue 99-17.

  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financing Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for any business combination initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Pooling-of-interests is no longer permitted. SFAS No. 142 will be effective for the Company January 1, 2002. Under SFAS No. 142, goodwill will no longer be amortized to earnings, but instead reviewed for impairment, at least on an annual basis. The Company anticipates that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant effect on the Company's results of operations or its financial position.

Factors Affecting Operating Results

   Our results of operations have varied widely in the past and we expect that they will continue to vary significantly in the future due to a number of factors, including those set forth in our Annual Report on Form 10-K filed for the fiscal year 2000.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We had no holdings of derivative financial or commodity instruments at June 30, 2001. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three month period or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10 percent from levels on June 30, 2001, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on June 30, 2001, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


  On November 15, 1999, Catalina Marketing filed a lawsuit against us in the United States District Court for the Middle District of Florida. The complaint alleges that our systems and methods infringe Catalina Marketing's United States Patent No. 4,674,041, and seeks to enjoin us from further infringing its patent. On March 27, 2001, our motion for summary judgment in this matter was granted. The defendant in this matter has filed an appeal to this decision. We intend to defend the appeal vigorously.

     In addition, on September 21, 1999, Kathryn L. Meklir, the ex-wife of Steven M. Golden, our former Chairman and Chief Executive Officer, filed suit against both Mr. Golden and CoolSavings in Oakland County, Michigan, alleging several claims, arising out of her March 1998 sale of 2,000 shares of our common stock to Mr. Golden. In April 2001, both parties accepted a mediation award in the amount of $219,000 payable to Ms. Meklir, which amount has been paid.

     On July 1, 2001, ValueClick, Inc. filed suit against us in the Superior Court Los Angeles California, alleging that it was owed approximately $301,000 for services rendered. On July 25, 2001, the parties entered into a Settlement Agreement, wherein we agreed to pay ValueClick a total of $150,000, in full settlement of all claims.

  We are also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

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

Item 2.  Changes in Securities and Use of Proceeds

     In March 2001, we sold $2.1 million of our 8% Senior Subordinated Convertible Notes due March 1, 2006. These notes carry warrants to purchase one share of our common stock for every $2.00 of principal indebtedness under each Note for a total of 1.05 million shares subject to warrants. The warrants have an exercise price of $1.25 per share. The exercise price may be reduced to $1.00 in the event of a sale of substantially all of our assets or a change in control of the Company. The notes are convertible at any time into the our common stock at a conversion rate equal to one share for each outstanding dollar of principal and accrued interest, at the election of the note holder. Interest is payable quarterly, and for periods prior to April 1, 2003, we have the option to pay interest on the outstanding principal balance of the notes in cash or by delivery of additional notes in an amount equal to the amount of the interest. In conjunction with and as a condition to the consumation of the investment by Landmark Communications, Inc. described in Note 8 of the footnotes to financial statements contained elsewhere herein, the Company will issue 13.0 million shares of the Company's Series C Preferred Stock in exchange for the Notes and accompanying warrants.

     On July 30, 2001, the Company entered into a series of agreements with Landmark, pursuant to which Landmark has provided to the Company the Loan and agreed, if certain conditions are met, to purchase up to $10.0 million of Series B Preferred Stocks in two separate tranches (See Note 8 of the footnotes to financial statements contained elsewhere herein).

Item 3.  Defaults Upon Senior Securities.

     The Company is currently in default under the ANB Facility and the Midwest Facility. The Company has entered into Forbearance Agreements with Midwest Guaranty Bank and American National Bank. The Company is not in compliance with the Forbearance Agreement with American National Bank. (See Note 3 of the footnotes to the financial statements contained elsewhere herein).

Item 5.  Other Information.

     On July 30, 2001, the Company entered into an employment agreement with the Company's President and Chief Executive Officer, Matthew Moog, providing for an annual salary of $345,000. The Company has granted Mr. Moog options to purchase 750,000 shares of common stock and agreed to grant additional options to purchase 200,000 shares of common stock on each of the first two anniversaries of the employment agreement; provided that he remains an employee of the Company.

     Pursuant to the Employment Agreement dated April 1, 2001, entered into between the Company and Steven M. Golden, the Company granted Mr. Golden options to purchase 150,000 shares of common stock. On July 30, 2001, the Company and Steven M. Golden entered into a severance agreement, whereby Mr. Golden resigned and the Company agreed to continue to provide certain benefits and his salary of $345,000 per annum until March 31, 2004. Additionally, all the options granted by the Company to Steven M. Golden as of the date thereof: (a) immediately vested and became fully exercisable; (b) adjusted to have an exercise price of $0.50; and (c) are exercisable through the tenth anniversary of the grant of such options.

     On July 31, 2001, we implemented a staff reduction of approximately 26 percent or 47 people. On July 31, 2001, Steven M. Golden, our Chief Executive Officer, and Paul A. Case our Chief Financial Officer, resigned. The Company currently plans to use existing personnel to fulfill the duties of these departed officers.

Item 6.  Exhibits and Reports On Form 8-K

  (a)     Exhibits:

     See the Exhibit Index appearing elsewhere in the report, which is incorporated herein by reference.

(b)      Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on August 3, 2001. The Company reported under Item 5 the execution of a series of agreements with Landmark Communications, Inc, and Landmark Ventures VII, LLC.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunder duly authorized.



                                           coolsavings.com inc.
                                           -------------------------------------
                                           Registrant



          Dated: August 14, 2001           /s/ Matthew Moog
          ----------------------           -------------------------------------
                                           Matthew Moog
                                           Chief Executive Officer and President
                                           (Duly Authorized Officer)


          Dated: August 14, 2001           /s/ Laurie Streling
          ----------------------           -------------------------------------
                                           Laurie Streling
                                           Senior Vice President, Controller
                                           (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit        Number Description

2.1 Securities Purchase Agreement dated as of July 30, 2001 between coolsavings.com inc., CoolSavings, Inc., Landmark Communications, Inc., and Landmark Ventures VII, LLC (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-k filed with the Securities and Exchange Commission on August 3, 2001 (the "August 8-K))

2.2 Agreement and Plan of Merger dated as of July 30, 2001 by and between coolsavings.com inc. and CoolSavings, Inc. (incorporated herein by reference to Exhibit 2.2 to the August 8-K)

3.1 Bylaws of coolsavings.com inc., as amended, as of July 30, 2001 (incorporated herein by reference to Exhibit 3.1 to the August 8-
               K)

3.2 Certificate of Designations, Number, Voting Powers, Preferences and Rights Of Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the August 8-K)

3.3 Certificate Of Designations, Number, Voting Powers, Preferences and Rights Of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.3 to the August 8-K)

4.1 Warrant between coolsavings.com inc. and Landmark Communications, Inc. dated July 30, 2001 (incorporated herein by reference to Exhibit 4.1 to the August 8-K)

4.2 Registration Rights Agreement between coolsavings.com inc., Landmark Ventures VII, LLC and certain coolsavings.com inc. shareholders dated July 30, 2001 (incorporated herein by reference to Exhibit 4.2 to the August 8-K)

9.1 Voting Agreement between Landmark Communications, Inc., Landmark Ventures VII, LLC and certain coolsavings.com inc. shareholders dated July 30, 2001 (incorporated herein by reference to Exhibit
               9.1 to the August 8-K)

10.1 Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001 between coolsavings.com inc. and Landmark Communications, Inc. (incorporated herein by reference to Exhibit
               10.1 to the August 8-K)

10.2 Commercial Demand Grid Note dated July 30, 2001 between coolsavings.com inc. and Landmark Communications, Inc. (incorporated herein by reference to Exhibit 10.2 to the August 8-K)

10.3           2001 Stock Option Plan (incorporated herein by reference to
               Exhibit 10.3 to the August 8-K)

10.4 Form of Shareholders Agreement between CoolSavings, Inc., Landmark Ventures VII, LLC and certain shareholders of coolsavings.com inc. (incorporated herein by reference to Exhibit
               10.4 to the August 8-K)

10.5 Forbearance and Reaffirmation Agreement dated June 15, 2001 between coolsavings.com inc. and American National Bank and Trust Company of Chicago

10.6           Letter Agreement dated July 27, 2001 between coolsavings.com inc.
               and American National Bank and Trust Company of Chicago

10.7 Forbearance and Reaffirmation Agreement dated July 27, 2001 between coolsavings.com inc. and Midwest Guaranty Bank

10.8 Addendum to the Netcentives, Inc. Incentive Management Program Agreement dated June 14, 2001 between coolsavings.com inc. and Netcentives, Inc.

10.9 Forbearance Letter Agreement dated June 14, 2001 between coolsavings.com inc. and 360 North Michigan Trust.

10.10 Employment Agreement dated April 1, 2001 between coolsavings.com, inc. and Steven M. Golden

10.11 Severance Agreement dated July 29, 2001 between coolsavings.com inc. and Steven M. Golden

10.12 Employment Agreement dated July 29, 2001 between coolsavings.com, inc. and Matthew M. Moog