Form 10-Q
period 2001-09-30
COOLSAVINGS COM INC
filed 2001-11-14
CIK 1087875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 000-30199

                                CoolSavings, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                       38-3216102
            (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)       Identification No.)

                        360 N. Michigan Avenue 19th Floor
                             Chicago, Illinois 60601
           Address of principal executive offices, including zip code

       Registrant's telephone number, including area code: (312) 224-5000

                   _________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No ______
                                     ----

Number of shares of common stock, $0.001 par value per share, outstanding as of October 31, 2001: 39,093,660

                                      INDEX

                                                                                                Page
                                                                                              Number
PART I        FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

         Balance Sheets
                 September 30, 2001 and December 31, 2000 ...............................      2

         Statements of Operations
                 Three and Nine Month Periods Ended September 30, 2001 and 2000 .........      4

         Statement of Stockholders' (Deficit) Equity
                 Nine Month Period Ended September 30, 2001 .............................      5

         Statements of Cash Flows
                 Nine Month Periods Ended September 30, 2001 and 2000 ...................      6

                 Notes to Financial Statements ..........................................      8


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ..........................     17


         Item 3. Quantitative and Qualitative Disclosures About Market Risk .............     28

PART II          OTHER INFORMATION


                 Item 1.  Legal Proceedings .............................................     29

                 Item 2.  Changes in Securities and Use of Proceeds .....................     29

                 Item 3.  Defaults Upon Senior Securities ...............................     29

                 Item 4.  Submission of Matters to a Vote of Security Holders ...........     29

                 Item 5.  Other Information .............................................     30

                 Item 6.  Exhibits and Reports on Form 8-K ..............................     31

SIGNATURES ..............................................................................     32

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                COOLSAVINGS, INC.
                                 BALANCE SHEETS

                                                                                  September 30, 2001     December 31, 2000
                               ASSETS                                                 (Unaudited)
Current assets:
Cash and cash equivalents                                                               $  3,321,000          $  7,041,000
Restricted cash                                                                              110,000                28,000
Accounts receivable, net of allowance of  $1,233,000 and $1,318,000 at
  September 30, 2001 and December 31, 2000, respectively                                   2,459,000             9,330,000
Prepaid assets                                                                               553,000               723,000
Capitalized transaction costs                                                              1,268,000                     -
Other assets                                                                                 345,000               662,000
                                                                                  ------------------     -----------------
          Total current assets                                                             8,056,000            17,784,000
                                                                                  ------------------     -----------------

Property and equipment                                                                    10,943,000             9,445,000
Capitalized software costs                                                                 1,490,000             1,490,000
Capitalized web site costs                                                                 3,831,000             2,667,000
                                                                                  ------------------     -----------------
Total                                                                                     16,264,000            13,602,000
Less accumulated depreciation and  amortization                                           (6,475,000)           (2,913,000)
                                                                                  ------------------     -----------------
                                                                                           9,789,000            10,689,000

Intangible assets, patents and licenses, net of accumulated amortization of $161,000 and $148,000 at September 30, 2001 and December 31, 2000,
  respectively                                                                               482,000               677,000
                                                                                  ------------------     -----------------
Total assets                                                                            $ 18,327,000          $ 29,150,000
                                                                                  ==================     =================


                                   LIABILITIES
Current liabilities:
Accounts payable, including amounts due to related parties of
  $741,000 and $180,000 at September 30, 2001 and December 31, 2000,
  respectively                                                                          $  5,139,000          $  6,730,000
Cash overdraft                                                                                     -             1,335,000
Accrued marketing expense                                                                    798,000             2,289,000
Accrued compensation                                                                         604,000             2,230,000
Accrued transaction costs, including amounts due to related parties of
  $179,000 at September 30, 2001                                                           2,044,000                     -
Accrued interest, including amounts due to related parties of $99,000 at
  September 30, 2001                                                                         233,000                     -
Accrued expenses, including amounts due to related parties of
  $405,000 and $35,000 at September 30, 2001 and December 31, 2000,
  respectively                                                                             2,040,000             1,282,000
Deferred revenue                                                                             777,000             1,152,000
Notes payable, net of discount, including amounts due to related parties of
  $2,100,000 at September 30, 2001                                                         9,258,000                     -
Current maturities of long-term debt                                                       2,709,000             1,728,000
Senior secured note payable                                                                5,000,000                     -
Long-term debt reclassified as currently payable                                               7,000             2,661,000
                                                                                  ------------------     -----------------
          Total current liabilities                                                       28,609,000            19,407,000
                                                                                  ------------------     -----------------

Long-term liabilities:
Accrued expenses due to related parties                                                      581,000                     -

Commitments and contingencies (note 4)

                         STOCKHOLDERS' (DEFICIT) EQUITY

Preferred stock, $0.001 par value per share, 271,000,000 shares authorized and no shares issued and outstanding at September 30, 2001; preferred stock, no par value, 10,000,000 shares authorized and no shares issued and outstanding
  at December 31, 2000.                                                                            -                     -

Common stock, $0.001 par value per share, 379,000,000 shares authorized at
  September 30, 2001; common stock, no par value per share, 100,000,000 shares authorized at December 31, 2000; 39,093,660 shares of common stock issued and outstanding at September 30, 2001 and December 31, 2000,
  respectively                                                                                39,000            73,659,000

Additional paid-in capital                                                                76,335,000               (47,000)
Accumulated deficit                                                                      (87,237,000)          (60,352,000)
Notes receivable from related parties                                                              -            (3,517,000)
                                                                                  ------------------     -----------------
Total stockholders' (deficit) equity                                                     (10,863,000)            9,743,000
                                                                                  ------------------     -----------------
Total liabilities and stockholders' (deficit) equity                                    $ 18,327,000          $ 29,150,000
                                                                                  ==================     =================

     The accompanying notes are an integral part of the condensed financial statements.

                                COOLSAVINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended               Nine Months Ended
                                                                             September 30,                  September 30,
                                                                    ----------------------------    ----------------------------
                                                                         2001            2000            2001            2000
                                                                    ------------   -------------    ------------    ------------
Revenue:
     e-marketing services                                           $  4,229,000   $  10,578,000    $ 15,660,000    $ 27,602,000
     License royalties                                                    66,000         716,000         233,000         726,000
                                                                    ------------   -------------    ------------    ------------
Net revenues                                                           4,295,000      11,294,000      15,893,000      28,328,000
Cost of revenues                                                       1,319,000       2,202,000       4,733,000       4,634,000
                                                                    ------------   -------------    ------------    ------------
Gross profit                                                           2,976,000       9,092,000      11,160,000      23,694,000

Operating expenses:
     Sales and marketing                                               2,903,000      10,733,000      13,841,000      31,182,000
     Product development                                               1,030,000       1,664,000       4,803,000       6,166,000
     General and administrative, inclusive of $3.7
         million of expense related to forgiveness of notes
         receivable, including interest, for the 9 month period
         ended September 30, 2001 and $1.0 million and $3.0
         million of compensation related to stock options, for
         the 3 and 9 month periods ended September 30,
         2000, respectively                                            3,999,000       6,516,000      15,820,000      15,230,000

                                                                    ------------   -------------    ------------    ------------
Total operating expenses                                               7,932,000      18,913,000      34,464,000      52,578,000
                                                                    ------------   -------------    ------------    ------------

Loss from operations                                                  (4,956,000)     (9,821,000)    (23,304,000)    (28,884,000)

Other income (expense):
     Interest and other income                                            29,000         376,000         255,000         954,000
     Interest expense                                                   (296,000)        (89,000)       (534,000)       (350,000)
     Interest expense representing beneficial
          conversion feature of convertible debt                              --              --              --        (555,000)
     Other settlement expense                                                 --              --        (219,000)              --
     Amortization of debt discount                                    (3,057,000)             --      (3,083,000)             --
                                                                    ------------   -------------    ------------    ------------
Total other income (expense)                                          (3,324,000)        287,000      (3,581,000)         49,000
                                                                    ------------   -------------    ------------    ------------

Loss before income taxes                                              (8,280,000)     (9,534,000)    (26,885,000)    (28,835,000)
Income taxes                                                                  --              --              --              --
                                                                    ------------   -------------    ------------    ------------
Net loss                                                              (8,280,000)     (9,534,000)    (26,885,000)    (28,835,000)
Deemed dividend representing the
     beneficial conversion feature
     of preferred stock                                                       --              --              --     (19,868,000)
                                                                    ------------   -------------    ------------    ------------
Loss applicable to common shareholders                              $ (8,280,000)  $  (9,534,000)   $(26,885,000)   $(48,703,000)
                                                                    ============   =============    ============    ============
Basic and diluted net loss per share
                                                                    $      (0.21)  $       (0.24)   $      (0.69)   $      (1.38)
                                                                    ============   =============    ============    ============
Weighted average shares used in the
     calculation of basic and diluted net loss
     per share                                                        39,093,660      39,093,660      39,093,660      35,380,362
                                                                    ============   =============    ============    ============

     The accompanying notes are an integral part of the condensed financial statements.

                                COOLSAVINGS, INC.
                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                                   (Unaudited)

                                                                                                         Notes
                                                                            Additional                 Receivable        Total
                                 Preferred Stock       Common Stock          Paid-in     Accumulated  From Related    Stockholders'
                                 Shares   Amount    Shares      Amount       Capital       Deficit       Parties    (Deficit) Equity
                                 ------- ------------------- ------------  -----------  ------------  ------------  ---------------
Balances, January 1, 2001             --       -- 39,093,660 $ 73,659,000  $   (47,000) $(60,352,000) $ (3,517,000) $     9,743,000

Issuances of detachable warrants      --       --         --           --    2,762,000            --            --        2,762,000
Forgiveness of notes receivable       --       --         --           --           --            --     3,517,000        3,517,000
Conversion from no par to $0.001
  par common stock                    --       --         --  (73,620,000)  73,620,000            --            --               --
Net loss                              --       --         --           --           --   (26,885,000)           --      (26,885,000)
                                 ------- -------- ---------- ------------  -----------  ------------  ------------  ---------------
Balances, September 30, 2001          --       -- 39,093,660 $     39,000  $76,335,000  $(87,237,000) $         --  $   (10,863,000)
                                 ======= ======== ========== ============  ===========  ============  ============  ===============

     The accompanying notes are an integral part of the condensed financial statements.

                                COOLSAVINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                     ----------------------------------
                                                                                         2001                 2000
                                                                                     -------------        -------------
Cash flows used in operating activities:
Net loss                                                                             $ (26,885,000)       $ (28,835,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       3,781,000            1,552,000
     Loss on disposal of property and equipment                                             40,000               99,000
     Write-off related to international website project                                    360,000                   --
     Write-off related to purchased software                                               150,000                   --
     Forgiveness of notes receivable and interest from related
                 parties                                                                 3,666,000                   --
     Stock option compensation                                                                  --            2,970,000
     Provision for doubtful accounts                                                       183,000            1,029,000
     Amortization of prepaid advertising                                                        --            1,519,000
     Amortization of debt discount                                                       3,083,000              555,000
Changes in assets and liabilities:
     (Increase) in restricted cash                                                         (82,000)              (5,000)
     Decrease (increase) in accounts receivable                                          6,815,000           (6,241,000)
     Decrease (increase) in prepaid and other current assets                            (1,055,000)             284,000
     Increase (decrease) in accounts payable                                            (1,591,000)           2,702,000
     Increase (decrease) in deferred revenue                                              (375,000)           1,323,000
     Increase (decrease) in accrued and other liabilities                                 (410,000)           4,854,000
                                                                                     -------------        -------------
Net cash flows used in operating activities
                                                                                       (12,320,000)         (18,194,000)
                                                                                     -------------        -------------

Cash flows used in investing activities:
Purchases of property and equipment                                                     (1,722,000)          (5,674,000)
Cash paid for intangible assets                                                                 --             (325,000)
Sale of property and equipment                                                               9,000                   --
Capitalized web site development costs                                                  (1,523,000)          (1,234,000)
                                                                                     -------------        -------------

Net cash used in investing activities                                                   (3,236,000)          (7,233,000)
                                                                                     -------------        -------------

Cash flows from financing activities:
Proceeds from short-term debt                                                            1,551,000                   --
Repayment of debt obligations                                                           (3,259,000)            (330,000)
Advances on notes payable                                                               14,879,000                   --
Proceeds from long-term borrowings                                                              --            2,692,000
Proceeds from exercise of stock options                                                         --              125,000
Proceeds from issuance of common stock                                                          --           23,100,000
Cash paid for issuance costs                                                                    --           (3,475,000)
Cash overdraft                                                                          (1,335,000)                  --
                                                                                     -------------        -------------

Net cash provided by financing activities                                               11,836,000           22,112,000
                                                                                     -------------        -------------

Net decrease in cash                                                                      (3,720,000)         (3,315,000)

Cash and cash equivalents, beginning of period                                             7,041,000          17,489,000
                                                                                        ------------        ------------
Cash and cash equivalents, end of period                                                $  3,321,000        $ 14,174,000
                                                                                        ============        ============

Supplemental schedule of cash flow information, interest paid                           $    313,000                   -

Non-cash investing and financing activity:
Common stock issued in exchange for patent rights                                                  -        $    500,000
Common stock issued for convertible preferred stock                                                -        $ 19,868,000
Common stock issued for convertible subordinated notes                                             -        $  4,996,000
Issuance of common stock in exchange for stockholders notes upon exercise
          of stock options and warrants                                                            -        $    700,000
Obligation to issue common stock for purchase of intellectual property                  $     18,000                   -

     The accompanying notes are an integral part of the condensed financial statements.

                 Coolsavings, Inc. Notes to Financial Statements

                                COOLSAVINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         CoolSavings, Inc. (the "Company") is a comprehensive e-marketing solution for both offline and online advertisers that provides a broad range of branded consumer promotional incentives and data mining technology to help leading brick and mortar retailers, e-tailers and consumer packaged good manufacturers build profitable one-to-one relationships. From a database of registered members, the Company supplies marketers with a single resource for accessing and engaging a dynamic group of shoppers. Under the established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, sales notices, gift certificates, contests and banner advertisements to promote sales of products or services in stores or online.

         The Company has sustained significant net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations and the continued cash investment by Landmark Communications, Inc. and Landmark Ventures VII, LLC (together "Landmark") described in Notes 3 and 8 below. As of September 30, 2001, we had approximately $3.3 million in cash and cash equivalents.

         Our independent auditors have issued their report on our financial statements for 2000 with an explanatory paragraph. This paragraph describes the uncertainty as to our ability to continue as a going concern.

         If we are unsuccessful in securing additional equity and/or debt financing or complying with the terms of the Landmark financing or the forbearance agreements with our banks, or we fail to achieve and maintain cash flow positive operations, our ability to continue to operate the business will be jeopardized.

         These financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's most recently filed Form 10-K. Accordingly, these financial statements should be read in conjunction with the financial statements and related notes in such documents.

         In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2001, and the results of operations and changes in cash flows for the three and nine month periods ended September 30, 2001 and 2000. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year. Certain prior period amounts have been reclassified to the current period's presentation.

2.       Related Party Transactions

         In March 2001, the Company sold $2.1 million of our 8% Senior Subordinated Convertible Notes due March 1, 2006 ("Notes") to three accredited investors. Two of those investors are members of our Board of Directors, each of whom purchased $1.0 million of these Notes. These Notes carried warrants to purchase one share of the Company's common stock for every $2.00 of principal indebtedness under each Note for a total of one million shares subject to warrants issued to related parties. The warrants had an exercise price of $1.25 per share. The exercise price may be reduced to $1.00 in the event of a sale of substantially all of our assets or a change in control of the Company. The Notes were convertible at any time into common stock at a conversion rate equal to one share for each outstanding dollar of principal and accrued interest, at the election of the note holder. Interest was payable quarterly, and for periods prior to April 1, 2003, the Company had the option to pay interest on the outstanding principal balance of the notes in cash or by delivery of additional notes in an amount equal to the amount of the interest. The proportional fair value of the warrants was $387,000. Such value represented a discount from the fair value of the Notes and the relative fair value of the warrants was recorded in the financial statements as stipulated by APB 14 and was being amortized to interest expense over the term of the Notes. As part of the investment, the Company agreed that in the event that the Company sold securities to investors in a private placement before August 31, 2001, the Company would permit the security holders to convert their investment in the Notes and warrants to an investment on essentially the same economic terms as the investment offered to the other investor in the private placement. In November 2001, in conjunction with, and as a condition to, the closing of the investment in the Company by Landmark Communications, Inc. described in Note 8 below, the Company issued 13.0 million shares of its Series C Preferred Stock in exchange for the Notes and accompanying warrants (See Note 8). The unamoritized debt discount will be fully amortized to interest expense on the date of conversion.

         The Company forgave the principal and interest on certain promissory notes made to the Company by related parties of the Company, which notes were executed as payment for the purchase price of common stock of the Company upon the exercise of options and warrants held by such related parties prior to the Company's initial public offering ("Related Party Notes"). The Director Notes had an aggregate principal and accrued, but unpaid interest, of $3.7 million. Each related party was permitted to keep the common stock purchased by delivery of the Related Party Notes.

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

         The Company formed a partnership with DIMAC Marketing Partners. Mr. Robert Kamerschen, a former director of the Company, is an officer, director and equity owner of DIMAC Corporation. DIMAC Corporation and the Company entered into an agreement whereby the parties market services and products to designated customers. The Company did not earn any revenue with respect to this contract in the nine months ended September 30, 2001.

         On April 1, 2001, the Company entered into an employment agreement with Steven M. Golden, who was serving as the Company's Chairman and Chief Executive Officer. The employment agreement had a term of three years and provided for an annual base salary of $345,000 and the grant of an option to purchase 150,000 additional shares of the Company's common stock. At the time of the execution of the employment agreement, all of Mr. Golden's stock options previously issued and not vested were made immediately vested and exercisable. On July 30, 2001, the Company entered into a severance agreement with Mr. Golden which terminated Mr. Golden's employment agreement. The severance agreement provided for three years of severance pay in the amount of $345,000 per year and the continuation of certain benefits. The severance agreement further provided that all options held by Mr. Golden: (a) became immediately vested and fully exercisable; (b) were adjusted to have an exercise price of $0.50; and (c) were exercisable through the tenth anniversary of the grant of each such options. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." No compensation expense was recorded in the three months ended September 30, 2001 as the modified options had no intrinsic value.

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

3.       Bank Lines of Credit and Other Loans

         The Company has two separate bank credit facilities under which the Company had an aggregate outstanding principal balance of $2.7 million and $2.0 million in letters of credit outstanding at September 30, 2001.

         Under the credit facility with American National Bank (the "ANB Facility") the Company has two term loans and one $3.0 million revolving credit line. The first term loan, which had an outstanding balance of $1.2 million at September 30, 2001, is payable in installments. The second term loan, which had an outstanding balance of $1.2 million at September 30, 2001, is also payable in installments. The outstanding balances under the term loans bear interest at the bank's prime rate plus 1.25% (7.25% at September 30, 2001). Additionally, the Company had $2.0 million of letters of credit outstanding to collateralize lease deposits on its office facilities. The ANB Facility is collateralized by all the assets of the Company.

         On June 15, 2001, the Company entered into a Forbearance and Reaffirmation Agreement with American National Bank, which was amended by a letter agreement dated July 27, 2001 ("Forbearance Agreement"), wherein American National Bank agreed to forbear from accelerating borrowings under the ANB Facility for certain stated defaults based on the continued compliance with the terms of the Forbearance Agreement, which included an accelerated principal payment schedule with respect to the ANB Facility. This accelerated payment schedule provides an additional principal payment of $150,000 per month and for the payment of the entire indebtedness under the American National Bank term loans on or before September 30, 2002.

         Under the credit facility with Midwest Guaranty Bank (The "Midwest Facility"), the Company has a $1.0 million equipment line of credit. At September 30, 2001, there was $334,000 outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at September 30, 2001 was 9%. Borrowings are collateralized by the specific equipment purchased and are payable in installments.

         On June 12, 2001, the Company entered into a Forbearance Letter Agreement with Midwest Guaranty Bank, and on July 27, 2001, the Company entered into a Loan Forbearance and Reaffirmation Agreement with Midwest Guaranty Bank (the "Midwest Forbearance Agreement"), wherein Midwest Guaranty Bank agreed to forbear from accelerating the Midwest Facility for certain stated defaults based on the continued compliance with the terms of the Midwest Forbearance Agreement, which included an accelerated principal payment schedule of $5,000 per month with respect to the Midwest Facility. The entire indebtedness under the Midwest Facility will be paid by October 31, 2002.

         In June 2001, a trust of which one of our directors, Richard H. Rogel is the trustee, made loans to the Company totaling $279,000. These loans consisted of an interest free loan of $60,000 and a loan for $219,000 evidenced by a promissory note dated June 27, 2001, which accrued interest a rate of 8.5% per annum. All principal and accrued interest under these loans has been repaid.

         In June 2001, Landmark Communications, Inc. loaned the Company a total of $650,000. Such loan was evidenced by a Loan and Security Agreement dated June 14, 2001, and amended on July 30, 2001 ("Landmark Bridge Loan Agreement"). The Landmark Bridge Loan Agreement provided for repayment on demand and the accrual of interest at a rate of 12% per annum and granted a second lien on the Company's assets. The Landmark Bridge Loan Agreement was amended on July 30, 2001 and replaced by a $5.0 million term loan.

         On July 30, 2001, the Company entered into a series of agreements with Landmark Communications, Inc. and Landmark Ventures VII, LLC pursuant to which Landmark has provided to the Company a senior secured loan of $5.0 million ($1.75 million of which had been previously funded on an interim basis) (the "Loan") and agreed to purchase up to $10.0 million of the Company's Series

B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") in two separate tranches subject to certain conditions and shareholder approvals. This transaction was approved at the annual shareholders meeting on September 20, 2001.

         The Loan was funded pursuant to an Amended and Restated Loan Agreement with Landmark (the "Loan Agreement"). The Loan is payable on June 30, 2006 and bears interest at 8% per annum, paid quarterly in arrears in the form of additional notes and warrants. Offering costs of $0.7 million were offset against proceeds. The Company will have the right to prepay the Loan on or after the third anniversary if certain conditions are met. The Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark.

         At September 30, 2001, the Company was not in compliance with certain financial covenants of the Loan. The failure to comply with the covenant requirements constitutes an event of default. Consequently, the Loan is immediately due and payable at the option of Landmark, including accrued interest. Accordingly, the Company had reclassified the Loan as currently payable as of September 30, 2001.

         The discount arising on the debt of $3.0 million was amortized to expense in the three months ended September 30, 2001, as the underlying Loan was due on demand at the option of Landmark as a result of the covenant violations by the Company.

         In connection with the Loan, the Company issued warrants to Landmark (the "Warrants"). The Warrants have a term of 8 years and may be exercised in whole or in part immediately. The Warrants contain a net exercise feature and are exercisable for 10.0 million shares of the Company's common stock at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The Company will issue to Landmark additional Warrants to purchase two shares of common stock for each dollar of interest accrued on the Loan as "in-kind interest." Under APB 14, the Company assigned a $2.4 million value to the Warrants and recorded it as additional paid-in-capital.

         During the third quarter of 2001, Landmark loaned to the Company an aggregate of $7.5 million (in three separate draw downs) under an amended and restated commercial demand grid note (the "Grid Note"). In addition, Landmark loaned the Company $2.5 million in October 2001. The principal balance outstanding under the Grid Note bore interest at 8% per annum. (See Note 8).

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


     b.  Member Incentive Program:

         In March 2000, the Company entered into a two-year agreement with a developer of web-based loyalty incentives programs. Under this agreement, the Company co-developed a custom loyalty program for its members using software that it licensed from the developer. On June 14, 2001 the Company entered into an amendment to this agreement which reduced the remaining commitment to purchase incentive awards during the remaining term of the Agreement to $580,000. The developer filed for bankruptcy protection under the Federal Bankruptcy Code on or about October 5, 2001. The Company intends to continue the program and has accrued related expenses as of September 30, 2001.

     c.  Purchase of Intellectual Property:

         On November 30, 2000, the Company entered into an agreement to purchase certain software and related intellectual property. The Company is obligated to deliver up to $1,000,000 of its Common Stock for the purchased assets contingent upon defined revenues, which may be earned by Company, related to the use of the purchased assets. Through September 30, 2001, the Company has incurred an obligation to issue 13,615 shares of its common stock pursuant to this Agreement.

5.       Earnings Per Share:

         Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted earnings per share for the three month and nine month periods ended September 30, 2001 and 2000. The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of employee stock options and investor warrants as the effect of such exercises would be anti-dilutive.

                 Three Month Period Ended        Nine Month Period Ended
                       September 30,                  September 30,
                ---------------------------   -----------------------------
                    2001           2000           2001            2000
                ------------   ------------   -------------   -------------
Numerator:
 Net Loss       $ (8,280,000)  $ (9,534,000)  $ (26,885,000)  $ (28,835,000)

Deemed dividend relating to
convertible preferred
stock                                     -              -               -      (19,868,000)
                              =============    ===========     ===========      ===========
Net loss available to
common stockholders           $  (8,280,000)  $ (9,534,000)  $ (26,885,000)   $ (48,703,000)
                              =============    ===========     ===========      ===========
Denominator:

     Weighted average common
                      shares     39,093,660     39,093,660      39,093,660       35,380,362
                              =============    ===========     ===========      ===========
Loss per share:

           Basic and diluted  $       (0.21)  $      (0.24)  $       (0.69)   $       (1.38)

6.   Stock Option Compensation:


     The Company granted options to purchase 150,000 shares of common stock pursuant to the employment agreement with Steven Golden in April 2001. The Company has granted options to purchase 750,000 shares of common stock pursuant to the July 30, 2001 employment agreement with Matthew Moog.

     Pursuant to the July 30, 2001 severance agreement between the Company and Steven Golden, all the options granted by the Company to Steven Golden as of the date thereof became immediately vested and fully exercisable and were repriced at a strike price of $0.50 per share. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation."

7.   Recent Accounting Pronouncements:

     In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 is effective for any business combination initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method of accounting. Pooling-of-interests is no longer permitted. SFAS No. 142 will be effective for the Company January 1, 2002. Under SFAS No. 142, goodwill will no longer be amortized to earnings, but instead reviewed for impairment, at least on an annual basis. The adoption of SFAS No. 141 and SFAS No. 142 will not have a significant effect on the Company's results of operations or its financial position.

     On August 15, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required for adoption for fiscal years beginning after June 14, 2002. The Company anticipates that the adoption of SFAS No. 143 will not have a significant effect on the Company's results of operations or its financial position.

     On October 3, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of SFAS No. 144 are to address the significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company anticipates that the adoption of SFAS No. 144 will not have a significant effect on the Company's results of operations or its financial position.

8. Subsequent Events

     On November 12, 2001, the Company issued to Landmark 65,057,936 shares of Series B Preferred Stock in satisfaction of the principal and interest due under the Grid Note (the "Closing") pursuant to a Securities Purchase Agreement with Landmark dated July 30, 2001, as amended (the "Purchase Agreement"). This transaction was approved at the annual shareholders meeting on September 20, 2001. The Series B Preferred Stock is initially convertible into common stock equal to 49% of the total, fully-diluted common stock of the Company (subject to adjustments) and has an 8% quarterly dividend payable in additional shares of Series B Preferred Stock. Under Section 382 of the Internal Revenue Code, this transaction with Landmark may result in a limitation on the amount of net operating loss carryforwards that can be utilized in future years. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. Landmark has the right to elect a majority of the Company's board of directors. Landmark also has an option to purchase additional shares of Series B Preferred Stock at the same price per share ($0.1554 per share) upon the occurrence of certain events, and Landmark has the ability to fund additional draws under the grid note up to $20 million. Landmark may elect to apply any draws under the Grid Note as effective payment of any portion of the exercise price of any warrants to purchase common stock of the Company that Landmark holds.

     As a condition to the consummation of the Landmark transaction on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) 13.0 million shares of the Company's Series C Preferred Stock in exchange for $2.1 million of the Company's 8% Senior Subordinated Convertible Notes due March 1, 2006 and accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals. (See Note 2)

9.       Other Events

     The Company affected a merger on September 25, 2001 that resulted in a name change from coolsavings.com inc. to CoolSavings, Inc. and a change in the state of incorporation from Michigan to Delaware. As a result of the merger, the common and preferred stock changed from no par to $0.001 par stock. Also, the number of authorized shares of common stock increased from 100,000,000 to 379,000,000, and the number of authorized shares of preferred stock increased from 10,000,000 to 271,000,000. The Company has designated 258,000,000 shares of preferred stock as Series B and 13,000,000 shares of preferred stock as Series
C. Pursuant to the merger agreement, each share of coolsavings.com inc. common stock issued and outstanding immediately prior to the merger was converted into one share of common stock of CoolSavings, Inc.

     The adoption of the 2001 Stock Option Plan was ratified by the Company's shareholders at the annual meeting on September 20, 2001 to replace the Company's 1997 Stock Option Plan. Additionally, in conjunction with the Landmark financing, the 1999 Non-Employee Director Stock Option Plan was terminated.

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

Overview

     CoolSavings is a comprehensive e-marketing solution for both offline and online advertisers that provides a broad range of branded consumer promotional incentives and data mining technology to help leading brick and mortar retailers, e-tailers and consumer packaged good manufacturers build profitable one-to-one relationships. With a database of more than 15 million registered members (as of September 30, 2001), CoolSavings supplies marketers with a single resource for accessing and engaging a dynamic group of shoppers. Under our established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, sales notices, gift certificates, contests and banner advertisements to promote sales of products or services in stores or online.

Recent Developments

     On July 30, 2001, the Company entered into a series of agreements with Landmark pursuant to which Landmark provided to the Company a senior secured loan of $5.0 million ($1.75 million of which had been previously funded on an interim basis) (the "Loan") and agreed, if certain conditions were met, to purchase up to $10.0 million of the Company's Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") (collectively the "Landmark Funding"). During the third quarter, Landmark loaned to the Company an additional $7.5 million (in three separate draw downs) under an amended and restated commercial demand grid note (the "Grid Note"). Additionally, Landmark advanced the Company $2.5 million under such Grid Note in October, 2001. On November 12, 2001, the Company issued to Landmark 65,057,936 shares of Series B Preferred Stock in satisfaction of the principal and interest due under the grid note (the "Closing") pursuant to a Securities Purchase Agreement with Landmark dated July 30,

2001, as amended (the "Purchase Agreement"). The Series B Preferred Stock is initially convertible into common stock equal to 49% of our total, fully-diluted common stock (subject to adjustments) and has an 8% quarterly dividend payable in additional shares of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. Landmark has the right to elect a majority of the Company's board of directors. For a complete description of the Landmark Funding see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2001.

            On July 5, 2001, we received a Nasdaq Staff Determination indicating that our common stock failed to maintain a minimum market value of public float of $5,000,000 and a minimum bid price of $1.00 over the previous thirty (30) consecutive days as required by the Nasdaq National Market under Marketplace Rules 4450(a)(2) and 4450(a)(5), respectively. On July 26, 2001, we received a second Nasdaq Staff Determination indicating that we do not currently comply with the net tangible assets requirement, as required by the Nasdaq National Market under Marketplace Rule 4450(a)(3). As a result, the Company's securities are subject to delisting from The Nasdaq National Market. The Company had a hearing before a Nasdaq Listing Qualifications Panel to review and appeal the Staff Determination. On September 27, 2001, before the Company had heard the Listing Qualification Panel's determination on the Company's delisting appeal, Nasdaq suspended until January 31, 2002 delisting proceedings for all companies which were the subject of such proceedings based upon the failure of such companies to comply with the public float and $1.00 minimum bid price requirements. The Company has continued to trade under the symbol CSAV on Nasdaq's National Market. However, on November 8, 2001 the Company received notification from the Nasdaq Listing Qualifications Panel that certain terms of the Series B Preferred Stock may not comply with certain rules of Nasdaq, particularly the voting rights rule. In addition, the Panel noted that the ability of the holders of the Series B Preferred Stock to elect to have their shares redeemed precluded the Company from considering the proceeds of the issuance to be permanent equity capital so as to meet the minimum stockholders equity requirements of Nasdaq. While the Company intends to respond to these claims, there can be no assurance the Panel will grant the Company's request for continued listing. In the event the Company's request for continued listing on The Nasdaq National Market is not granted, the Company will pursue other listing alternatives.

Revenue

     E-marketing Services Revenue

     We generate substantially all of our revenues primarily by providing online marketing, or e-marketing, services to our advertisers.

     We charge our advertisers on a variety of bases, the most common of which include:

     . the number of e-mails delivered to members, commonly sold on a cost per thousand, or CPM, basis;

     . the number of times members click on an offer or incentive linking the member to the advertiser's web site or clip of a coupon (known as a cost per click);

     .    the number and value of purchases made; and or

     .    the number of approved applicants.

     Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and may include earlier termination provisions. In the three-month period ending September 30, 2001, our largest advertiser accounted for 9% of our revenues and our top five advertisers together accounted for approximately 29% of our revenues.

     Our revenues for this period depend on a number of factors, including the number of advertisers sending promotional offers to our members, the size of our membership base and the responsiveness of our members to each promotion. We believe that our revenues will be subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter-to-quarter comparisons could be materially affected.

     E-marketing services revenue also includes barter transactions, where we exchange advertising space on our web site or in e-mails for reciprocal advertising space or traffic on other web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included on our web site or in our e-mails. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions that have occurred within six months prior to the date of the barter transaction. For the three-month period ended September 30, 2001, barter revenue was 3% of net revenues.

     Licensing Revenue

     We license portions of our intellectual property, including our issued patents, to third parties. Approximately 2% our revenues were generated from royalty and license fees and other miscellaneous sources during the three month period ended September 30, 2001. Licensing revenues were approximately 6% of our total revenues for the three-month period ended September 30, 2000.

Expenses

     Cost of Revenues

     Our cost of revenues consists primarily of Internet connection charges, web site equipment depreciation, salaries of operations personnel, fulfillment costs related to member loyalty incentives and other related operations costs.

     Sales and Marketing

     Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses of our direct sales force, advertising and promotional expenses, marketing, and sales support functions. Marketing costs associated with increasing our member base are expensed in the period incurred. In the fourth quarter of fiscal year 2000 we began to anticipate the slowing economy and implemented a new cost reduction plan. This plan included a significant decrease in offline marketing expenditures and a reduction in salaried personnel.

     Product Development

     Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including the salaries and related expenses for our technology department, amortization of capitalized website development costs as well as costs for contracted services and equipment.

     General and Administrative

     General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000
     Net Revenues

     Net revenues decreased 62% to $4.3 million in the three-month period ended September 30, 2001 from $11.3 million in the three-month period ended September 30,

2000. The revenue decrease was attributable to the slowing economy, which caused reduced advertising spending in general, increased downward pricing pressures from competitors, and the Company's cash constraints, which reduced our ability to invest in marketing.

     Cost of Revenues and Gross Profit

     Cost of revenues decreased to $1.3 million in the three-month period ended September 30, 2001, from $2.2 million in the three month period ended September 30, 2000. Gross profit decreased as a percentage of net revenues to 69% in the three-month period ended September 30, 2001, from 81% in three-month period ended September 30, 2000. The decrease in gross profit reflects the downward pricing pressure in the market, as well as increased fulfillment costs related to member loyalty incentives. Additionally, personnel related cost reductions were not fully realized during the quarter due to the impact of personnel reductions occurring through the first half of the quarter.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased to $2.9 million, or 68% of net revenues in the three month period ended September 30, 2001, from $10.7 million, or 95% of net revenues, in the three month period ended September 30, 2000. The $7.8 million decrease in sales and marketing expenses was primarily due to greatly reduced marketing expenditures through the elimination of broadcast and cable television advertising, significant reductions in spending to acquire new members, and our ability to negotiate lower acquisition rates with other web sites due to our broad brand awareness.

     Product Development. Product development expenses decreased to $1.0 million, or 24% of net revenues, in the three month period ended September 30, 2001, from $1.7 million, or 15% of net revenues, in the three month period ended September 30, 2000. On July 1, 2000 we adopted the provisions of EITF 00-2 ("Accounting for Web Site Development Costs"). At September 30, 2001 we had capitalized $3.8 million of web site development costs, of which $0.2 million was capitalized in the three month period ended September 30, 2001, as compared to $1.2 million in the three month period ended September 30, 2000. For prior periods through June 30, 2000, all product development expenditures were expensed as incurred. The absolute dollar decrease in product development expenses was primarily due to the decreased use of third-party technical consultants and company personnel reductions. The increase in product development expenses as a percentage of net revenues is primarily a result of the significant reduction in revenue.

     General and Administrative. General and administrative expenses decreased to $4.0 million, or 93% of net revenues, in 2001, from $6.5 million, or 58% of net revenues, for the three months ended September 30, 2000. The absolute dollar decrease in general and administrative expenses was primarily due to accounts payable settlement gains of $1.3 million in the current period and staff reductions including corresponding reductions in recruiting and hiring costs. These cost savings were offset by reimbursed third party transaction costs of approximately $0.7 million and severance obligations of approximately $1.0 million relating to the termination of a former executive. Additionally, in the prior year the Company incurred significant legal fees primarily related to patent enforcement as well as recognizing a stock compensation charge of $1.0 million relating to a termination and consulting agreement with a former executive.

     Interest Income, Net. During the three month period ended September 30, 2001, we incurred net interest expense of $267,000, as compared to net interest income of $287,000 for the three month period ended September 30, 2000 resulting from the investment of the unused funds from the May 2000 initial public offering. During the three month period ended September 30, 2001, interest expense increased primarily due to interest on the Senior Subordinated Convertible Notes, the Landmark Senior Secured Loan and the Landmark demand grid Note.

          Amortization of Debt Discount. During the three month period ended September 30, 2001 the Company was in default of the debt covenants in its debt agreement with Landmark. Therefore the debt discount of $3.0 million was immediately amortized to reflect the debt at its callable value.

          Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Net Revenues

     Net revenues decreased 44% to $15.9 million in the nine-month period ended September 30, 2001 from $28.3 million in the nine-month period ended September 30, 2000. The revenue decrease was attributable to the slowing economy, which caused reduced advertising spending in general, increased downward pricing pressures from competitors, and the Company's cash constraints which reduced our ability to invest in marketing.

     Cost of Revenues and Gross Profit

     Cost of revenues increased to $4.7 million in the nine-month period ended September 30, 2001, from $4.6 million in the nine-month period ended September 30, 2000. Gross profit decreased as a percentage of net revenues to 70% in the nine-month period ended September 30, 2001, from 84% in nine-month period ended September 30, 2000. The decline in gross margin is primarily due to increased fulfillment costs related to member loyalty incentives as well as ongoing depreciation on equipment used to run our web site offset by decreased personnel costs.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses decreased to $13.8 million, or 87% of net revenues in the nine-month period ended September 30, 2001, from $31.2 million, or 110% of net revenues, in the nine-month period ended September 30, 2000. The $17.4 million decrease in sales and marketing expenses was primarily due to greatly reduced marketing expenditures through the elimination of broadcast and cable television advertising, significant reductions in spending to acquire new members, and our ability to negotiate lower acquisition rates with other web sites due to our broad brand awareness.

     Product Development. Product development expenses decreased to $4.8 million, or 30% of net revenues, in the nine-month period ended September 30, 2001, from $6.2 million, or 22% of net revenues, in the nine-month period ended September 30, 2000. On July 1, 2000 we adopted the provisions of EITF 00-2 ("Accounting for Web Site Development Costs"). At September 30, 2001, we had capitalized $3.8 million of web site development costs, of which $1.5 million was capitalized in the nine-month period ended September 30, 2001. For prior periods through June 30, 2000, all product development expenditures were expensed as incurred. The absolute dollar decrease in product development expenses was primarily due to the decreased use of third-party technical consultants and Company personnel reductions. The increase in product development expenses as a percentage of net revenues is a result of the significant reduction in revenues.

          General and Administrative. General and administrative expenses increased to $15.8 million, or 100% of net revenues, for the nine months ended September 30, 2001, from $15.2 million, or 54% of net revenues, for the nine months ended September 30, 2000. The absolute increase was driven by the forgiveness of notes receivable and interest of $3.7 million, reimbursement of third party transaction costs of approximately $0.7 million and severance obligations of approximately $1.0 million relating to the termination of a former executive. These costs were offset by accounts payable settlement gains of $1.3 million in the current period. Additionally, in the nine month period ended September 30, 2000, the Company incurred $3.0 million of stock compensation charge relating to a termination and consulting agreement with a former executive.

     Interest Expense, Net. During the nine-month period ended September 30, 2001, we incurred net interest expenses of $279,000, as compared to net interest income of $49,000 for the nine-month period ended September 30, 2000, which included a beneficial conversion charge related to our convertible debt of $555,000. During the nine-month period ended September 30, 2001, the Company earned significantly lower interest income due to the reduced capital available for investment when compared to the year prior period. Also, during the nine-month period ended September 30, 2001, interest expense increased due to interest on the Senior Subordinated Convertible Notes, the Landmark Senior Secured Loan and the Landmark Demand Grid Note.

          Amortization of Debt Discount. During the nine-month period ended September 30, 2001 the Company was in default of the debt covenants in its debt agreement with Landmark. Therefore the debt discount of $3.0 million was immediately amortized to reflect the debt at its callable value.

     Other Settlement Expense

     In 2001 the Company accepted a mediation award with a non-operating business related lawsuit pursuant to which the Company paid the plaintiff the sum of $0.2 million.

     Non-cash charges

     During the nine-month period ended September 30, 2000, we incurred a $19.9 million charge for the beneficial conversion of our pre-initial public offering shares of Series A convertible preferred stock into post initial public offering common shares.

Liquidity and Capital Resources

     Since our inception, we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In May 2000, we completed an initial public offering of 3.3 million shares of our common stock, resulting in proceeds to us of approximately $20.0 million after deducting underwriters discounts and commissions and other related offering expenses. In March 2001, we received proceeds from the sale of our convertible subordinated promissory notes and warrants in the amount of $2.1 million. In July 2001 we received the proceeds of $5.0 million from a loan from Landmark. In addition, Landmark has funded $7.5 million in the three months ended September 30, 2001 and an additional $2.5 million in October 2001 under the Grid Note, which amount (plus interest) was converted to 65,057,936 shares of Series B Preferred Stock on November 12, 2001. As of September 30, 2001, we had approximately $3.3 million in cash and cash equivalents.

     Net cash used in operating activities was $12.3 million, and $18.2 million in the nine-month period ended September 30, 2001 and 2000, respectively. In the nine-month period ended September 30, 2001, net cash used in operating activities resulted primarily from ongoing losses in the business, a favorable decrease in liabilities, partially offset by a decrease in accounts receivable due to lower revenues.

     Net cash used in investing activities was $3.2 million in the nine-month period ended September 30, 2001. Net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our web site.

     Net cash provided by financing activities was $11.8 million in the nine month period ended September 30, 2001. Net cash provided by financing activities in the nine-month period ended September 30, 2001 is attributable to the net proceeds of the issuance of our convertible subordinated promissory notes in the amount of $2.1 million, $1.2 million of proceeds from borrowings under our lines of credit, $279,000 in loans from one of our directors, Richard H. Rogel, and $12.5 million in loans from Landmark Communications, Inc. which was comprised of a $5 million Senior Secured Loan and $7.5 million of advances under a demand grid note. We invest these proceeds in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities.

     The Company has two separate bank credit facilities under which the Company had an aggregate outstanding principal balance of $2.7 million, and $2.0 million in letters of credit outstanding, at September 30, 2001.

     Under the credit facility with American National Bank (the "ANB Facility") the Company has two term loans and one $3.0 million revolving credit line. The first term loan, which had an outstanding balance of $1.2 million at September 30, 2001, is payable in installments. The second term loan, which had an outstanding balance of $1.2 million at September 30, 2001, is also payable in installments. The outstanding balances under the term loans bear interest at the bank's prime rate plus 1.25% (7.25% at September 30, 2001). Additionally, the Company had $2.0 million of letters of credit outstanding to collateralize lease deposits on its office facilities. The ANB Facility is collateralized by all the assets of the Company.

     Under the credit facility with Midwest Guaranty Bank (the "Midwest Facility"), the Company has a $1.0 million equipment line of credit. At September 30, 2001, there was $334,000 outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at September 30, 2001 was 9%. Borrowings are collateralized by the specific equipment purchased and are payable in installments.

     On June 15, 2001, the Company entered into a Forbearance and Reaffirmation Agreement with American National Bank, which was amended by a letter agreement dated July 27, 2001 ("Forbearance Agreement"), wherein American National Bank agreed to forbear from accelerating borrowings under the ANB Facility for certain stated defaults based on the continued compliance with the terms of the Forbearance Agreement, which included an accelerated principal payment schedule with respect to the ANB Facility. This accelerated payment schedule provides an additional principal payment of $150,000 per month and for the payment of the entire indebtedness under the American National Bank term loans on or before September 30, 2002.

     On June 12, 2001, the Company entered into a Forbearance Letter Agreement with Midwest Guaranty Bank, and on July 27, 2001, the Company entered into a Loan Forbearance and Reaffirmation Agreement with Midwest Guaranty Bank (the "Midwest Forbearance Agreement"), wherein Midwest Guaranty Bank agreed to forbear from accelerating the Midwest Facility for certain stated defaults based on the continued compliance with the terms of the Midwest Forbearance Agreement, which included an accelerated principal payment schedule of $5,000 per month with respect to the Midwest Facility. The entire indebtedness under the Midwest Facility will be paid by October 31, 2002.

     In June 2001, a trust of which one of our directors, Richard H. Rogel is the trustee, made loans to the Company totaling $279,000. These loans consisted of an interest free loan of $60,000 and a loan for $219,000 evidenced by a promissory note dated June 27, 2001, which accrued interest a rate of 8.5% per annum. All principal and accrued interest under these loans has been repaid.

         In June 2001, Landmark Communications, Inc. loaned to the Company a total of $650,000. Such loan was evidenced by a Loan and Security Agreement dated June 14, 2001, and amended on July 30, 2001 ("Landmark Bridge Loan Agreement"). The Landmark Bridge Loan Agreement provided for repayment on demand and the accrual of interest at a rate of 12% and granted a second lien on the Company's assets. The Landmark Bridge Loan Agreement was amended on July 30, 2001 and replaced by a $5.0 million term loan.

         On July 30, 2001, the Company entered into a series of agreements with Landmark Communications, Inc. and Landmark Ventures VII, LLC pursuant to which Landmark has provided to the Company a senior secured loan of $5.0 million ($1.75 million of which had been previously funded on an interim basis) (the "Loan") and agreed to purchase up to $10.0 million of the Company's Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") in two separate tranches subject to certain conditions and shareholder approvals.

         The Loan was funded pursuant to an Amended and Restated Loan Agreement with Landmark (the "Loan Agreement"). The Loan is payable on June 30, 2006 and bears interest at 8% per annum, paid quarterly in arrears in the form of additional notes and warrants. Offering costs of $0.8 million were offset against proceeds. The Company will have the right to prepay the Loan on or after the third anniversary if certain conditions are met. The Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark.

         In connection with the Loan, the Company issued warrants to Landmark (the "Warrants"). The Warrants have a term of 8 years and may be exercised in whole or in part immediately. The Warrants contain a net exercise feature and are exercisable for 10.0 million shares of the Company's common stock at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The Company will issue to Landmark additional Warrants to purchase two shares of common stock for each dollar of interest accrued on the Loan as "in-kind interest." Under APB 14, the Company assigned a $2.4 million value to the Warrants and recorded it as additional paid-in-capital.

         During the third quarter of 2001, Landmark loaned to the Company an aggregate of $7.5 million (in three separate draw downs) under the Grid Note. In addition, Landmark loaned the Company $2.5 million in October, 2001. The principal balance outstanding under the grid note bore interest at 8% per annum.

     The company cancelled certain promissory notes (and related interest) made to the Company by related parties of the Company, which notes were executed as payment for the purchase price of common stock of the Company upon the exercise of options and warrants held by such related parties prior to the Company's initial public offering ("Related Parties Notes"). The Director Notes had an aggregate principal and accrued, but unpaid interest, of $3.7 million. Each related parties was permitted to keep the common stock purchased by delivery of the Related Parties Notes.

     At September 30, 2001, the Company was not in compliance with certain financial covenants of the Loan. The failure to comply with the covenant requirements constitutes an event of default. Consequently, the Loan is immediately due and payable at the option of Landmark, including accrued interest. Accordingly, the Company had reclassified the Loan as currently payable as of September 30, 2001.

     The discount arising on the debt of $3.0 million was amortized to expense in the three months ended September 30, 2001, as the underlying Loan was due on demand at the option of Landmark as a result of the covenant violations by the Company.

     We currently are in default under the terms of our lease for our Chicago headquarters for our failure to timely renew or provide certain letters of credit and other defaults. On June 14, 2001, we entered into a forbearance letter agreement with the landlord for this property. On July 6, 2001, we entered into a Waiver Letter Agreement with the landlord waiving the landlord's right to require us to comply with certain terms set forth under the June 14, 2001 Forbearance Letter Agreement. Pursuant to the forbearance letter agreement and waiver letter agreement, the landlord has agreed to not exercise its remedies with respect to the currently existing defaults by the Company pursuant to the lease, provided that the Company abides by the terms of the Forbearance Letter Agreement.

     Our operations have generated a negative cash flow in each year of our existence. Commencing in the fourth quarter of fiscal year 2000, we implemented a new cost reduction plan. This plan included a significant decrease in offline marketing expenditures and a reduction in salaried personnel and third party technical consultants. In the second and third quarters of 2001, the Company experienced reductions in salaried personnel through attrition. We further reduced salaried personnel and marketing expenditures in the second quarter and third quarter of 2001. We believe that this plan will significantly reduce operating expenses and have a positive effect on cash flow.

     Our independent auditors have issued their report on our financial statements for 2000 with an explanatory paragraph. This paragraph describes the uncertainty as to our ability to continue as a going concern.

     Even with the Landmark funding completed and our cost reduction plan in place we will need to obtain additional debt and/or equity financing during 2001 to remain in operation.

Recent Accounting Pronouncements

     See Note 7 to the Company's Financial Statements.

Factors Affecting Operating Results

     Our results of operations have varied widely in the past and we expect that they will continue to vary significantly in the future due to a number of factors, including those set forth in our Annual Report on Form 10-K filed for the fiscal year 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had no holdings of derivative financial or commodity instruments at September 30, 2001. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three month period or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10% from levels on September 30, 2001, the fair value of this investment portfolio would increase by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10% from levels on September 30, 2001, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

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

Item 2. Changes in Securities and Use of Proceeds

     On July 30, 2001, the Company entered into a series of agreements with Landmark pursuant to which Landmark provided to the Company various loans and the Company issued to Landmark warrants to purchase up to 10,000,000 shares of the Company's common stock at an exercise price of $0.50 per share (increasing to $0.75 per share if the warrant is not exercised by July 30, 2005). The warrants were issued without registration pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act") and Rule 506 of Regulation D promulgated thereunder.

     On September 25, 2001, the Company changed its state of incorporation from Michigan to Delaware by way of a merger of the Company's predecessor with and into the Company. As a result of the merger, each share of common stock of the Michigan corporation became one share of common stock of the Company. (See Note 9 to Notes to Financial Statements).

     On November 12, 2001, the Company issued to Landmark 65,057,936 shares of its Series B Preferred Stock in satisfaction of the outstanding principal and accrued interest on the Grid Note. In connection with this issuance, the Company issued 13,000,000 shares of its Series C Preferred Stock to three individuals in exchange for and in cancellation of the company's 8% Senior Subordinated Convertible Notes due March 1, 2006 and accompanying warrants. (See Note 8 to Notes to Financial Statements). These securities were issued without registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

     The shares of Series B Preferred Stock and Series C Preferred Stock are convertible into shares of common stock as provided in the Company's Certificate of Incorporation.

Item 3. Defaults Upon Senior Securities.

     At September 30, 2001, the Company was in default under the Loan Agreement with Landmark Communications, Inc. The entire amount due has been classified as current.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Shareholders on September 20, 2001. At the Meeting, our shareholders were asked to vote on the following matters:

     1. To approve a transaction with Landmark, which included a $5.0 million loan, the issuance and sale of shares of the Company's Series B Preferred Stock, the issuance of shares of the

Company's Series C Preferred Stock in exchange for certain convertible notes and warrants previously issued, and the issuance of shares of the Company's common stock upon the conversion of the Series B Preferred Stock and Series C preferred stock.

         2. The adoption of an agreement and plan of merger, which would result in a name change, a change to our state of incorporation, and an increase in the number of shares authorized for issuance.

         3. The adoption of our 2001 Stock Option Plan.

         4. The election of six directors to serve on our board of directors until the next annual meeting.

         The tabulation of the voting is as follows:

                                           Against and     Abstentions or Broker
                                For         Withheld            Non-Votes
                                ---         --------            ---------
Landmark Transaction         28,210,284      437,221           4,441,277
--------------------

Merger                       28,634,005       13,500           4,441,277
------

2001 Stock Option Plan       32,325,799      512,119             250,864
----------------------

Election of Directors
---------------------

   Gary Briggs               32,640,621      448,161              0

   Steve Golden              32,641,096      447,686              0

   Hugh Lamle                32,642,421      446,361              0

   Matt Moog                 32,639,796      448,986              0

   Richard Rogel             32,639,896      448,886              0

   Arthur Weiss              32,642,421      446,361              0

Item 5. Other Information.

         Pursuant to the employment agreement dated April 1, 2001, entered into between the Company and Steven M. Golden, the Company granted Mr. Golden options to purchase 150,000 shares of common stock. On July 30, 2001, the Company and Mr. Golden entered into a severance agreement, whereby Mr. Golden resigned and the Company agreed to continue to provide certain benefits and his salary of $345,000 per annum until March 31, 2004. Additionally, all the options granted by the Company to Mr. Golden as of the date thereof: (a) immediately vested and became fully exercisable (b) adjusted to have an exercise price of $0.50; and
(c) are exercisable through the tenth anniversary of the grant of such options.

         On July 30, 2001, the Company entered into an employment agreement with the President and Chief Executive Officer of the Company, Matthew Moog, providing for an annual salary of $345,000. The Company has granted Mr. Moog options to purchase 750,000 shares of common stock and agreed to grant additional options to purchase 200,000 shares of common stock on each of the first two anniversaries of the employment agreement provided he remains an employee of the Company.

         On July 31, 2001, we implemented a staff reduction of approximately 26 percent or 47 people. This staff reduction, coupled with the infusion of the new capital (when fully funded) to critical business components, are expected to have a positive effect on future cash flows. On July 31, 2001, the Company's Chief Financial Officer, Paul A. Case, resigned. On October 8, 2001, David Arney was named Chief Financial Officer of the Company.

Item 6. Exhibits and Reports on Form 8-K


    (a)   Exhibits:

         See the Exhibit Index appearing elsewhere in the report, which is incorporated herein by reference.

(b)      Reports on Form 8-K:

The Company's filed Current Report on Form 8-K on August 3, 2001 is incorporated herein by reference. The Company reported under Item 5 the execution of a series of agreements with Landmark Communications, Inc, and Landmark Ventures VII, LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunder duly authorized.

                                        COOLSAVINGS, INC.

Dated: November 14, 2001                /s/ Matthew Moog
                                        --------------------------------------
                                        Matthew Moog
                                        Chief Executive Officer and President
                                        (Duly Authorized Officer)

Dated: November 14, 2001                /s/ David B. Arney
                                        --------------------------------------
                                        David B. Arney
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX

    Exhibit
    Number    Description

    2.1 Securities Purchase Agreement dated as of July 30, 2001 between coolsavings.com inc., CoolSavings, Inc., Landmark Communications, Inc., and Landmark Ventures VII, LLC (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2001 (the "August 8-K))

    2.2 Agreement and Plan of Merger dated as of July 30, 2001 by and between coolsavings.com inc. and CoolSavings, Inc. (incorporated herein by reference to Exhibit 2.2 to the August 8-K)

    2.3 Amendment No. 1 to the Securities Purchase Agreement dated as of August 16, 2001 between coolsavings.com inc., CoolSavings, Inc., Landmark Communications, Inc., and Landmark Ventures VII, LLC

    3.1 Bylaws of coolsavings.com inc., as amended, as of July 30, 2001 (incorporated herein by reference to Exhibit 3.1 to the August 8-K)

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

    10.4 Form of Shareholders Agreement between CoolSavings, Inc., Landmark Ventures VII, LLC and certain shareholders of coolsavings.com inc. (incorporated herein by reference to Exhibit 10.4 to the August 8-K)

    10.5 Letter Agreement dated July 27, 2001 between coolsavings.com inc. and American National Bank and Trust Company of Chicago (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001)

    10.6 Severance Agreement dated July 29, 2001 between coolsavings.com inc. and Steven M. Golden (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001)

    10.7 Employment Agreement dated July 29, 2001 between coolsavings.com, inc. and Matthew M. Moog (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001)

    10.8 First Amendment to Amended and Restated Senior Secured Loan and Security Agreement dated September 25, 2001 between CoolSavings, Inc. and Landmark Communications, Inc.

    10.9 Amended and Restated Commercial Demand Grid Note dated September 28, 2001 between CoolSavings, Inc. and Landmark Communications, Inc.