Form 10-K
period 2001-12-31
COOLSAVINGS INC
filed 2002-04-01
CIK 1087875

FORM 10-K
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2001

                                  OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File No. 000-30199


                           CoolSavings, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

  State of Delaware                          36-4462895
----------------------                 ------------------------
State of Incorporation                 I.R.S. Employer I.D. No.

      360 N. Michigan Avenue, 19th Floor, Chicago, Illinois 60601
                            (312) 224-5000
     ------------------------------------------------------------
     (Address of principal executive offices and telephone number)


                         coolsavings.com inc.
          ---------------------------------------------------
          Former name, former address and former fiscal year,
                     if changed since last report

  Securities Registered Pursuant to Section 12(b) of the Act:   None

      Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, Par Value $0.001

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  X  ]   No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

     As of March 1, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $423,031 based on the closing sales price of $0.13 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and officers of the Registrant, some of whom may not be held to be affiliates upon judicial determination. As of March 1, 2002, there were 39,093,660 shares of the Registrant's common stock issued and outstanding.

REFERENCES AND FORWARD-LOOKING STATEMENTS

     References made in this annual report to "CoolSavings," the "Company" or the "Registrant" refer to CoolSavings, Inc.

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

     We own United States service mark registrations for the mark COOLSAVINGS, as well as several other service marks, including, among others, COOLSAMPLES, SAVINGSCENTER, SQUEALS OF THE DAY, COOLCATALOGS, COOLCAMPUS, COOLCASH, COOLCOLLEGES, COOLDINING, COOLEVENTS, COOLGROCERS, COOLNEIGHBORHOODS, COOLSUPERMARKETS, DINELINE, EVENTSLINE, REWARDS WHEREVER YOU SHOP, and our stylized piggy-bank logo. We also own common law rights in these and other marks. In addition, we have applied for United States federal registrations of several service marks, including our SAVE. THEN SHOP., COOLPOINTS, COOLCOINS, COOLSCHOOLS, COOLSTAMPS, SAVE THEN DINE, and COOLSAVINGS COUPON MANAGER. We have also obtained a trademark registration in Australia for COOLSAVINGS and have registration applications pending in the United Kingdom, Australia and Canada.

                           COOLSAVINGS, INC.

                        Form 10-K Annual Report
                  Fiscal Year Ended December 31, 2001


                           TABLE OF CONTENTS


                                                             Page
                                                             ----

PART I

Item 1.  Business . . . . . . . . . . . . . . . . . . . . .     4

Item 2.  Properties . . . . . . . . . . . . . . . . . . . .    29

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . .    30

Item 4.  Submission of Matters to a Vote of
         Securities Holders . . . . . . . . . . . . . . . .    31


PART II

Item 5.  Market for the Company's Common Equity and
         Related Shareholder Matters. . . . . . . . . . . .    31

Item 6.  Selected Financial Data. . . . . . . . . . . . . .    32

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . .    35

Item 7A. Quantitative and Qualitative Disclosure
         about Market Risk. . . . . . . . . . . . . . . . .    54

Item 8.  Financial Statements and Supplementary Data. . . .    55

Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure . . . . . .    92


PART III

Item 10.  Directors and Executive Officers of the Registrant   92

Item 11.  Executive Compensation. . . . . . . . . . . . . .    95

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . .   102

Item 13.  Certain Relationships and Related Transactions. .   105


PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K . . . . . . . . . . . . . . .   109


Signatures. . . . . . . . . . . . . . . . . . . . . . . . .   110

                                PART I

ITEM 1.  BUSINESS

OVERVIEW

     CoolSavings is an online direct marketing and media company that provides smarter solutions to connect marketers to their target consumers using industry-leading analytics and incentive technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. With a database of more than 17 million registered consumers as of March 1, 2002, we supply marketers with a single resource for accessing and engaging a dynamic group of shoppers. Through our customized, integrated direct marketing and media products, advertisers can target a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, trial offers, samples, sales notices and gift certificates, to promote sales of products or services and drive customers into brick-and-mortar stores or online web sites. In addition, our proprietary database technology tracks consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with an unprecedented breadth of sophisticated consumer data from which to make smarter marketing decisions.

     Our web site, coolsavings.com, offers consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including brick-and-mortar retailers, online retailers, consumer packaged goods manufacturers, travel and financial service providers.

     We were incorporated as Interactive Coupon Marketing Group, Inc. in Michigan in December 1994. In November 1998, we changed our corporate name to coolsavings.com inc. In September 2001, we merged with and into CoolSavings, Inc., a Delaware corporation and our wholly-owned subsidiary.

SIGNIFICANT DEVELOPMENTS

INVESTMENT BY LANDMARK COMMUNICATIONS, INC. IN COOLSAVINGS, INC.

     In 2001, we entered into a series of transactions with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") whereby Landmark made loans to and an equity investment in CoolSavings. This series of transactions resulted in a change in control of the Company.

Landmark's principal business interests are in the media industry, and it owns and operates entities engaged in newspaper and other print publishing, television broadcasting and cable television programming services. Landmark has experience in building value and improving operating, marketing and financial performance in companies that it owns or controls.

     SENIOR SECURED NOTE

     Landmark has loaned to us $5.0 million pursuant to a senior secured note (the "Senior Secured Note"), which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Note and Senior Secured Loan are governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement"). In connection with the Senior Secured Loan, we also issued Landmark a warrant to purchase shares of our common stock. The warrant was exercisable for 10.0 million shares of our common stock at an exercise price of $0.50 per share at November 12, 2001. The exercise price of the warrant will increase to $0.75 per share on July 30, 2005 if not previously exercised. The loan bears interest at 8% per annum, which interest accrues quarterly and is payable "in-kind". The in-kind interest payment is effected by adding the accrued interest to the principal of the Senior Secured Note and increasing the number of shares of common stock that may be purchased under the warrant by two shares for each dollar of interest accrued under the Senior Secured Note. As of December 31, 2001, the principal and interest owed under the Senior Secured Loan was $5.2 million and the related warrant was exercisable for approximately 10.1 million shares. The Senior Secured Note is secured by a second lien on all of our assets.

     The Amended and Restated Loan Agreement contains financial covenants and affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of the note holder.

     GRID NOTE

     Landmark has also funded additional amounts to us pursuant to a grid note, as amended (the "Grid Note"). The Grid Note is also governed by the terms of the Amended and Restated Loan Agreement. The Grid Note bears interest at 8% per annum, is payable on demand, and may evidence up to $20.0 million in advances.

     In connection with funding the advances under the Grid Note, Landmark has reserved its rights with respect to defaults by us of certain provisions of the Purchase Agreement (defined below) and Amended and Restated Loan Agreement. We call these defaults the "Existing Defaults." The Existing Defaults include our failure to initially comply with the collateral base covenant in our forbearance agreement with American National Bank and the following defaults that have not been and cannot be cured (and will result in continuing defaults):

     . the failure of at least 1.4 million members to access our web site in the period between July 19 and August 17, 2001 (a requirement of the Purchase Agreement);

     . our failure to achieve a prescribed amount of billings in the month of July 2001 (a requirement of the Amended and Restated Loan Agreement); and

     . our failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities, in each case as of July 31, 2001 (requirements of the Amended and Restated Loan Agreement).

     Although its occurrence makes it an Existing Default, we have cured the default under the forbearance agreement with American National Bank. Because Landmark has reserved its rights with respect to the Existing Defaults, and because we cannot cure certain of the Existing Defaults (because of the nature of such Existing Defaults), Landmark may at any time terminate the Amended and Restated Loan Agreement and require us to repay to Landmark all outstanding debt incurred under the Amended and Restated Loan Agreement (plus accrued and unpaid interest). Before we can make any such payments to Landmark, we must pay all amounts owing to American National Bank under our credit facilities with it or obtain American National Bank's consent to or waiver of the required payments to Landmark. In addition, if Landmark terminates the Purchase Agreement and the Amended and Restated Loan Agreement, our banks can terminate the forbearance agreements and immediately accelerate the debt we owe them.

     During the third and fourth quarter of 2001, Landmark loaned to us an aggregate of $16.5 million under the Grid Note. On November 12, 2001, Landmark, pursuant to the Securities Purchase Agreement between Landmark and us, dated November 12, 2001 (the "Purchase Agreement"), exercised their right to apply $10 million of the principal and $0.1 million of accrued interest to the purchase of 65,057,936 shares of our $0.001 par value Cumulative Convertible Series B Preferred Stock (the "Series B Preferred Stock"). In February 2002, Landmark loaned us an additional $1.5 million under the Grid Note, bringing the current outstanding principal balance to $8.0 million. Under the terms of the Purchase Agreement, Landmark may require that any amount funded under the Grid Note be applied to purchase additional shares of Series B Preferred Stock at $0.1554 per share.

     We have obtained all of our most recent funding from Landmark under the Grid Note to support our operations. Landmark was not obligated to fund those additional advances and did so at its discretion. Landmark may demand payment in full under the Grid Note at any time as well as accelerate and demand payment under the Senior Secured Note as a result of the Existing Defaults. Due to default events under the Amended and Restated Loan Agreement, as of December 31, 2001, the Series B Preferred Stock was redeemable in whole or in part at the holder's election at the stated value of $0.1554 per share plus accrued but unpaid dividends.

SALE OF SERIES B PREFERRED STOCK

     On November 12, 2001, we issued to Landmark 65,057,936 shares of Series B Preferred Stock pursuant to the terms of the Purchase Agreement. Landmark purchased the Series B Preferred Stock, at a purchase price of $0.1554 per share, by applying $10.0 million of principal and $0.1 million of interest under the Grid Note to offset the complete purchase price of the shares of Series B Preferred Stock. As of March 1, 2002, Landmark holds 65,780,822 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), holds a warrant to purchase 10,175,556 shares of our common stock and has the right to apply amounts funded under the Grid Note and accrued interest to purchase 57,280,571 shares of Series B Preferred Stock. Landmark's ownership will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Note, respectively, and through their ability to purchase additional shares of Series B Preferred Stock by funding additional advances under the Grid Note.

TERMS OF THE SERIES B PREFERRED STOCK.

     The terms of the Series B Preferred Stock are set forth in their entirety in our Certificate of Incorporation. The Series B Preferred Stock ranks senior (with respect to, among other things, dividends, redemption and liquidation payments) to the Series C Preferred Stock (defined below), the common stock and any future preferred stock of CoolSavings. The following discussion briefly summarizes the preferential rights of the Series B Preferred Stock.

     DIVIDENDS AND LIQUIDATION PREFERENCE

     Dividends accrue on the shares of Series B Preferred Stock at the rate of 8% per annum, payable quarterly in additional shares of Series B Preferred Stock. Dividends are cumulative and will continue to accrue whether or not declared. As of December 31, 2001, 722,866 shares of Series B Preferred Stock are issuable with respect to the accrued, but not declared, dividends.

     On liquidation, holders of Series B Preferred Stock are entitled to be paid the greater of the amount per share that would have been payable if each share of Series B Preferred Stock had been converted to common stock or the stated value ($0.1554 at the time of issuance, subject to anti-dilution adjustments) for each share of Series B Preferred Stock plus the amount of any accrued but unpaid dividends thereon before holders of the Series C Preferred Stock and common stock receive a distribution. At the election of the holders of the Series B Preferred Stock, a merger or consolidation that effects our change of control or a sale of all or substantially all of our assets may be deemed to be a liquidation.

     CONVERSION RIGHTS

     Each share of Series B Preferred Stock, plus any shares issuable as accrued but unpaid dividends thereon, is convertible at the holder's option into the number of shares of common stock obtained by dividing the stated value of a share of Series B Preferred Stock ($0.1554) by the conversion price ($0.1554 at the time of issuance, subject to anti-dilution adjustments).

     The conversion price and conversion ratio are subject to "full ratchet" adjustment upon certain events. This means, for example (and excluding exceptions), that if we issue any shares of common stock for less than the conversion price or issue convertible or derivative securities with an exercise or conversion price less than the conversion price of the Series B Preferred Stock, the conversion price and conversion ratio are reduced to the price at which such new securities were issued.

     REDEMPTION.

     CoolSavings' Election. Shares of Series B Preferred Stock are redeemable in whole, at our election, after the seventh anniversary of the issuance of the Series B Preferred Stock, at their stated value of $0.1554 per share plus accrued but unpaid dividends through the redemption date. Our ability to redeem the shares of Series B Preferred Stock is subject to the following:

     . our common stock must have traded at or above $3.00 per share for 20 consecutive trading days (and during at least 60 of the 80 trading days immediately prior to the redemption date);

     . we must have on file, or agree to file and make effective within 30 days of redemption a registration statement with the SEC registering for resale the shares of common stock underlying the Series B Preferred Stock;

     . we shall have paid any outstanding debt to Landmark in full; and

     . there are no securities outstanding that are junior in ranking to the Series B Preferred Stock (except common stock).

     Holders' Election. Due to default events under the Amended and Restated Loan Agreement, as of December 31, 2001, the Series B Preferred Stock was redeemable in whole or in part at the holder's election at the stated value of $0.1554 per share plus accrued but unpaid dividends.

     VOTING RIGHTS AND BOARD OF DIRECTORS

     Each share of Series B Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series B Preferred Stock and accrued dividends thereon is convertible, from time to time. The holders of the Series B Preferred Stock are entitled to vote together with holders of common stock at any meeting of our stockholders on any and all matters presented to our stockholders for consideration. In addition to their right to vote in the general election of members of our Board on an as-converted basis, the holders of the Series B Preferred Stock are entitled to designate, and vote separately as a single class for the election of, a majority of our Board (and the number of seats elected exclusively by the Series B Preferred Stock shall be automatically increased to such greater number as may be proportionate to the Series B Preferred Stock's percentage ownership interest in the Company, calculated on an as-converted basis). The holders of Series B Preferred Stock also have special voting rights where we are prohibited from taking certain actions without their consent, including but not limited to, amending our charter documents, entering into business transactions, authorizing or issuing securities (except in limited circumstances), entering into related party transactions, hiring or terminating key executive officers and amending the terms of our forbearance agreements with our banks.

SALE OF SERIES C PREFERRED STOCK

     As a condition to the consummation of the Landmark Transaction on November 12, 2001, we issued to three individuals, two of whom are directors of the Company, 13.0 million shares of our Series C Convertible Preferred Stock ("Series C Preferred Stock") in exchange for $2.1 million of our 8% Senior Subordinated Convertible Notes ("Director Notes"), due March 1, 2006, accrued interest, and accompanying warrants to purchase 1,050,000 shares of common stock which were previously issued to such individuals with the Director Notes.

TERMS OF THE SERIES C PREFERRED STOCK

     The terms of the Series C Preferred Stock are set forth in their entirety in our Certificate of Incorporation. The Series C Preferred Stock ranks junior (with respect to dividends and liquidation payments) to the Series B Preferred Stock but senior to the common stock.

     DIVIDENDS

     The Series C Preferred Stock will not accrue dividends. Dividends may be declared and paid on the Series C Preferred Stock from funds lawfully available as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding preferred stock, including the Series B Preferred Stock.

     CONVERSION RIGHTS

     Each share of Series C Preferred Stock is convertible, at the holder's option, into the number of shares of common stock obtained by dividing the stated value of a share of Series C Preferred Stock ($0.1665) by the conversion price ($0.1665 at the time of issuance, subject to anti-dilution adjustments).

     The conversion price and conversion ratio are subject to "weighted average" adjustment upon certain events. This means, for example (and excluding exceptions), that if we issue common stock for less than the conversion price or issue convertible or derivative securities with an exercise or conversion price less than the conversion price of the Series C Preferred Stock, the conversion price and conversion ratio are reduced to the price derived from the weighted average of the price at which all such new securities were issued.

     REDEMPTION

     Shares of Series C Preferred Stock are redeemable in whole, at our election, at any time after the shares of Series B Preferred Stock have been redeemed or after the third anniversary of the date of issuance, if the holders of a majority of the shares of Series B Preferred Stock consent, at the stated value ($0.1665 at the time of issuance, subject to anti-dilution adjustments) for each share of Series C Preferred Stock plus a cash amount per share equal to eight percent (8%) per annum of the Series C Preferred Stock stated value.

     VOTING RIGHTS

     Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock is convertible. The holders of Series C Preferred Stock are entitled to vote together with holders of common stock at any meeting of our shareholders on any and all matters presented to our shareholders for consideration.

     LIQUIDATION PREFERENCE

     On liquidation, after the payment of the preferred distribution to the holders of the Series B Preferred Stock, holders of Series C Preferred Stock are entitled to be paid the greater of: (1) the amount per share that would have been payable if each share of Series C Preferred had been converted to common stock, or (2) the stated value ($0.1665 at the time of issuance, subject to anti- dilution adjustments) for each share of Series C Preferred Stock plus a cash amount per share equal to eight percent (8%) per annum of the Series C Preferred Stock stated value before holders of our common stock receive a distribution. At the election of the holders of the Series C Preferred Stock, a change of control of CoolSavings or a sale of all or substantially all of the assets of CoolSavings may be deemed to be a liquidation, provided the holders of the Series B Preferred Stock have elected to have such event constitute a liquidation.

MERGER

     We completed a merger on September 25, 2001 that resulted in our name changing from coolsavings.com inc. to CoolSavings, Inc. and a change in our state of incorporation from Michigan to Delaware. As a result of the merger, our common and preferred stock changed from no par to $0.001 par stock. Also, the number of authorized shares of common stock increased from 100,000,000 to 379,000,000, and the number of authorized shares of preferred stock increased from 10,000,000 to 271,000,000. We have designated 258,000,000 shares of preferred stock as Series B and 13,000,000 shares of preferred stock as Series C. Pursuant to the merger agreement, each share of coolsavings.com inc. common stock issued and outstanding immediately prior to the merger was converted into one share of common stock of CoolSavings, Inc.

DELISTING FROM THE NASDAQ NATIONAL MARKET

     On November 20, 2001, pursuant to the decision of The Nasdaq Listing Qualification Panel (the "Panel"), we were delisted from The Nasdaq National Market effective with the open of business on November 21, 2001. Since November 21, 2001, the Company's shares have traded on the Nasdaq Over The Counter Bulletin Board ("OTC"), subject to meeting their continuing requirements.

THE COOLSAVINGS SOLUTION

     Our web site offers convenient and personalized incentives for goods and services from a broad range of advertisers, including national brick-and-mortar chains, consumer packaged goods manufacturers, large consumer service providers, and online retailers. We offer a wide array of promotional services for advertisers including printed and electronic coupons, personalized e-mails, rebates, samples, trial offers, sales notices, gift certificates, and banner advertisements.

     BENEFITS TO COOLSAVINGS ADVERTISERS

     The benefits to advertisers of using CoolSavings include:

     . Access to a large audience of qualified, receptive shoppers. Advertisers are able to reach millions of active shoppers who visit our web site looking for shopping values, and who are willing to provide demographic data about themselves and others in their households. Advertisers can reach our database of consumers electronically or through traditional direct mail.

     . Cost-effective performance. We believe we provide advertisers with a cost-effective solution for customer acquisition and retention. Unlike most other direct marketing providers, we can test creative elements of a campaign for effectiveness with results available in days. We can immediately learn from each campaign, regardless of the promotions used, to make future campaigns more effective, to re-target responding members with more focused offers and to convert new customers into loyal customers. Our advertisers are able to target information about ongoing sales promotions and events to the appropriate customers at the appropriate times and make rapid improvements to that campaign.

     . Insight into shopping behavior. Most advertisers have only limited means of tracking their customers' preferences and behavior. With our member's permission, we acquire information from the initial member registration, from each visit by a member to our web site, or in response to an email offer. As a result, we have rich data that we can analyze to provide insight into the interests and preferences of an advertiser's customers. Advertisers can leverage our consolidated database to find predictive correlations that can lead to more effective targeting regardless of the types of promotions used. This information can be used by our advertisers to acquire new customers with appropriate incentives, refine follow-on promotions and identify co-promotion opportunities.

     . Single source online direct marketing solution. We offer advertisers a single source for a full range of promotional incentives that can be targeted to any stage in the customer lifecycle. Redeemable both online and in-store, these tools include printable coupons for brick-and-mortar stores, electronic codes for online purchases, targeted e-mails, mail-in rebates, lead generation for trial subscriptions and samples, notices of ongoing sales where no certificate is necessary, promotional contests and banner advertisements. Advertisers can also use combinations of incentives for customized promotions.

     . Ability to coordinate online and offline promotions. For advertisers that have both an online and offline presence, we can identify prospective customers and then track their activities whether shopping online or, with the cooperation of the advertiser, in stores. We enable these businesses to provide incentives, such as coupons and savings notices, redeemable in their offline stores. With the advertiser's support, we can track the redemption of in-store coupons by scanning their unique bar codes and adding the shopping preference information to our database. We also help offline companies without a web presence identify and reward customers with online incentives that their customers can bring into a store or use on another web site.

     . Lower total cost of ownership and improved time to market. Our investments in infrastructure, technology and technical personnel allow our advertisers to deploy their promotional campaigns without the need to lease, buy or continually upgrade the required hardware and software systems, providing significant cost savings over an in-house solution. In addition, using both our infrastructure and our targeted direct marketing processes and expertise, we enable our advertisers to deploy their online marketing campaigns rapidly and reliably. In particular, we power clients' own incentive campaign with our proprietary coupon technology solution.
           As a result, our advertisers can remain focused on their core businesses while providing compelling offers to consumers.


THE COOLSAVINGS STRATEGY AND SERVICES

     Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. In pursuit of that mission, the key elements of our strategy are to:

     . Extend brand awareness and expand our member and advertiser base. We believe strong brand recognition is a powerful tool to attract new advertisers and members. We intend to continue to promote our brand online, with advertising campaigns on high traffic web sites and cooperative campaigns with advertisers and affiliate networks. We believe our marketing efforts will expand our member base while preserving its current demographic characteristics, which will strengthen the services we provide to advertisers. As we expand our membership, we expect that our services will be attractive to additional advertisers, which will in turn make our site more attractive to consumers by providing a broader array of available promotional offers.

     . Enhance member profiles. As we make available additional promotional offers and services on our web site and through e mail, we can tailor online promotions to specific members. As our members use our site and respond to advertiser promotions, we continually enrich our database and develop deeper data for predictive modeling and targeting purposes. We plan to continue upgrading our tracking and data mining tools to provide additional insight into member interests and shopping preferences.

     . Pursue third-party relationships. We intend to continue to pursue relationships to further build our brand, expand our reach to consumers and advertisers and enhance our services.

     DELIVERY OF INCENTIVES

     On behalf of our advertisers, we deliver a variety of promotional incentives to targeted segments of our member base. The cost of our promotional services generally rises with the degree of targeting or customization we provide because, in our experience, these efforts generally result in higher response rates for the advertisers. In addition, we charge some of our advertisers based upon the performance of the promotional offers that we deliver for them.

     The coolsavings.com web site is a fast, easy to use experience for finding coupons and special offers from the brands and stores consumers want. To use our service, consumers register with us, provide demographic data about themselves, their household and shopping interests, and choose whether to receive our direct e-mails. We track our members' page views of and responses to promotions in our member database. With an advertiser's cooperation, we can also track the redemption of incentives.

     The promotional services that we provide our advertisers include:

     . CoolOffers. Online and offline businesses can deliver incentive offers, including printed and electronic coupons, rebates, sales notices and gift certificates, to targeted segments of our membership via our web site and our targeted e-mail programs.

     . Solo Targeted and Direct E-Mail. Our members can elect to receive periodic e-mails notifying them of offers that may be of personal interest. This allows us to send targeted e-mails to these members on the basis of their demographic profiles and shopping preferences. The e-mails are targeted either through pre-selected criteria or using customized models we develop for particular campaigns. Member permission is at the heart of our e-mail program. Therefore, promotional e-mail is only sent to registered members who have opted-in to receive them. In addition, we may allow a marketer to send direct mail campaigns to our member data file.

     . Coupon Technology. Clients with a need to offer secure, trackable print-at-home coupons may do so by licensing the use of our Coupon Technology ASP Solution. This allows the client to offer an electronic coupon on their website, their e-mails, or their electronic advertisements. CoolSavings provides the technology, reporting, tracking and production services to the client.

     . Lead Generation. We provide advertisers a method of generating leads by providing free samples or trial offers of their products or services to our members. These offers are targeted to our members by demographic profile and shopping preferences. To receive free samples, members voluntarily provide the advertiser with contact information such as name, e-mail and mailing address, as well as other data about their households.

     . Category Newsletters. We help our advertisers obtain new customers, generate sales and achieve increased brand awareness through highly targeted, content-driven monthly e-mails. These e-mails present an advertiser's products and services to members in conjunction with topical content which they have specifically requested.

     ANALYTIC AND RESEARCH SERVICES

     By analyzing individual, demographic and correlative information in our database, we provide advertisers several methods to gain insight into our members' preferences. We can also apply our analytic infrastructure to analyze the databases of our advertisers upon their request. We use sophisticated data mining tools to help our advertisers execute effective promotional campaigns. We use data mining information to create predictive models to make future targeting even more effective. Using e-mail, we can also contact and survey members who have responded to a specific offer.

SALES AND MARKETING

     We have built a sales organization dedicated to developing and maintaining close relationships with advertisers and advertising agencies. Our sales force is organized into two groups: Strategic Sales and National Sales. Strategic Sales focuses on the 200 leading advertisers in the country, and all of the consumer packaged goods manufacturers. National Sales focuses on the remaining national and large regional advertisers. Each of these sales groups is further organized by specific industry and advertiser segments. We intend to form relationships with companies with existing local sales forces in order to penetrate local advertising markets.

     Our marketing department is dedicated to promoting the CoolSavings brand and acquiring members for our service. In the past, to attract members and increase brand awareness, we have used a variety of advertising methods, including a national offline branding campaign that included television, print, outdoor media and radio. Currently and historically, we have made heavy use of online advertising consisting primarily of online banner advertisements on high-traffic web sites such as portals and search engines. We also have developed network affiliate programs in which other companies send consumers to the CoolSavings web site and receive a fee per each resulting member registration. Some of our advertisers provide links from their own web sites that click through to offers on CoolSavings.

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

COMPETITION

     The market for online direct marketing and media services is rapidly evolving and intensely competitive. Barriers to entry for companies in our market are low, and current and potential competitors can launch new web sites and/or services at a relatively low cost.

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

     .     technological expertise; and

     .     demand for e-marketing services generally.

     We believe we are well-positioned to compete in our market as a result of the breadth and sophistication of our services, the size and demographics of our member audience, our experienced workforce, our proprietary technology and our established brand recognition.

     Currently, we compete with direct and promotional marketing companies in several fields, including:

     .     direct marketers, such as Acxiom and Experian;

     .     promotional marketers, such as Valassis, NewsAmerica, Catalina;
           and

     .     online marketers, such as MyPoints, Yahoo, AOL and YesMail.

     We also compete with the traditional advertising media of television, radio, cable and print for a share of advertisers' total marketing budgets. We also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate Internet advertising.

EMPLOYEES

     As of March 1, 2002, we had 117 full-time employees, 44 of whom were engaged in technology and product development, 40 in sales and marketing, 15 in client and member services and 18 in finance, administration and operations. We have never had a work stoppage and our employees are not covered by any collective bargaining agreement. We consider our relations with our employees to be good. During the course of 2001, we reduced our workforce from 321 employees to 119 employees in response to a downturn in the economy and reduced demand for e-marketing services.

FACTORS THAT MAY AFFECT FUTURE RESULTS

WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

     At December 31, 2001, we had $5.1 million of cash and cash equivalents. We do not have access to sufficient committed capital to meet our operating needs for the next twelve months. We are not in compliance with certain covenants of our credit facilities with our lenders. Although Landmark has funded our recent cash needs, Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to obtain continuing financing from Landmark or other sources, we will be unable to operate our business.

     We have received a report from our independent auditors for our fiscal year ended December 31, 2001 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they issued their report, we did not have access to sufficient committed capital to meet our needs for at least the next twelve months. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET LOSSES

     We incurred net losses of $29.2 million in 2001, $39.2 million in 2000 and $16.9 million in 1999. As of December 31, 2001, our accumulated deficit was $89.6 million. We expect to continue to incur operating losses through 2002 as we continue to fund operations. If we are unsuccessful in securing additional equity and/or debt financing from Landmark or other sources or complying with the terms of the forbearance agreements with our banks, or we fail to achieve and maintain cash flow positive operations, we will be unable to continue our operations. See "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

OUR UNPROVEN BUSINESS MODEL MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

     We launched our web site in February 1997, and operate in a market that is new and rapidly changing. We face risks, uncertainties, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including the Internet advertising and direct marketing market. To address these risks and uncertainties, we must, among other things:

     . maintain relationships with existing advertisers and attract additional advertisers;

     . attract members who actively and repeatedly take advantage of our offers and make purchases, request information and otherwise interact with our advertisers;

     .     attract, integrate, motivate and retain qualified personnel;

     .     enhance our brand recognition;

     .     develop new promotions and services;

     . continue to upgrade and develop our systems and infrastructure to accommodate growth in membership and service enhancements;

     . anticipate and adapt to the evolving Internet advertising and direct marketing market and changes in advertisers' promotional needs and policies;

     .     maintain and defend our intellectual property rights; and

     .     respond to changes in government regulations.

     We may not be successful in accomplishing these objectives. Further, there can be no assurance that we will be able to secure the necessary funding to achieve these objectives. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Our failure to do so could harm our business, results of operations and financial condition.

OUR REVENUES MAY BE CONCENTRATED AMONG A LIMITED NUMBER OF ADVERTISERS

     During 2001, approximately 12.7% of our revenues were derived from First USA Bank, NA, and approximately 26.2% of our revenues were derived from our five largest advertisers. We believe that a relatively small number of advertisers may account for a substantial portion of our revenues in future periods. If any of our major advertisers were to reduce their advertising purchases substantially or to stop using our services, our business would be seriously harmed.

OUR COMMON STOCK MAY BE VOLATILE, MAY HAVE LIMITED PUBLIC LIQUIDITY AND MAY LEAD TO LOSSES BY INVESTORS AND RESULT IN SECURITIES LITIGATION

     On November 20, 2001, pursuant to the decision of The Nasdaq Listing Qualification Panel (the "Panel"), we were delisted from The Nasdaq National Market effective with the open of business on November 21, 2001. Since November 21, 2001, the Company's shares have traded on the Nasdaq Over The Counter Bulletin Board ("OTC"), subject to meeting their continuing requirements. Stockholders may have difficulty buying and selling our stock on the OTC. Since the OTC is a broker driven marketplace, we are dependent on professional market makers to facilitate trading of our stock on the OTC. If market makers do not register to trade our stock on the OTC, stockholders may not have a public market for the purchase and sale of our securities.

     The market price of our common stock has been volatile and may be subject to wide fluctuations. Since our public offering in May 2000, the per share price of our common stock has fluctuated from a high of $7.13 per share to a low of $0.05 per share. Factors that might cause the market price of our common stock to fluctuate include:

     .     quarterly variations in our operating results;

     . operating results that vary from the expectations of securities analysts and investors;

     . interpretation of the effect of the issuance of our Series B Preferred Stock and Series C Preferred Stock on our overall capital structure;

     . changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

     .     changes in market valuations of other Internet companies;

     . governmental regulation of the Internet or Internet advertising, including any governmental inquiry of another Internet company;

     .     loss of a major advertiser(s);

     . resolution of our pending or future patent litigation or other changes in the status of our intellectual property rights;

     .     pursuit of significant claims or legal proceedings against us;

     . announcements of technological innovations or new services by us or our competitors;

     . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     .     changes in our liquidity position;

     .     departures of key personnel;

     .     future sales of our common stock; and

     .     announcement of material adverse events related to loans.

     The market prices of the securities of Internet-related and technology companies are often highly volatile and subject to wide fluctuations that bear little relation to actual operating performance of these companies. Also, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Securities class action litigation involving CoolSavings would result in substantial costs and a diversion of senior management's attention and resources, and would harm our stock price.

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

OUR OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCTUATIONS

     Our operating results are subject to seasonal fluctuations that may make our stock price more volatile. Advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Further, Internet traffic typically decreases during the summer months, which in turn may reduce the amount of advertising to sell and deliver. We anticipate that our future revenues will continue to reflect these seasonal patterns.

WE DEPEND ON COMPELLING PROMOTIONAL OFFERS BY OUR ADVERTISERS

     Our members' usage of our services, and the resulting attractiveness of our service to advertisers, depends upon the quality of the promotional offers we deliver and our members' interest in them. In addition, under some of our advertising contracts, our revenues depend on members' responsiveness to specific promotions. We currently consult with our advertisers about the type and frequency of incentives they offer, but we cannot control their choice of promotions or their fulfillment of incentives. If our advertisers' promotional offers are not attractive to our members, we will not be able to maintain or expand our membership or generate adequate revenues based on the size of our membership or on the responses we produce. Moreover, if our members are not satisfied with the offers our advertisers make available to them, or with the products or services they receive upon redemption of offers, their negative experiences might result in publicity that could damage our reputation, which would harm our efforts to attract and retain members and advertisers.

WE DEPEND ON THE SUCCESSFUL INTRODUCTION OF NEW SERVICES AND FEATURES

     To retain and attract members and advertisers, we believe that we will need to continue to introduce additional services and new features on our web site. These new features and services may require us to spend significant funds on product development and on educating our advertisers and consumers about our new service offerings. New services and features may contain errors or defects that are discovered only after introduction. Correcting these defects may result in significant costs, service interruptions, loss of advertisers' and members' goodwill and damage to our reputation. In addition, our successful introduction of new technologies will depend on our advertisers' ability to adapt to use these technologies, over which we have no control. If we introduce a service or feature that is not favorably received, our current members may use our web site and other services less frequently, our existing advertisers may not renew their contracts, and we may be unable to attract new members and advertisers.

WE MUST BE ABLE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH OPERATORS OF OTHER WEB SITES TO ATTRACT NEW MEMBERS

     We advertise on third-party web sites using banner advertisements to attract potential new members. Competition for banner and sponsorship placements on the highest traffic web sites is intense and we may not be able to enter into these relationships on commercially reasonable terms, or at all. Even if we enter into or maintain our current relationships with other web site operators, those sites may not attract significant numbers of users or increase traffic to our web site. Our business could be harmed if we do not establish and maintain relationships with other web site operators on commercially reasonable terms or if our relationships do not result in additional member registrations on our web site.

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

     Because of the ongoing technical efforts of others in our market and the relatively recent introduction of our technology, we may continue to be involved with one or more of our competitors in legal proceedings to determine the parties' rights to various intellectual property, including the right to our continued ownership of our existing patents. Our failure to prevail in these proceedings could harm our business. See "Item 3 - Legal Proceedings"

     We cannot predict whether other third parties will assert claims of infringement or similar charges against us, or whether any past or future claims will harm our business. We believe that participants in our market are increasingly attempting to obtain patent protection for their business methods. We cannot predict when or if patents will result from these efforts, or whether any of these third parties' patents will cover aspects of our business. The details of currently pending United States patent applications are not publicly disclosed either until the patent is issued or until 18 months from filing, depending on the application filing date. Any third-party claim, with or without merit, could be time-consuming, result in costly litigation and damages, cause us to reduce or alter our services, delay or prevent service enhancements or require us to enter into royalty or licensing agreements.

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

PROTECTING OUR PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS MAY BE COSTLY AND MAY DISTRACT OUR MANAGEMENT

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

     . our ability to receive royalties for use of our patents by third parties may be limited; and

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

     We presently have two lawsuits pending against companies we believe have infringed on our patents. We believe that we have settled our lawsuit with one of these companies, and the court in that case has recently issued an initial report and recommendation concurring with our belief and specifying proposed settlement terms. This litigation has been costly, and, if settlement is not finalized, it is likely to continue over the course of several years. The outcome of these lawsuits, as well as any other lawsuits we may file, may not be favorable to us. We may not prevail and prevent others from infringing on our patents and using our proprietary rights. Furthermore, the companies we have sued have filed counterclaims or separate lawsuits against us seeking damages or to prevent us from using features of our system or business, and both defendants are taking steps in the United States Patent and Trademark Office to contest our patent rights. In one of these cases, the United States District Court for the Northern District of Illinois ruled we did not infringe the patent. An appeal is pending.

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

     LICENSES

     In the future, we may license portions of our intellectual property, including our issued patent or coupon technology. As of March 1, 2002, we have granted licenses to eight competitors under our patent, several on the condition that they restrict their coupon distribution in ways acceptable to us. Several of these license agreements involve the payment to us of royalties or license fees. If the nature or scope of the licenses were disputed, we would need to institute proceedings to enforce our rights under these agreements or under our patent.

WE MAY LOSE BUSINESS OR INCUR LIABILITIES TO OUR ADVERTISERS DUE TO UNCERTAINTIES OR INACCURACIES IN OUR DATABASE INFORMATION

     It is important to our advertisers that we accurately record our members' demographics, track our delivery of offers and advertisements and, in some instances, redemptions of incentives offered through CoolSavings. We have developed systems designed to record information about our members' demographic profiles, usage of our web site and other member information. If these systems do not perform as intended, we may not be able to evaluate accurately our members' household characteristics or the success of an advertiser's promotional campaign. Advertisers' willingness to purchase our services depends in part on the size of our membership base. In addition, in some cases our advertising rates increase as our registered membership increases and some of our advertising contracts require us to maintain or attain specified membership or usage levels. It is difficult to report our membership numbers accurately because some individuals may register more than once under different e-mail addresses, and members of households already registered with us may subsequently register themselves individually. Many of our members were registered on our web site by other members of their households and tend to use our web site less frequently than the members who registered them, if at all. Furthermore, we rely on the accuracy of the demographic, income and other information provided by our registering members. If advertisers perceive our tracking and evaluations to be unreliable or if too much of our members' self-reported information proves to be inaccurate, we may lose current and potential advertisers, suffer erosion in our advertising rates or face disputes over proper advertising charges.

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

     Currently, we compete with direct and promotional marketing companies in several fields:

     .     direct marketers, such as Acxiom and Experian;

     .     promotional marketers, such as Valassis, NewsAmerica, Catalina;

     .     online marketers, such as MyPoints, Yahoo, AOL and YesMail.

     We also face competition from traditional direct marketers, including leading distributors of traditional coupons by mail or newspaper inserts and from companies offering affinity rewards tied to responses to advertisements. A leading distributor of traditional newspaper-insert coupons, which has significant existing relationships with advertisers such as consumer packaged goods companies, has begun to compete against us directly by delivering their promotions over the Internet. We also compete with other web sites, portals and advertising networks, as well as traditional offline media such as television, radio and print, for a share of advertisers' total advertising budgets and for consumers' attention.

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

SOME OF OUR CUSTOMERS ARE INTERNET COMPANIES THAT REPRESENT POTENTIAL
CREDIT RISKS

     Historically, a significant portion of our revenues have been derived from sales of advertising to online retailers and service providers. Many of these advertisers have (and continue to) experience financial difficulties. If these advertisers fail to achieve commercial success, our business may continue to suffer.

OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN HIGHLY SKILLED PERSONNEL MAY SERIOUSLY HARM OUR BUSINESS

     Our future success depends on the continued services of our senior management and other key sales and technical personnel, particularly Matthew Moog, our President and Chief Executive Officer, David Arney, our Chief Financial Officer, John J. Adams, our Chief Operating Officer, Ken Treske, our Chief Marketing Officer, and David Desser, our Vice President of Business Affairs and General Counsel.

     In the past year, we experienced substantial changes to our senior management team. Steven M. Golden, formerly our Chairman and Chief Executive Officer and Paul Case, formerly our Chief Financial Officer, left the senior management team in July 2001. Mr. Golden remains a member of the Board of Directors. Mr. Moog has been Chief Executive Officer since July 2001 in addition to his duties as President; the remaining members of the senior management team either have been hired or promoted to their positions since July 2001. Except for an employment agreement and "key person" life insurance policy with Mr. Moog, we do not have employment agreements with any of our key personnel and maintain no "key person" life insurance policies. The loss of the services of any of our senior management or other key employees would likely have a negative effect on our business, results of operations and financial condition. The changes to our senior management team were disruptive of our business. If our senior management team is unable to work together effectively, our business may be harmed.

     Also in 2001, we experienced a significant contraction in our workforce necessitated by overall economic conditions, and specifically a decline in the demand for direct-marketing services. From a peak of 321 employees in March of 2001, we ended 2001 with 119 employees. Our future success also depends on our ability to identify, attract, retain and motivate highly skilled employees. Competition for the best employees in our industry remains intense. We have occasionally encountered and may continue to encounter difficulties in hiring and retaining highly skilled employees, particularly qualified software developers for our web site and database systems. We may be unable to retain our key employees or identify, attract, assimilate or retain other highly qualified employees in the future, which may in turn harm our business.


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

     Additionally, acts of sabotage, known as denial of service attacks, on prominent, high traffic web sites have caused extended interruptions of service on those web sites. Like other operators of web sites, we could also face system interruptions or shutdown as a result of a denial of service attack. Concerns about the security of transactions conducted on the Internet and consumer privacy may inhibit the growth of the Internet generally, and online commerce in particular. Any compromise of security involving Internet-based transactions could result in negative publicity and deter people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as registering for membership or purchasing goods and services. This could harm our business because most of our advertisers use our services to encourage people to purchase goods or services on the Internet.

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

     Furthermore, the increased use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. If the use of the Internet continues to grow rapidly, the Internet's infrastructure may not continue to support the demands placed on it and its performance and reliability may decline. Interruptions or delays in Internet transmissions may disrupt our members' ability to access advertisers' offers on our web site and our ability to send targeted e-mail, which may in turn seriously harm our business and financial results. We also rely on web browser technology to create and target promotional offers. If access to these web-based systems is interrupted, our ability to disseminate new offers will be impaired, which could cause lost revenues or disputes with our advertisers.

WE RELY ON THIRD-PARTY SERVICE AND EQUIPMENT PROVIDERS, AND ANY DISRUPTION OR FAILURE IN THE SERVICES OR THE COMPUTER HARDWARE THEY PROVIDE WILL HARM OUR BUSINESS

     We rely on a third-party service provider to provide access to our web site and support its operation. Our website infrastructure is co-located at the suburban Chicago facility of Exodus Communications, which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 2001. Any interruption or failure in this service or deterioration in its performance could disrupt our business. Our support arrangement with this provider is for a term of one year and may be canceled on 30 days notice in certain circumstances. In the event this arrangement is terminated, we may not be able to find alternative service providers on a timely basis, on terms acceptable to us or at all, which in turn would harm our business. In addition, we rely on software licenses from third parties. If these licenses are terminated or if such software is no longer supported by its manufacturer, we may not be able to find and install satisfactory alternate software on a timely basis, on terms acceptable to us or at all, which will harm our business.

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

WE MAY BE SUBJECT TO CLAIMS OR REGULATORY INVESTIGATIONS AS A RESULT OF OUR DATA ANALYSIS ACTIVITIES

     The information in our database is an integral part of our business. We have designed our technology infrastructure and services to allow us to aggregate data regarding specific member behavior. We have a privacy policy that governs how we use information about our members. We currently do not sell member-identifying information to third parties without the consent of the member and have no plans to do so in the future. Furthermore, our e-mail notices and newsletters are sent only to members who have elected to receive them. However, some people who receive promotions from us may still be unhappy that we contacted them. In addition, while we strictly protect the identity of individual members, we do provide advertisers with aggregate information regarding member demographics, shopping preferences and past behavior.

     Our use of this aggregated information may cause dissatisfaction among our members or otherwise lead to negative publicity. There has been substantial publicity, governmental investigations and litigation regarding privacy issues involving the Internet and Internet-based advertising. To the extent that our data mining and/or other activities conflict with any privacy protection initiatives or if any private or personally identifiable information is inadvertently made public, we may become a defendant in lawsuits or the subject of regulatory investigations relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, our members. Litigation and regulatory inquiries of these types are often expensive and time consuming and their outcome is uncertain. We may need to spend significant amounts on our legal defense, senior management may be required to divert its attention from other portions of our business, and we may be required to make changes to our present and planned products or services, any of which could materially and adversely affect our business, financial condition and results of operations. If, as a result of any of these proceedings, a judgment is rendered or a decree is entered against us, it may materially and adversely affect our business, financial condition and results of operations.

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

WE MAY BE HARMED IF OUR ADVERTISERS FAIL TO HONOR THEIR PROMOTIONS ON OUR WEB SITE OR TO COMPLY WITH APPLICABLE LAWS

     Our success depends largely upon retailers honoring our electronic and printed coupons and upon advertisers reliably delivering and accurately representing the listed goods and services. We have occasionally received, and expect to continue to receive, complaints from our members about retailers' failure to honor our coupons or about the quality of the goods and services featured in our promotions. These complaints may be accompanied by requests for reimbursement or threats of legal action against us. Any resulting reimbursements or related litigation could be costly for us, divert management attention, increase our costs of doing business or otherwise harm our business, financial condition or results of operations. In addition, our advertisers' promotion of their goods and services may not comply with federal, state and local laws. Our role in facilitating advertisers' sales activities may expose us to liability under these laws. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our web site or business processes, discontinue some of our services or otherwise spend resources to limit our liability.

WE DEPEND ON WIDESPREAD ACCEPTANCE OF ONLINE DIRECT MARKETING AND
PROMOTIONS AND THE CONTINUED GROWTH OF ONLINE COMMERCE

     Our success depends on the continued growth and acceptance by both consumers and advertisers of online direct marketing and other promotional services available through the Internet. Although incentive promotions and direct marketing have been provided for many years through newspaper inserts, direct mailing and other conventional marketing and sales channels, they have only recently been offered on the Internet. Many of our current or potential advertising customers, particularly traditional offline businesses, have little or no experience using the Internet for advertising purposes, and may be reluctant to spend money on our services. As a result, we face a longer sales cycle when dealing with traditional offline businesses. At times, these sales cycles can last more than a year. In addition, some traditional retailers may not readily accept our computer-generated certificates as valid, in part because of their cashiers' lack of familiarity with them and the perceived risk that these coupons can be counterfeited. The other services we offer, including the use of targeted e-mails to alert consumers to savings opportunities, also represent new marketing methods whose acceptance by consumers and advertisers is less certain than traditional marketing methods. Although we do not send unsolicited e-mail, commonly known as "spam," negative public perception associated with "spam" could reduce the demand for our services.

     In addition, we are dependent upon the continued growth of the Internet as a medium for commerce. Demand for services and products sold over the Internet is uncertain for a number of reasons, including concerns related to the security of transactions, network reliability and poor performance. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and reduced usage of the Internet. If use of the Internet does not continue to grow, grows more slowly than expected or does not become a viable commercial marketplace, our business, results of operations and financial condition will suffer.

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

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL DEVELOPMENTS AND EVOLVING INDUSTRY STANDARDS

     The Internet is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements, and changing consumer and advertiser demands. Our future success will depend on our ability to adapt our services to rapidly changing technologies and evolving industry standards and to continually improve the performance, features and reliability of our services. For example, we may be required to adapt our services to be compatible with Internet-connected devices other than traditional personal computers, such as handheld and wireless devices. We may also need to adapt to evolving standards resulting from the convergence of the Internet, television and other media. The widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure.

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

     Laws and regulations that apply to Internet advertising and communications and Internet users' privacy are becoming more prevalent. For example, the United States Congress and Federal Trade Commission have adopted laws and regulations regarding the online collection and use of information from children and the content of Internet communications, and various states regulate e-mail marketing. However, even in areas where there has been some legislative action, the laws governing the Internet remain largely unsettled. There is no single government body overseeing our industry, and some existing state laws have different and sometimes inconsistent application to our business. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, taxation and the need to qualify to do business in a particular state, apply to the Internet and Internet advertising. Also, we have conducted trivia quizzes and other contests and sweepstakes on our web site, which may be subject to gaming and sweepstakes laws. Our attempts to comply with these laws may be inadequate, in part because the effect of these laws on our activities is often unclear.

     We expect that regulation of the Internet and Internet advertising will intensify. New laws could slow the growth in Internet use and decrease the acceptance of the Internet as a commercial medium, which would harm our business. For example, a number of proposals to restrict the collection of information about Internet users and to tax Internet-based transactions are under consideration by federal, state, local and foreign governmental organizations. A three-year federal moratorium on new taxes on internet access expired in October 2001, and was extended in November 2001 for two years. This moratorium does not preempt state tax laws; there is no federal law preempting the levy of state sales taxes to online e-commerce activities. The taxation of online transactions or other new regulations could increase our costs of doing business or otherwise harm us by making the Internet less attractive for consumers and businesses. In addition, existing laws such as those governing intellectual property and privacy may be interpreted to apply to the Internet and Internet advertising.

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

     . require us to redesign our web site, registration process, database or targeting methods, any of which could be expensive and disruptive to our business;

     .     increase the cost of delivering our services to advertisers;

     . require us to qualify to do business in additional jurisdictions, or subject us to liability for having failed to qualify to do business wherever our members reside;

     .     reduce the effectiveness of our targeted promotional services;
           or

     . in some other manner harm our business, results of operations and financial condition.

OUR SERIES B PREFERRED STOCKHOLDERS BENEFICIALLY OWN APPROXIMATELY 56% OF OUR OUTSTANDING CAPITAL STOCK AND HAVE THE ABILITY TO EXERCISE SIGNIFICANT CONTROL OVER US WHICH MAY DETER THIRD PARTIES FROM ACQUIRING US

     As of March 1, 2002, the holders of our Series B Preferred Stock beneficially owned approximately 56% of our outstanding capital stock and had the right to acquire additional shares of stock through the exercise of warrants and purchase options which would, if exercised in full, increase the holders ownership to approximately 72% of our outstanding capital stock. As a result, these stockholders have the ability to control all matters requiring approval by our stockholders, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, pursuant to the terms of our Certificate of Incorporation, the Series B Preferred stockholders are entitled to designate not less than a majority of the Board of Directors of the Company. Among other limitations, without the approval of the holders of at least a majority of the outstanding shares of Series B Preferred Stock, we may not act to:

     .     amend our charter document or our bylaws;

     . merge or consolidate with any other company or sell all or substantially all of our assets;

     . make acquisitions of other businesses or assets or enter into joint ventures or partnerships with other entities that would involve the payment of consideration of $1 million or more;

     . purchase, redeem or otherwise acquire for value any shares of our capital stock (with certain exceptions); or

     . authorize or issue equity securities or securities exercisable for or convertible into equity securities other than for cash and shares issuable upon conversion and exercise of securities outstanding on the date of issuance of the Series B Preferred Stock and shares issuable under the 2001 Stock Option Plan.

     These restrictions provide the holders of the Series B Preferred
Stock with significant control over us and may well discourage others from initiating potential merger, or other change of control transactions, which could cause our stock price to decline.


ITEM 2.  PROPERTIES

     Our executive and operating offices are currently located in Chicago, Illinois, in a 63,408 square foot facility. We occupy 31,919 square feet, have sublet 8,224 square feet, and are attempting to sublet the remaining space. This lease expires in 2010. We lease 3,251 square feet of office space in San Francisco, California, which lease expires on July 31, 2005, and 3,078 square feet of office space in New York City, New York, which expires on June 30, 2005, each for use as a sales office.

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

     On November 15, 1999, Catalina Marketing filed a separate lawsuit against us in the United States District Court for the Middle District of Florida. The complaint alleges that our systems and methods infringe Catalina Marketing's United States Patent No. 4,674,041, and seeks to enjoin us from further infringing its patent. After the case was transferred, the U.S. District Court for the Northern District of Illinois ruled that we did not infringe the '041 patent. An appeal is pending. We intend to defend the action vigorously.

     On February 12, 2000, Supermarkets Online, an affiliate of Catalina Marketing, filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that our systems and methods infringe its United States Patent No. 6,014,634, and seeks unspecified damages and injunctive relief. The lawsuit is currently stayed (except that fact discovery is permitted). This stay may be lifted at any time. We have filed with the Patent and Trademark Office a request for a re-examination of the '634 patent, which request for re-examination was granted in March 2001.

     On August 23, 1999, we instituted a lawsuit in the Northern District of Illinois against Brightstreet.com, Inc. ("Brightstreet") for infringe-ment of our United States Patent No. 5,761,648, seeking unspecified damages and a permanent injunction against further infringement. The defendant has filed counterclaims alleging invalidity and unenforceability of our patent and are seeking unspecified damages and injunctive relief. We believe that we have settled our lawsuit with BrightStreet, and the court has recently issued an initial report and recommendation concurring with our belief and specifying proposed settlement terms.

     Brightstreet has advised us that it is taking steps in the United States Patent and Trademark Office to contest our rights in our United States Patent No. 5,761,648. If Brightstreet is successful, we may lose some or all of our rights in our United States Patent No. 5,761,648.

     On February 15, 2001, we settled our patent infringement lawsuit against H.O.T! Coupons, Inc. in the United States District Court for the Northern District of Illinois for infringement of our Patent No. 5,761,648, "Interactive Marketing Network and Process Using Electronic Certificates." Pursuant to the settlement agreement under which H.O.T! Coupons, Inc. relinquished the right to contest, or assist any person or entity in the contest of, the validity and enforceability of our '648 patent. H.O.T! Coupons, Inc. was granted a limited, non-exclusive, royalty-bearing license.

     The foregoing pending lawsuits, while pending for at least two years, are nevertheless at an early stage (except to the extent we may have reached a settlement in one of the lawsuits) and may not be resolved favorably to us. For example, we may not prevail and prevent others from using our proprietary rights. We may be required to alter or stop selling our services, or to pay costs and legal fees or other damages in connection with these cases and the various counterclaims that have been asserted against us. Our patents or future patents may be found invalid or unenforceable. Furthermore, additional counterclaims, separate lawsuits or other proceedings may be brought against us to invalidate our patents or force us to change our services or business methods.

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

     On December 10, 2001, the holders of the Series B Preferred Stock designated and elected R. Bruce Bradley, Guy R. Friddell III and Karl B. Quist to our Board of Directors.



                                PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

     Our common stock is traded on the Nasdaq Over the Counter Bulletin Board under the symbol "CSAV.OB". From May 19, 2000 through November 20, 2001 our common stock was traded on the Nasdaq National Market System under the symbol "CSAV". The following table presents the per share high and low close prices of our common stock for the periods indicated as reported by the Nasdaq Bulletin Board or the Nasdaq National Market, as the case may be.

                                                    High       Low
                                                   -----      -----
Fiscal Year Ended December 31, 2001
     First Quarter 2001                            $1.94      $0.42
     Second Quarter 2001                            0.52       0.28
     Third Quarter 2001                             0.42       0.15
     Fourth Quarter 2001                            0.25       0.05

Fiscal Year Ended December 31, 2000
     Second Quarter 2000                            7.13       3.06
     Third Quarter 2000                             6.13       2.13
     Fourth Quarter 2000                            2.75       0.47

     On March 1, 2002, the closing sales price of the common stock was $0.13 and our common stock was held by approximately 195 holders of record.

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

     The holders of the Series B Preferred Stock are entitled to receive 8% per annum "in-kind" stock dividends. As of December 31, 2001, 722,886 shares of Series B Preferred Stock are issuable with respect to the accrued, but not declared, dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     Within the period covered by this report, we have issued and sold unregistered securities in the amounts, at the times and for the aggregate amounts of consideration listed as follows:

     In March 2001, the Company issued warrants to purchase 1,050,000 shares of common stock to three accredited investors. Two of those investors are members of the Company's Board of Directors. The warrants had an exercise price of $1.25 per share and were cancelled on November 12, 2001 in conjunction with the sale of the Series C Preferred Stock.

     In July 2001, we issued warrants to Landmark to purchase shares of common stock equaling 19.99% of the equity of the Company at that time (7,818,731 shares). Pursuant to the terms of the warrant, it automatically converted into a warrant to purchase an initial 10,000,000 shares of the common stock of the Company upon Landmark's equity investment in the Company on November 12, 2001.

     On November 12, 2001, the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B Preferred Stock for an aggregate purchase price of $10.1 million. The Series B Preferred Stock is convertible into common stock initially on a one-for-one basis (with anti-dilution protection) and has an 8% quarterly dividend payable in additional shares of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. Landmark also has an option to apply all advances made and interest accrued under the Grid Note to the purchase (at a price per share of $0.1554) of additional shares of Series B Preferred Stock upon the occurrence of certain events.

     As a condition to the consummation of the Landmark Transaction on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) 13 million shares of $0.001 par value Series C Preferred Stock. The Series C Preferred Stock was given in exchange for the Director's Notes, the related accrued interest and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals.

     The recipients of the above securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had access, through their relationship with us, to information about us. The above shares were issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  SELECTED FINANCIAL DATA

     The statement of operations data set forth below for the years ended December 31, 2001, 2000 and 1999 and the balance sheet data as of December 31, 2001 and 2000 have been derived from audited financial statements included elsewhere within this document. The statement of operations data for the period ended December 31, 1998 and 1997 and the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements that do not appear in this report.

     You should read the selected financial data set forth below with the financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.


                                                             Year Ended December 31,
                                 ----------------------------------------------------------------------
                                        2001          2000           1999         1998          1997
                                     ----------    ----------     ----------   ----------    ----------
                                             (in thousands, except share and per share data)
Statement of Operations Data:
  Net revenues. . . . . . . . . .    $   22,173    $   39,866     $   12,916   $    1,143    $      110
  Cost of revenues. . . . . . . .         5,656         7,028          1,818          428           148
                                     ----------    ----------     ----------   ----------    ----------
  Gross profit (loss) . . . . . .        16,517        32,838         11,098          715           (38)
                                     ----------    ----------     ----------   ----------    ----------
  Operating expenses:
    Sales and marketing . . . . .        17,446        41,607         17,838        2,494         1,202
    Product development . . . . .         5,868         7,764          4,503        1,217           719
    General and administrative. .        18,859        22,845          5,890        2,350           766
                                     ----------    ----------     ----------   ----------    ----------
      Total operating expenses. .        42,173        72,216         28,231        6,061         2,687
                                     ----------    ----------     ----------   ----------    ----------
      Loss from operations. . . .       (25,656)      (39,378)       (17,133)      (5,346)       (2,725)
      Interest income (expense),
        net . . . . . . . . . . .          (583)          138            265           40            (3)
      Amortization of debt
       discount . . . . . . . . .        (3,096)        --             --            (435)           (4)
      Other settlement expense. .          (219)        --             --           --            --
      Extraordinary gain. . . . .           327         --             --           --            --
                                     ----------    ----------     ----------   ----------    ----------
      Net loss. . . . . . . . . .    $  (29,227)   $  (39,240)    $  (16,868)  $   (5,741)   $   (2,732)
                                     ==========    ==========     ==========   ==========    ==========

    Loss applicable to common
      shareholders. . . . . . . .    $  (30,658)   $  (59,108)    $  (16,868)  $   (5,741)   $   (2,732)
                                     ==========    ==========     ==========   ==========    ==========
    Historical loss per common
      share, basic and diluted. .    $    (0.78)   $    (1.63)    $    (0.57)  $    (0.27)   $    (0.15)
                                     ==========    ==========     ==========   ==========    ==========
    Weighted average shares used
      to compute historical basic
      and diluted loss per
      common share. . . . . . . .    39,093,660    36,313,759     29,804,681   21,547,177    18,266,572
                                     ==========    ==========     ==========   ==========    ==========





                                                                December 31,
                                 ----------------------------------------------------------------------
                                        2001          2000           1999         1998          1997
                                     ----------    ----------     ----------   ----------    ----------
                                                             (in thousands)
Balance Sheet Data:
  Cash and cash equivalents . . .    $    5,144     $   7,041     $   17,489   $    4,895    $       64

  Working capital (deficit) . . .       (10,761)       (1,623)        15,703        3,788          (886)

  Total assets. . . . . . . . . .        17,964        29,150         29,590        6,371           353

  Long-term debt,
    including current portion . .        14,281         4,389            878          300           241

  Total convertible redeemable
    preferred stock . . . . . . .        12,058         --             --           --            --

  Total shareholders' equity
    (deficit) . . . . . . . . . .       (15,023)        9,743         19,120        4,594          (775)





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     CoolSavings is an online direct marketing and media company that provides smarter solutions to connect marketers to their target consumers using industry-leading analytics and incentive technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. With a database of more than 17 million registered consumers as of March 1, 2002, we supply marketers with a single resource for accessing and engaging a dynamic group of shoppers. Through our customized, integrated direct marketing and media products, advertisers can target a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, trial offers, samples, sales notices and gift certificates, to promote sales of products or services and drive customers into brick-and-mortar stores or online web sites. In addition, our proprietary database technology tracks consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with an unprecedented breadth of sophisticated consumer data from which to make smarter marketing decisions.

     Our web site, coolsavings.com, offers consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including brick-and-mortar retailers, online retailers, consumer packaged goods manufacturers, travel and financial service providers.

     We were incorporated as Interactive Coupon Marketing Group, Inc. in Michigan in December 1994. In November 1998, we changed our corporate name to coolsavings.com inc. In September 2001, we merged with and into CoolSavings, Inc., a Delaware corporation and our wholly-owned subsidiary.

RECENT DEVELOPMENTS

     In 2001, we entered into a series of transactions with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") whereby Landmark made loans to and an equity investment in CoolSavings. This series of transactions resulted in a change in control of the Company.

Landmark's principal business interests are in the media industry, and it owns and operates entities engaged in newspaper and other print publishing, television broadcasting and cable television programming services. It has experience in building value and improving operating, marketing and financial performance in companies that it owns or controls.

     SENIOR SECURED NOTE

     Landmark has loaned to us $5.0 million pursuant to a senior secured note (the "Senior Secured Note"), which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Note and Senior Secured Loan are governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement"). In connection with the Senior Secured Loan, we also issued Landmark a warrant to purchase shares of our common stock. The warrant was exercisable for 10.0 million shares of our common stock at an exercise price of $0.50 per share at November 12, 2001. The exercise price of the warrant will increase to $0.75 per share on July 30, 2005 if not previously exercised. The loan bears interest at 8% per annum, which interest accrues quarterly and is payable "in-kind". The in-kind interest payment is effected by adding the accrued interest to the principal of the Senior Secured Note and increasing the number of shares of common stock that may be purchased under the warrant by two shares for each dollar of interest accrued under the Senior Secured Note. As of December 31, 2001, the principal and interest owed under the Senior Secured Loan was $5.2 million and the related warrant was exercisable for approximately 10.1 million shares. The Senior Secured Note is secured by a second lien on all of our assets.

     The Amended and Restated Loan Agreement contains financial covenants and affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of the note holder.

     GRID NOTE

     Landmark has also funded additional amounts to us pursuant to a grid note, as amended (the "Grid Note"). The Grid Note is also governed by the terms of the Amended and Restated Loan Agreement. The Grid Note bears interest at 8% per annum, is payable on demand, and may evidence up to $20.0 million in advances.

     In connection with funding the advances under the Grid Note, Landmark has reserved its rights with respect to defaults by us of certain provisions of the Purchase Agreement (defined below) and Amended and Restated Loan Agreement. We call these defaults the "Existing Defaults." The Existing Defaults include our failure to initially comply with the collateral base covenant in our forbearance agreement with American National Bank and the following defaults that have not been and cannot be cured (and will result in continuing defaults):

     . the failure of at least 1.4 million members to access our web site in the period between July 19 and August 17, 2001 (a requirement of the Purchase Agreement);

     . our failure to achieve a prescribed amount of billings in the month of July, 2001 (a requirement of the Amended and Restated Loan Agreement); and

     . our failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities, in each case as of July 31, 2001 (requirements of the Amended and Restated Loan Agreement).

     Although its occurrence makes it an Existing Default, we have cured the default under the forbearance agreement with American National Bank. Because Landmark has reserved its rights with respect to the Existing Defaults, and because we cannot cure certain of the Existing Defaults (because of the nature of such Existing Defaults), Landmark may at any time terminate the Amended and Restated Loan Agreement and require us to repay to Landmark all outstanding debt incurred under the Amended and Restated Loan Agreement (plus accrued and unpaid interest). Before we can make any such payments to Landmark, we must pay all amounts owing to American National Bank under our credit facilities with it or obtain American National Bank's consent to or waiver of the required payments to Landmark. In addition, if Landmark terminates the Purchase Agreement and the Amended and Restated Loan Agreement, our banks can terminate the forbearance agreements and immediately accelerate the debt we owe them.

     During the third and fourth quarter of 2001, Landmark loaned to us an aggregate of $16.5 million under the Grid Note. On November 12, 2001, Landmark, pursuant to the Securities Purchase Agreement between us and Landmark, dated November 12, 2001 (the "Purchase Agreement"), exercised their right to apply $10 million of the principal and $0.1 million of accrued interest to the purchase of 65,057,936 shares of our $0.001 par value Cumulative Convertible Series B Preferred Stock (the "Series B Preferred Stock"). In February 2002, Landmark loaned to us an additional $1.5 million under the Grid Note, bringing the current outstanding principal balance to $8.0 million. Under the terms of the Purchase Agreement, Landmark may require that any amount funded under the Grid Note be applied to purchase additional shares of our Series B Preferred Stock at $0.1554 per share.

     We have obtained all of our most recent funding from Landmark under the Grid Note to support our operations. Landmark was not obligated to fund those additional advances and did so at its discretion. Landmark may demand payment in full under the Grid Note at any time as well as accelerate and demand payment under the Senior Secured Note as a result of the Existing Defaults. Due to default events under the Amended and Restated Loan Agreement, as of December 31, 2001, the Series B Preferred Stock was redeemable in whole or in part at the holder's election at the stated value of $0.1554 per share plus accrued but unpaid dividends.


SALE OF SERIES B PREFERRED STOCK

     On November 12, 2001, we issued to Landmark 65,057,936 shares of our Series B Preferred Stock pursuant to the terms of the Purchase Agreement. Landmark purchased the Series B Preferred Stock, at a purchase price of $0.1554 per share, by applying $10.0 million of principal and $0.1 million of interest under the Grid Note to offset the complete purchase price of the shares of our Series B Preferred Stock. As of March 1, 2002, Landmark holds 65,780,822 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), holds a warrant to purchase 10,175,556 shares of our common stock and has the right to apply amounts funded under the Grid Note and accrued interest to purchase 57,280,571 shares of our Series B Preferred Stock. Landmark's ownership will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Note, respectively, and through their ability to purchase additional shares of Series B Preferred Stock by funding additional advances under the Grid Note.

TERMS OF THE SERIES B PREFERRED STOCK.

     The terms of the Series B Preferred Stock are set forth in their entirety in our Certificate of Incorporation. The Series B Preferred Stock ranks senior (with respect to, among other things, dividends, redemption and liquidation payments) to the Series C Preferred Stock (defined below), the common stock and any future preferred stock of CoolSavings. The following discussion briefly summarizes the preferential rights of the Series B Preferred Stock.

     DIVIDENDS AND LIQUIDATION PREFERENCE

     Dividends accrue on the shares of Series B Preferred Stock at the rate of 8% per annum, payable quarterly in additional shares of Series B Preferred Stock. Dividends are cumulative and will continue to accrue whether or not declared. As of December 31, 2001, 722,866 shares of Series B Preferred Stock are issuable with respect to accrued, but not declared, dividends.

     On liquidation, holders of Series B Preferred Stock are entitled to be paid the greater of the amount per share that would have been payable if each share of Series B Preferred Stock had been converted to common stock or the stated value ($0.1554 at the time of issuance, subject to anti-dilution adjustments) for each share of Series B Preferred Stock plus the amount of any accrued but unpaid dividends thereon before holders of the Series C Preferred Stock and common stock receive a distribution. At the election of the holders of the Series B Preferred Stock, a merger or consolidation that effects our change of control or a sale of all or substantially all of our assets may be deemed to be a liquidation.

     CONVERSION RIGHTS

     Each share of Series B Preferred Stock, plus any shares issuable as accrued but unpaid dividends thereon, is convertible at the holder's option into the number of shares of common stock obtained by dividing the stated value of a share of Series B Preferred Stock ($0.1554) by the conversion price ($0.1554 at the time of issuance, subject to anti-dilution adjustments).

     The conversion price and conversion ratio are subject to "full ratchet" adjustment upon certain events. This means, for example (and excluding exceptions), that if we issue any shares of common stock for less than the conversion price or issue convertible or derivative securities with an exercise or conversion price less than the conversion price of the Series B Preferred Stock, the conversion price and conversion ratio are reduced to the price at which such new securities were issued.

     REDEMPTION.

     CoolSavings' Election. Shares of Series B Preferred Stock are redeemable in whole, at our election, after the seventh anniversary of the issuance of the Series B Preferred Stock, at their stated value of $0.1554 per share plus accrued but unpaid dividends through the redemption date. Our ability to redeem the shares of Series B Preferred Stock is subject to the following:

     . our common stock must have traded at or above $3.00 per share for 20 consecutive trading days (and during at least 60 of the 80 trading days immediately prior to the redemption date);

     . we must have on file, or agree to file and make effective within 30 days of redemption a registration statement with the SEC registering for resale the shares of common stock underlying the Series B Preferred Stock;

     . we shall have paid any outstanding debt to Landmark in full; and

     . there are no securities outstanding that are junior in ranking to the Series B Preferred Stock (except common stock).

     Holders' Election. Due to default events under the Amended and Restated Loan Agreement, as of December 31, 2001, the Series B Preferred Stock was redeemable in whole or in part at the holder's election at the stated value of $0.1554 per share plus accrued but unpaid dividends.

     VOTING RIGHTS AND BOARD OF DIRECTORS

     Each share of Series B Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series B Preferred Stock and accrued dividends thereon is convertible, from time to time. The holders of the Series B Preferred Stock are entitled to vote together with holders of common stock at any meeting of our stockholders on any and all matters presented to our stockholders for consideration. In addition to their right to vote in the general election of members of our Board on an as-converted basis, the holders of the Series B Preferred Stock are entitled to designate, and vote separately as a single class for the election of, a majority of our Board (and the number of seats elected exclusively by the Series B Preferred Stock shall be automatically increased to such greater number as may be proportionate to the Series B Preferred Stock's percentage ownership interest in the Company, calculated on an as-converted basis). The holders of Series B Preferred Stock also have special voting rights where we are prohibited from taking certain actions without their consent, including but not limited to, amending our charter documents, entering into business transactions, authorizing or issuing securities (except in limited circumstances), entering into related party transactions, hiring or terminating key executive officers and amending the terms of our forbearance agreements with our banks.

SALE OF SERIES C PREFERRED STOCK

     As a condition to the consummation of the Landmark Transaction on November 12, 2001, we issued to three individuals, two of whom are directors of the Company, 13.0 million shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") in exchange for $2.1 million of our 8% Senior Subordinated Convertible Notes ("Director Notes"), due March 1, 2006, accrued interest, and warrants to purchase 1,050,000 shares of common stock which were previously issued to such individuals with the Director Notes.

TERMS OF THE SERIES C PREFERRED STOCK

     The terms of the Series C Preferred Stock are set forth in their entirety in our Certificate of Incorporation. The Series C Preferred Stock ranks junior (with respect to dividends and liquidation payments) to the Series B Preferred Stock but senior to the common stock.

     DIVIDENDS

     The Series C Preferred Stock will not accrue dividends. Dividends may be declared and paid on the Series C Preferred Stock from funds lawfully available as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding preferred stock, including the Series B Preferred Stock.

     CONVERSION RIGHTS

     Each share of Series C Preferred Stock is convertible, at the holder's option, into the number of shares of common stock obtained by dividing the stated value of a share of Series C Preferred Stock ($0.1665) by the conversion price ($0.1665 at the time of issuance, subject to anti-dilution adjustments).

     The conversion price and conversion ratio are subject to "weighted average" adjustment upon certain events. This means, for example (and excluding exceptions), that if we issue common stock for less than the conversion price or issue convertible or derivative securities with an exercise or conversion price less than the conversion price of the Series C Preferred Stock, the conversion price and conversion ratio are reduced to the price derived from the weighted average of the price at which all such new securities were issued.

     REDEMPTION

     Shares of Series C Preferred Stock are redeemable in whole, at our election, at any time after the shares of Series B Preferred Stock have been redeemed or after the third anniversary of the date of issuance, if the holders of a majority of the shares of Series B Preferred Stock consent, at the stated value ($0.1665 at the time of issuance, subject to anti-dilution adjustments) for each share of Series C Preferred Stock plus a cash amount per share equal to eight percent (8%) per annum of the Series C Preferred Stock stated value.

     VOTING RIGHTS

     Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock is convertible. The holders of Series C Preferred Stock are entitled to vote together with holders of common stock at any meeting of our shareholders on any and all matters presented to the shareholders for consideration.

     LIQUIDATION PREFERENCE

     On liquidation, after the payment of the preferred distribution to the holders of the Series B Preferred Stock, holders of Series C Preferred Stock are entitled to be paid the greater of: (1) the amount per share that would have been payable if each share of Series C Preferred had been converted to common stock, or (2) the stated value ($0.1665 at the time of issuance, subject to anti- dilution adjustments) for each share of Series C Preferred Stock plus a cash amount per share equal to eight percent (8%) per annum of the Series C Preferred Stock stated value before holders of common stock receive a distribution. At the election of the holders of the Series C Preferred Stock, a change of control of CoolSavings or a sale of all or substantially all of our assets may be deemed to be a liquidation, provided the holders of the Series B Preferred Stock have elected to have such event constitute a liquidation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are more fully described in
Note 1 of our Notes to Financial Statements. The financial statements have been prepared with generally accepted accounting principles. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require significant judgements by our management. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates and judgements on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting policies are as follows:

     .     revenue recognition

     . estimating sales credits and the allowance for doubtful accounts

     .     capitalization of website development costs

     .     valuation of long-lived and intangible assets

     Revenue recognition. We recognize revenue from the sale of products and services when a contract has been signed, the product or service has been provided, the fee is fixed and determinable and the collection of the
resulting receivable is reasonably assured.   We assess whether the fee is
fixed and determinable based on contract terms for particular products and services. If the product or service being provided is derived from activity recorded on our website, we are able to determine the quantity and value based on contract terms. If the product or service is exclusively dependent on tracking from a customer's website, the revenue is recognized upon confirmation of the product or service delivered from the customer. Revenue subject to time-based contracts is recognized ratably over the duration of the contract. Deferred revenue represents the portion of revenue that has not been recognized related to time based contracts. For contracts based on certain performance or delivery criteria, revenue is recognized in the month performance is delivered to the customer.

     Estimating sales credits and the allowance for doubtful accounts. Sales credits arise in the ordinary course of business. Adjustments to the actual billing may arise due to variances in the systems tracking devices between us and our customers. We estimate this difference to be approximately 1% of sales and therefore have established a credit memo reserve as a reduction to the recorded revenue on a monthly basis. The adequacy of this reserve is monitored and adjusted as customer trends and economic trends develop. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments, current economic trends and changes in payment terms when evaluating the adequacy of the allowance for doubtful accounts. Many of these customers have and continue to experience financial difficulties. If these customers fail to achieve or maintain commercial success, our business may continue to suffer.

     Capitalization of website development costs. The cost of developing and enhancing the functionality of the website, including costs incurred to ensure links to databases and media sources are working properly, are capitalized and amortized over 24 months. Management performs periodic reviews of the continued use of web site functionality in future periods and the related development costs that are being or have been capitalized. Write-offs of current and previously capitalized costs and the related amortization are recognized in the period management decides there is no future need for the functionality. This write-off could have a significant negative impact on our earnings.

     Valuation of long-lived and intangible assets. We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not
be recoverable.   If the future cash flows (undiscounted and without
interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.

Although we have not recorded any impairment losses to date, there can be no assurance that we will not record one in the future. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

HOW WE GENERATE REVENUE

     ONLINE DIRECT MARKETING SERVICES REVENUE

     We generate substantially all of our revenues by providing online marketing services to our advertisers.

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

     Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and may include earlier termination provisions. In 2001, our largest advertiser accounted for 12.7% of our revenues and our top five advertisers together accounted for approximately 26.2% of our revenues.

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

     Online direct marketing services revenue also includes barter transactions, where we exchange advertising space on our web site or in e-mails for reciprocal advertising space or traffic on other web sites. Revenue from these barter transactions is recorded at the estimated fair value of the advertisements delivered and is recognized when the advertisements are included on our web site or in our e-mails. Prior to January 2000, barter transactions were recorded at the fair value of the goods or services provided or received, whichever was more readily determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. For the year ended December 31, 2001, barter revenue was less than 5% of net revenues.

     LICENSING REVENUE

     We license portions of our intellectual property, including our issued patents, to third parties. Approximately 1% of our revenues were generated from royalty and license fees and other miscellaneous sources during the year ended December 31, 2001.

     BARTER REVENUE

     We recognize barter revenue from transactions in which we exchange promotion or direct marketing services for advertising. Barter revenue is recognized based upon similar cash transactions which have occurred within the last six months prior to the date of the barter transaction.

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

     PRODUCT DEVELOPMENT

     Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including the salaries, amortization of capitalized website development costs, and related expenses for our technology department, as well as costs for contracted services and equipment.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs.

     RESULTS OF OPERATIONS

     We have incurred significant losses since our inception. As of December 31, 2001, our accumulated deficit was approximately $89.6 million.

We expect to continue to incur operating losses during 2002, See "- Liquidity and Capital Resources" below, and "Item 1. Business - Factors That May Affect Future Results" above.

     The following statements of operations are presented on a percentage of net revenues basis.

                                         For the Year Ended
                                             December 31,
                                -----------------------------------
                                     2001       2000        1999
                                  ---------- ----------  ----------
Net revenues. . . . . . . . . . .     100.0%     100.0%      100.0%
Cost of revenues. . . . . . . . .      25.5%      17.6%       14.1%
                                  ---------- ----------  ----------
Gross profit. . . . . . . . . . .      74.5%      82.4%       85.9%
                                  ---------- ----------  ----------

                                         For the Year Ended
                                             December 31,
                                -----------------------------------
                                     2001       2000        1999
                                  ---------- ----------  ----------
Operating expenses:
  Sales and marketing . . . . . .      78.7%     104.4%      138.1%
  Product development . . . . . .      26.5%      19.5%       34.9%
  General and administrative,
   inclusive of $3.7 million of
   expense related to forgiveness
   of notes receivable, including
   interest, for 2001 and $4.0
   million of compensation
   related to stock options
   for 2000 . . . . . . . . . . .      85.0%      57.3%       45.6%
                                  ---------- ----------  ----------
Total operating expenses. . . . .     190.2%     181.2%      218.6%
                                  ---------- ----------  ----------

Loss from operations. . . . . . .    -115.7%     -98.8%     -132.7%

Other income (expense):
  Interest and other income . . .       1.2%       2.9%        3.8%
  Interest expense. . . . . . . .      -3.8%      -1.1%       -1.7%
  Other settlement expense. . . .      -1.0%        --          --
  Amortization of debt discount .     -14.0%        --          --
  Interest expense representing
    beneficial conversion
    feature of convertible debt .        --       -1.4%         --
                                  ---------- ----------  ----------
Total other income (expense). . .     -17.6%       0.4%        2.1%
                                  ---------- ----------  ----------

Loss before income taxes and
  extraordinary gain. . . . . . .    -133.3%     -98.4%     -130.6%

Income taxes. . . . . . . . . . .        --         --          --
                                  ---------- ----------  ----------
Loss before extraordinary gain. .    -133.3%     -98.4%     -130.6%

Extraordinary gain. . . . . . . .       1.5%        --          --
                                  ---------- ----------  ----------
Net loss. . . . . . . . . . . . .    -131.8%     -98.4%     -130.6%

Deemed dividend representing
 the beneficial conversion
 feature of Series A Preferred
 Stock. . . . . . . . . . . . . .        --      -49.9%         --
Accretion of convertible
 redeemable Series B Preferred
 Stock to redemption value. . . .      -6.0%        --          --
Cumulative dividend on Series B
  Preferred Stock . . . . . . . .      -0.3%        --          --
Accretion of PIK dividend on
  Series B Preferred Stock. . . .      -0.2%        --          --
                                  ---------- ----------  ----------
Loss applicable to common
  shareholders. . . . . . . . . .    -138.3%    -148.3%     -130.6%
                                  ========== ==========  ==========

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     NET REVENUES

     Net Revenue decreased 44% to $22.2 million in 2001 compared with $39.9 million in 2000. The revenue decrease was attributable to the slowing economy, which caused reduced advertising spending in general, increased downward pricing pressure from competitors, and our cash constraints, which reduced our ability to invest in marketing to attract new members. Barter revenue and corresponding advertising costs of $1,070, were recognized in 2001 compared to $2,300 in 2000.

     COST OF REVENUES AND GROSS PROFIT

     Cost of Revenues decreased to $5.7 million in 2001 from $7.0 million in 2000, or a decrease of 19%. Gross profit decreased as a percentage of net revenues to 75% in 2001, from 82% in 2000. The decrease in gross profit reflects the downward pricing pressure. In addition, our cost reduction efforts did not keep pace with the decrease in revenue. The full impact of our cost reduction efforts during the second half of 2001 will not be realized until 2002.

     OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased to $17.4 million in 2001 from $41.6 million in 2000, or a decrease of 58%. We eliminated the spending on broadcast and cable television advertising which contributed $10.9 million of savings in 2001. We reduced spending on advertising to attract new members in 2001 by $9.9 million. The remaining expense reduction was achieved through personnel and personnel-related cost reductions.

     Product Development. Product development expenses decreased to $5.9 million in 2001 from $7.8 million in 2000, or a decrease of 24%. We eliminated the spending on outside consulting for our website development efforts in the first half of 2001 resulting in a $4.4 million cost reduction. This reduction was offset by the full year impact of amortization expense related to our capitalized website development costs of $1.5 million and the write off of website development costs of $0.8 million. The remaining expense reduction was achieved through personnel and personnel related cost reductions.

     General and Administrative. General and administrative expenses decreased to $18.9 million in 2001 from $22.8 million in 2000, or a decrease of 17%. The decrease is attributable to a decrease in salaries and bonuses of $2.4 million, a decrease in professional fees of $2.0 million, a decrease in recruiting costs of $1.9 million and $1.7 million in gains on settlements of accounts payable. These expense reductions were partially offset by a $1.0 million severance obligation to a former executive, third party transaction costs incurred of $0.7 million, increases in bad debt expense of $0.7 million and increases in facility costs of $0.6 million. The 2001 general and administrative expenses included a charge of $3.7 million related to the forgiveness of notes receivable to current and former Directors of the Company. The 2000 general and administrative expenses includes a stock-based compensation charge of $4.0 million related to the termination and consulting agreement with a former President. The remaining difference was achieved through a reduction in general office expenses.

     OTHER INCOME (EXPENSES), NET

     Net Interest Expense. During 2001, we incurred net interest expense of $0.6 million as compared to net interest income of $0.1 million in 2000, which included a $0.6 million beneficial conversion charge related to our convertible debt. During 2001, we earned significantly lower interest income due to the reduced capital available for investment compared to 2000. Also, during 2001, we incurred interest expense related to the Senior Subordinated Convertible Notes, the Senior Secured Loan and the Grid
Note in the amount of $0.4 million.

     Amortization of Debt Discount. During 2001, we were in default of the debt covenants in our debt agreement with Landmark. Therefore, the debt discount of $3.0 million was immediately amortized to reflect the debt at its callable value. Additionally, we recorded $0.1 million in amortization expense related to the debt discount on the Director Notes.

     Other Expense Settlement. In 2001, we accepted a mediation award with a non-operating business related lawsuit pursuant to which the Company paid the plaintiff the sum of $0.2 million.

     INCOME TAXES

     On November 12, 2001, as result of the issuance of Series B Preferred Stock to Landmark, the Company triggered tax rules at Section 382 of the Code, which limit the ability of the Company to offset taxable income earned subsequent to this date with the Company's pre-November 12, 2001 net operating losses. No pre-November 12, 2001 net operating losses can be utilized by us to offset taxable income in future periods. As of the period ended December 31, 2001, we had cumulative tax net operating losses of $3.4 million. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset. Accordingly, there is no provision for income taxes for the years ended December 31, 2001, 2000 and 1999, respectively.

     EXTRAORDINARY GAIN

     Contemporaneously with the Landmark Transaction, the Convertible Subordinated Promissory Notes and warrants of $2.1 million of face value plus accrued interest of $0.2 million were converted to Series C Preferred Stock. The fair market value of the Series C Preferred Stock was determined to be $2.0 million resulting in an extraordinary gain of $0.3 million to the Company for early extinguishment of debt.

     NON-CASH CHARGES

     During 2001, we incurred $1.4 million in charges related to the accretion of convertible redeemable Series B Preferred Stock to its redemption value, the recording of the paid-in-kind dividend accrual on the Series B Preferred Stock and the accretion of the paid-in-kind dividend accrual. During 2000, we incurred a $19.9 million charge for the beneficial conversion of our pre-initial public offering shares of Series A convertible preferred stock into post initial public offering common stock.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     NET REVENUES

     Net revenues increased 209% to $39.9 million in 2000 from $12.9 million in 1999. The revenue increase was attributable to our continued ability to rapidly expand our member base, to sign up additional offline and online advertisers, and to expand programs with existing advertisers into more comprehensive promotion programs, including targeted e-mail, category newsletters, printable coupons, e-coupons, savings notices, rebates, lead generation, loyalty points and free samples. Our member base grew to approximately 12 million registered members at December 31, 2000 from approximately 5 million at December 31, 1999.

     COST OF REVENUES AND GROSS PROFIT

     Cost of revenues increased to $7.0 million in 2000, from $1.8 million in 1999. Gross profit decreased as a percentage of net revenues to 82% in 2000, from 86% in 1999. The absolute dollar increase in cost of revenues was primarily due to increased costs for incentive points and gift certificates, costs related to building our server and networking infrastructure in response to the growth in activity by our members, and the hiring of additional operations personnel to service our increased advertiser base.

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

     Product Development. Product development expenses increased to $7.8 million, or 20% of net revenues, in 2000, from $4.5 million, or 35% of net revenues, in 1999. On July 1, 2000 we adopted the provisions of EITF 00-2 ("Accounting for Web Site Development Costs") and capitalized $2.7 million of web site development costs incurred on projects in process at December 31, 2000. For prior periods through June 30, 2000, all product development expenditures were expensed as incurred. The absolute dollar increase in product development expenses was primarily due to expenditures related to third-party technical consultants and the hiring of additional personnel to enhance the features and functionality of our web site, less the effect of capitalized web site development costs. The decrease in product development expenses as a percentage of net revenues is a result of the growth in net revenues and the capitalization of web site development costs in 2000.

     General and Administrative. General and administrative expenses increased to $22.8 million, or 57% of net revenues, in 2000, from $5.9 million, or 46% of net revenues, in 1999. The absolute dollar increase in general and administrative expenses was primarily due to a $4.0 million stock compensation charge recorded in 2000 and the hiring of additional personnel to support the growth of our business and recruiting costs related to filling key management positions, as well as increased legal fees, costs associated with our initial public offering, and additional provisions for doubtful accounts. General and administrative expenses increased as a percentage of net revenues due to slightly faster growth in expenses than the growth in net revenues. In 2000, we incurred higher occupancy expense associated with our move to a larger office space and we expanded our administrative systems to support our growth and operations as a public company. On December 30, 1999, we entered into a termination and consulting agreement with our former President. In conjunction with the termination and consulting agreement, we agreed, effective January 6, 2000, to extend the expiration date of the former president's options to purchase an aggregate of 661,250 shares of the Company's common stock at a price of $2.17 per share until the first anniversary of the termination of the consulting agreement. The extension of the stock option agreements resulted in a remeasurement of the compensation cost associated with the stock options. Accordingly, a total non-cash compensation charge of $4.0 million was recognized on a straight-line basis during 2000.

     Interest Income, Net. Interest income, net, includes income from our cash and investments and expenses related to our financing obligations. Interest income, net, decreased to $0.1 million in 2000, from $0.3 million in 1999. The decrease in net interest income is attributable to higher interest expense on borrowings under our credit facilities and a beneficial conversion charge of $0.6 million, partially offset by interest earned on excess cash invested.

     INCOME TAXES

     As of December 31, 2000, we had approximately $63.2 million of federal and state net operating loss carryforwards.

     NON-CASH CHARGES

     During the fiscal year 2000, we incurred a $19.9 million charge for the beneficial conversion of our pre-initial public offering shares of Series A convertible preferred stock into post initial public offering common stock, and a $0.6 million charge for the beneficial conversion of our pre-initial public offering convertible subordinated notes into post initial public offering common stock.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY AND CAPITAL RESOURCES

     Since our inception we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In May 2000, we completed an initial public offering of 3.3 million shares of our common stock, resulting in net proceeds to us of approximately $20.0 million. In March 2001, we received the proceeds from the sale of our convertible subordinated promissory notes and warrants in the amount of $2.1 million. In June and July 2001, we received the proceeds of $5.0 million in loans from Landmark. In addition, Landmark funded an additional $10.0 million through October 31, 2001 to us under the Grid Note, which amount plus accumulated interest was applied to the purchase of 65,057,936 shares of Series B Preferred Stock on November 12, 2001. This transaction resulted in Landmark becoming a related party. As of December 31, 2001, Landmark has voting control of the Company. In addition, we are in default under the covenants of the Stock Purchase Agreement and Loan Agreement, thereby giving Landmark the right to demand repayment of the outstanding Senior Secured Note and the Grid Note borrowings. The Series B Preferred Stock issued is redeemable at Landmark's option at any time. We received proceeds of $4.0 million and $2.5 million in additional borrowings from Landmark under the Grid Note on November 30, 2001 and December 24, 2001, respectively. At December 31, 2001 we had approximately $5.1 million in cash and cash equivalents.

     Our operations have generated negative cash flows in each year of our existence. In the fourth quarter of fiscal year 2000 we implemented a cost reduction plan. This plan included a significant decrease in offline marketing expenditures and a reduction in salaried personnel and third party technical consultants. We further reduced salaried personnel and marketing expenditures in the second half of 2001. We believe that this plan will significantly reduce operating expenses and have a positive effect on cash flow.

     However, even with our cost reduction plan in place we do not expect to reach our goal of cash positive operations during 2002 unless market conditions in our industry improve significantly and we are successful in our efforts to increase our revenues while we maintain or increase our profit margins. As a result, we expect that we will require additional debt or equity financing during 2002. On February 28, 2002, we borrowed $1.5 million from Landmark under the Grid Note. Although Landmark has funded our cash needs it is under no obligation to continue to do so and there can be no assurance that we will be successful in obtaining adequate funds for operations in the future. Our independent auditors have issued their report on our financial statements for 2001 with an explanatory paragraph. This paragraph describes the uncertainty as to our ability to continue as a going concern. If adequate funds are not available to us on acceptable terms, or if Landmark exercises its rights to accelerate payment under our obligations to Landmark, we will be unable to operate our business. See "Item 1. Business - Factors That May Affect Future Results" above.

     Net cash used in operating activities was $16.5 million in 2001 and $25.5 million in 2000.

     Net cash used in investing activities was $3.2 million in 2001 and $9.6 million in 2000. In both periods, net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our website.

     Net cash provided from financing activities was $17.9 million in 2001 and $24.6 million in 2000. Net cash provided from financing activities in 2001 can be attributed to the net proceeds of the issuance of our convertible subordinated promissory notes in the amount of $2.1 million, $1.2 million of proceeds from borrowings under our lines of credit, $0.3 million in loans from one of our directors and $21.5 million in proceeds from Landmark -- $5.0 million under the Senior Secured Loan, $10.0 million in connection with its purchase of Series B Preferred Stock, and $6.5 million under the Grid Note. We invest these proceeds in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities until used.

     We have two separate credit facilities under which we had an aggregate of $1.9 million borrowed, and $2.0 million in letters of credit outstanding at December 31, 2001.

     Under the credit facility with American National Bank (the "ANB Facility") we have one term loan and one $3.0 million revolving credit line. The term loan, which had an outstanding balance of $0.4 million at December 31, 2001, is payable in installments. The revolving credit line, which had an outstanding balance of $1.2 million at December 31, 2001, is also payable in installments. The outstanding balance under the term loan bears interest at the bank's prime rate plus 1.25% (6.00% at December 31, 2001). The borrowings outstanding under the revolving line of credit bear interest at the bank's prime rate plus 1.00% (5.75% at December 31, 2001). Additionally, we had $1.7 million (net of restricted cash requirements) of letters of credit outstanding under the line to collateralize lease deposits on its office facilities. These letters of credit reduce the amount of borrowings available to the Company under the line dollar for dollar. We have $0.1 million available under the revolving credit line as of December 31, 2001. Borrowings are collateralized by substantially all of our assets.

     On June 15, 2001, we entered into a Forbearance and Reaffirmation Agreement with American National Bank, which was amended by a letter agreement dated July 27, 2001 ("ANB Forbearance Agreement"), wherein American National Bank agreed to forbear from accelerating borrowings under the ANB Facility for certain stated defaults based on the continued compliance with the terms of the ANB Forbearance Agreement. The terms included an accelerated principal payment schedule with respect to the ANB Facility. This accelerated payment schedule requires us to pay an additional $0.2 million in principal per month and the entire indebtedness on or before December 31, 2002.

     Under the credit facility with Midwest Guaranty Bank (the "Midwest Facility"), we have a $1.0 million equipment line of credit. At
December 31, 2001, there was $0.3 million outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at December 31, 2001 was 9.0%. Borrowings are collateralized by the specific equipment purchased and are payable in installments.

     On June 12, 2001, we entered into a Forbearance Letter Agreement with Midwest Guaranty Bank, and on July 27, 2001, we entered into a Loan Forbearance and Reaffirmation Agreement with Midwest Guaranty Bank (collectively, the "Midwest Forbearance Agreement"). Midwest Guaranty Bank agreed to forbear from accelerating the Midwest Facility for certain stated defaults based on our continued compliance with the terms of the Midwest Forbearance Agreement, which include an accelerated principal payment schedule of $5,000 per month. The entire indebtedness under the Midwest facility is to be paid on or before October 31, 2002.

     The Senior Secured Loan due to related party, Landmark, is payable on June 30, 2006 and bore interest at 12.0% per annum until November 12, 2001 at which time the interest rate was reduced to 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary if certain conditions are met. The agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of Landmark.

     At December 31, 2001, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the loan is immediately due and payable at the option of Landmark, including accrued interest. Accordingly, we have reclassified the Senior Secured Loan as currently payable as of December 31, 2001, including the paid-in-kind interest which has been compounded on the principal balance, totaling $5.2 million.

     In connection with the Senior Secured Loan, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part immediately. The warrant contains a net exercise feature and was exercisable for 10.0 million shares of our common stock at an exercise price of $0.50 per share at November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). We are obligated to increase the number of shares exercisable under the Landmark Warrant by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. Under APB 14, we assigned a $2.4 million value to the Landmark Warrant and recorded it as additional paid-in-capital. The entire discount of $3.0 million (including loan issuance costs of $0.6 million) from the Senior Secured Loan was amortized immediately to expense in 2001. This was due to our covenant violations which caused the entire loan to be immediately due and payable at the option of Landmark.

     During the second half of 2001, Landmark loaned to us under an amended and restated commercial demand grid note (the "Grid Note") an aggregate of $17.2 million, of which $16.5 million related to cash advances (in several separate drawdowns) and $0.7 million related to transaction costs reimbursed to Landmark under the Purchase Agreement. The principal balance outstanding under the Grid Note bears interest at 8.0% per annum. The Grid Note is immediately due and payable at the option of Landmark, including accrued interest. This agreement is cross-collateralized with the Senior Secured Loan and contains the same covenants as the Senior Secured Loan. The entire $0.7 million was expensed in 2001 and is included as general and administrative expense.

     The following summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

December 31                                             There-
(in thousands)        2002   2003   2004   2005   2006  after   Total
--------------      ------- ------ ------ ------ ------ ------ ------

Related party
 debt (1)           $12,402                                    12,402
Third party
 debt                 1,962                                     1,962
Non-cancelable
 operating lease
 obligations          2,098  2,071  2,076  1,922  1,730  5,981 15,878
Licenses and
 settlements            824    697    382     35   --     --    1,938
                    -------  -----  -----  -----  -----  ----- ------
Total contractual
 cash obligations   $17,286  2,768  2,458  1,957  1,730  5,981 32,180
                    ======= ======  =====  =====  =====  ===== ======

     (1) These obligations relate to the Landmark Transaction. They are categorized as currently due with respect to our defaults under the Senior Secured Loan, the Grid Note and the Amended and Restated Loan and Security Agreement as described above.


MERGERS AND ACQUISITIONS

     We completed a merger on September 25, 2001 that resulted in our name changing from coolsavings.com inc. to CoolSavings, Inc. and a change in our state of incorporation from Michigan to Delaware. As a result of the merger, our common and preferred stock changed from no par to $0.001 par stock. Also, the number of our authorized shares of common stock increased from 100,000,000 to 379,000,000, and the number of our authorized shares of preferred stock increased from 10,000,000 to 271,000,000. We have designated 258,000,000 shares of preferred stock as Series B and 13,000,000 shares of preferred stock as Series C. Pursuant to the merger agreement, each share of coolsavings.com inc. common stock issued and outstanding immediately prior to the merger was converted into one share of common stock of CoolSavings, Inc.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 142 address the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. This statement requires that intangible assets with finite useful lives be amortized and intangible assets with indefinite lives and goodwill no longer be amortized, but instead tested for impairment at least annually. We do not anticipate that the adoption of SFAS No. 141 and 142 will have a material effect on our existing assets as of December 31, 2001.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 will have a material impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets"("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

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

QUARTERLY FINANCIAL DATA

     The following are unaudited quarterly results:

                             For the three months ended
                ----------------------------------------------------
                   March 31,   June 30,   September 30, December 31,
                     2001        2001          2001         2001
                  ----------- ----------- ------------- ------------
                    (in thousands, except share and per share data)

Net revenues. . .  $    6,334  $    5,263    $    4,295   $    6,281
Gross profit. . .       4,432       3,751         2,976        5,358
Operating
 expenses . . . .      12,903      13,629         7,932        7,709
Loss from
 operations . . .      (8,471)     (9,878)       (4,956)      (2,351)
Loss before extra-
 ordinary gain. .      (8,432)    (10,174)       (8,280)      (2,668)
Net loss. . . . .      (8,432)    (10,174)       (8,280)      (2,341)
Extraordinary
 item . . . . . .       --          --            --             327
Loss applicable
 to common
 shareholders
 (a). . . . . . .      (8,432)    (10,174)       (8,280)      (3,772)
Weighted
 average share
 outstanding. . .  39,093,660  39,093,660    39,093,660   39,093,660
Basic and
 diluted earn-
 ings per share .       (0.22)      (0.26)        (0.21)       (0.10)


                             For the three months ended
                ----------------------------------------------------
                   March 31,   June 30,   September 30, December 31,
                     2000        2000          2000         2000
                  ----------- ----------- ------------- ------------
                    (in thousands, except share and per share data)

Net revenues. . .  $    8,086  $    8,948    $   11,294   $   11,538
Gross profit. . .       7,018       7,585         9,092        9,143
Operating
 expenses . . . .      15,720      17,945        18,913       19,638
Loss from
 operations . . .      (8,702)    (10,360)       (9,821)     (10,495)
Loss before extra-
 ordinary gain. .      (8,628)    (10,673)       (9,534)     (10,405)
Net loss. . . . .      (8,628)    (10,673)       (9,534)     (10,405)
Extraordinary
 item . . . . . .       --          --            --           --
Loss applicable
 to common share-
 holders (b). . .     (13,595)    (25,574)       (9,534)     (10,405)
Weighted
 average shares
 outstanding. . .  31,729,705  35,281,040    39,093,660   39,093,660
Basic and
 diluted earn-
 ings per share .       (0.43)      (0.72)        (0.24)       (0.27)

(a) Loss applicable to common shareholders is increased by $1,318 related to the accretion of the convertible redeemable Series B Preferred Stock to redemption value, by $63 related to the cumulative dividend on the Series B Preferred Stock and by $50 related the accretion of the paid-in-kind dividend on the Series B Preferred Stock all in the quarter ended December 31, 2001.

(b) Loss applicable to common shareholders is increased by $4,967 and $14,901 related to a deemed dividend representing the beneficial conversion feature of preferred stock in the quarters ended
     March 31, 2000 and June 30, 2000, respectively.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We had no holdings of derivative financial or commodity instruments at December 31, 2001. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio and related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio, we believe our portfolio is at fair value. If market rates were to increase immediately by 10 percent from levels on December 31, 2001, the fair value of this investment portfolio would decline by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on December 31, 2001, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. We have both fixed and variable rate debt as described in
Note 6.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                     INDEX TO FINANCIAL STATEMENTS






                                                                Page
                                                                ----


Report of Independent Accountants . . . . . . . . . . . .         56


Financial Statements:

  Balance Sheets. . . . . . . . . . . . . . . . . . . . .         57

  Statements of Operations. . . . . . . . . . . . . . . .         60

  Statements of Changes in Convertible Redeemable
  Preferred Stock and Stockholders' (Deficit) Equity. . .         62

  Statements of Cash Flows. . . . . . . . . . . . . . . .         67

  Notes to Financial Statements . . . . . . . . . . . . .         69

                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Shareholders of CoolSavings, Inc.:


     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CoolSavings, Inc. (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital, is in non-compliance with certain terms and covenants of its credit facilities and other agreements and has sustained losses and negative cash flows from operations since its inception, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.







PricewaterhouseCoopers LLP


Chicago, Illinois
February 14, 2002

                           COOLSAVINGS, INC.
                            BALANCE SHEETS
            (in thousands, except share and per share data)



                                          December 31,December 31,
                                             2001        2000
                                          ----------- ------------

ASSETS
Current assets:
  Cash and cash equivalents . . . . . . .  $    5,144   $    7,041
  Restricted certificates of deposit. . .         231           28
  Accounts receivable, net of allowance
    of  $881 and $1,318 at December 31,
    2001 and December 31, 2000,
    respectively. . . . . . . . . . . . .       3,610        9,330
  Prepaid assets  . . . . . . . . . . . .         320          723
  Other assets. . . . . . . . . . . . . .         144          662
                                           ----------   ----------

          Total current assets. . . . . .       9,449       17,784
                                           ----------   ----------

Property and equipment. . . . . . . . . .      10,593        9,445
Capitalized software costs. . . . . . . .       1,490        1,490
Capitalized web site costs. . . . . . . .       3,152        2,667
                                           ----------   ----------

          Total . . . . . . . . . . . . .      15,235       13,602

Less accumulated depreciation
  and amortization. . . . . . . . . . . .      (7,151)      (2,913)
                                           ----------   ----------

                                                8,084       10,689
Intangible assets, patents and licenses,
  net of accumulated amortization
  of $245 and $148 at December 31, 2001
  and December 31, 2000, respectively . .         431          677
                                           ----------   ----------

          Total assets. . . . . . . . . .  $   17,964   $   29,150
                                           ==========   ==========























The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                      BALANCE SHEETS - CONTINUED
            (in thousands, except share and per share data)

                                          December 31,December 31,
                                             2001        2000
                                          ----------- ------------
LIABILITIES
Current liabilities:
  Accounts payable, including amounts
    due to related parties of $110 and
    $180 at December 31, 2001 and
    December 31, 2000, respectively . . .  $    2,902   $    6,730
  Cash overdraft. . . . . . . . . . . . .       --           1,335
  Accrued marketing expense . . . . . . .         266        2,289
  Accrued compensation. . . . . . . . . .         440        2,230
  Accrued interest, including amounts due
    to related parties of $113 at
    December 31, 2001 . . . . . . . . . .         125        --
  Accrued expenses, including amounts due
    to related parties of $405 and $35
    at December 31, 2001 and December 31,
    2000, respectively. . . . . . . . . .       1,845        1,282
Deferred revenue  . . . . . . . . . . . .         351        1,152
Notes payable due to related party. . . .       7,249        --
Current maturities of long-term debt. . .       1,879        1,728
Senior secured note payable due to
  related party reclassified as
  currently payable . . . . . . . . . . .       5,153        --
Long-term debt reclassified as
  currently payable . . . . . . . . . . .      --            2,661
                                           ----------   ----------
          Total current liabilities . . .      20,210       19,407

Long-term liabilities:
  Deferred revenue  . . . . . . . . . . .         241        --
  Accrued expenses due to related parties         478        --
                                           ----------   ----------
          Total long-term liabilities . .         719        --
                                           ----------   ----------
Commitments and contingencies (Note 7)

Convertible redeemable cumulative Series B
  Preferred Stock, $0.001 par value,
  258,000,000 shares authorized and
  65,057,936 issued and outstanding at
  December 31, 2001 (liquidation pre-
  ference of $0.1554 per share at
  December 31, 2001). . . . . . . . . . .      10,108        --
Convertible redeemable Series C Preferred
  Stock, $0.001 par value, 13,000,000
  shares authorized and 13,000,000 shares
  issued and outstanding at December 31,
  2001 (liquidation preference of
  $0.1665 per share at December 31, 2001)       1,950        --













The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                      BALANCE SHEETS - CONTINUED
            (in thousands, except share and per share data)

                                          December 31,December 31,
                                             2001        2000
                                          ----------- ------------
STOCKHOLDERS' (DEFICIT) EQUITY
  Convertible Series A Preferred Stock,
    no par value, 10,000,000 shares
    authorized at December 31, 2000 and
    no shares issued or outstanding at
    December 31, 2001 and 2000. . . . . .       --           --
  Common stock, $0.001 par value per
    share, 379,000,000 shares authorized
    at December 31, 2001; no par value
    per share, 100,000,000 shares
    authorized at December 31, 2000;
    39,093,660 shares issued and
    outstanding at December 31, 2001 and
    December 31, 2000, respectively . . .          39       73,659
Additional paid-in capital  . . . . . . .      74,517          (47)
Accumulated deficit . . . . . . . . . . .     (89,579)     (60,352)
Notes receivable from related parties . .      --           (3,517)
                                           ----------   ----------
          Total stockholders' (deficit)
            equity. . . . . . . . . . . .     (15,023)       9,743
                                           ----------   ----------
          Total liabilities, convertible
            redeemable  preferred stock
            and stockholders' (deficit)
            equity. . . . . . . . . . . .  $   17,964   $   29,150
                                           ==========   ==========



































The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                       STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)



                                    For the Year Ended December 31,
                                 ------------------------------------
                                       2001       2000        1999
                                   ----------  ----------  ----------
Revenue:
  e-marketing services. . . . . .  $   21,874  $   39,049  $   12,909
  License royalties . . . . . . .         299         817           7
                                   ----------  ----------  ----------
Net revenues. . . . . . . . . . .      22,173      39,866      12,916
Cost of revenues. . . . . . . . .       5,656       7,028       1,818
                                   ----------  ----------  ----------
Gross profit. . . . . . . . . . .      16,517      32,838      11,098
                                   ----------  ----------  ----------
Operating expenses:
  Sales and marketing . . . . . .      17,446      41,607      17,838
  Product development . . . . . .       5,868       7,764       4,503
  General and administrative,
    inclusive of $3.7 million of
    expense related to forgive-
    ness of notes receivable,
    including interest, for 2001
    and $4.0 million of compen-
    sation related to stock
    options for 2000. . . . . . .      18,859      22,845       5,890
                                   ----------  ----------  ----------
        Total operating expenses.      42,173      72,216      28,231
                                   ----------  ----------  ----------

Loss from operations. . . . . . .     (25,656)    (39,378)    (17,133)

Other income (expense):
  Interest and other income . . .         258       1,158         494
  Interest expense. . . . . . . .        (841)       (465)       (229)
  Other settlement expense. . . .        (219)      --          --
  Amortization of debt discount .      (3,096)      --          --
  Interest expense representing
    beneficial conversion
    feature of convertible debt .      --            (555)      --
                                   ----------  ----------  ----------
        Total other income
          (expense) . . . . . . .      (3,898)        138         265
                                   ----------  ----------  ----------
Loss before income taxes and
  extraordinary gain. . . . . . .     (29,554)    (39,240)    (16,868)

Income taxes. . . . . . . . . . .       --          --          --
                                   ----------  ----------  ----------
Loss before extraordinary gain. .     (29,554)    (39,240)    (16,868)

Extraordinary gain (Note 3c). . .         327       --          --
                                   ----------  ----------  ----------

        Net loss. . . . . . . . .     (29,227)    (39,240)    (16,868)









The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                 STATEMENTS OF OPERATIONS - CONTINUED
            (in thousands, except share and per share data)


                                    For the Year Ended December 31,
                                 ------------------------------------
                                       2001       2000        1999
                                   ----------  ----------  ----------

Deemed dividend representing the
  beneficial conversion feature
  of Series A Preferred Stock . .      --         (19,868)      --
Accretion of convertible redeem-
  able Series B Preferred Stock
  to redemption value . . . . . .      (1,318)      --          --
Cumulative dividend on Series B
  Preferred Stock . . . . . . . .         (63)      --          --
Accretion of PIK dividend on
  Series B Preferred Stock. . . .         (50)      --          --
                                   ----------  ----------  ----------
Loss applicable to common
  shareholders. . . . . . . . . .  $  (30,658) $  (59,108) $  (16,868)
                                   ==========  ==========  ==========


Basic and diluted loss per share
  before extraordinary gain . . .  $    (0.79) $    (1.63) $    (0.57)
Extraordinary gain. . . . . . . .        0.01       --          --
                                   ----------  ----------  ----------
Basic and diluted net loss
  per share . . . . . . . . . . .  $    (0.78) $    (1.63) $    (0.57)
                                   ==========  ==========  ==========

Weighted average shares used in
  the calculation of basic and
  diluted net loss per share. . .  39,093,660  36,313,759  29,804,681
                                   ==========  ==========  ==========






























The accompanying notes are an integral part of the financial statements

                                              COOLSAVINGS, INC.
     STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
                               (in thousands, except share and per share data)

                                                                      Stockholders' (Deficit) Equity
                                                               ------------------------------------------
                         Series B Redeemable Series C Redeemable      Series A
                           Preferred Stock     Preferred Stock     Preferred Stock       Common Stock
                        ---------------------------------------- ----------------------------------------
                          Shares     Amount    Shares    Amount    Shares     Amount    Shares    Amount
                        ----------  -------- ---------- --------  ---------  -------- ---------- --------
Balances,
 December 31, 1998. . .      --     $  --         --    $  --         --     $  --    24,614,899 $ 13,501

Issuance of preferred
 stock, net of issuance
 costs. . . . . . . . .                                           2,197,650     --         --       --
Issuance of common stock                                                               4,906,594    8,500
Exercise of options
  and warrants. . . . .                                                                1,507,190    2,844
Issuance of common stock
  for advertising . . .                                                                  686,766    3,000
Net loss. . . . . . . .
                        ----------  -------- ---------- --------   --------  -------- ---------- --------
Balances,
 December 31, 1999. . .      --        --         --       --     2,197,650     --    31,715,449   27,845

Issuances of common
 stock, net of issuance
 costs. . . . . . . . .                                                                3,300,000   19,625
Common stock issued for
  convertible preferred
  stock . . . . . . . .                                          (2,197,650)   --      2,822,096   19,868
Deemed dividend repre-
  senting the beneficial
  conversion feature of
  preferred stock . . .
Common stock issued for
  convertible subordinated
  notes . . . . . . . .                                                                  793,068    4,996
Deemed dividend repre-
  senting the beneficial
  conversion feature of
  convertible subordinated
  notes . . . . . . . .


                   The accompanying notes are an integral part of the financial statements




                                              COOLSAVINGS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                               (in thousands, except share and per share data)


                                                                      Stockholders' (Deficit) Equity
                                                               ------------------------------------------
                         Series B Redeemable Series C Redeemable      Series A
                           Preferred Stock     Preferred Stock     Preferred Stock       Common Stock
                        ---------------------------------------- ----------------------------------------
                          Shares     Amount    Shares    Amount    Shares     Amount    Shares    Amount
                        ----------  -------- ---------- --------  ---------  -------- ---------- --------
Deferred stock compensa-
  tion. . . . . . . . .
Amortization of compensa-
  tion expense. . . . .
Compensatory stock
  option. . . . . . . .
Issuance of common stock
  for patent rights . .                                                                   83,334      500
Exercise of stock
  options . . . . . . .                                                                  379,730      825
Redemption of fractional
  shares. . . . . . . .                                                                      (17)
Net loss. . . . . . . .
                        ----------  -------- ---------- --------   --------  -------- ---------- --------
Balances,
  December 31, 2000 . .      --        --         --       --         --        --    39,093,660   73,659

Issuances of detachable
  warrants. . . . . . .
Forgiveness of notes
  receivable. . . . . .
Conversion from no par
  to $0.001 par common
  stock . . . . . . . .                                                                           (73,620)
Issuance of Series B
  Preferred Stock, net
  of issuance  costs of
  $1.3 million. . . . . 65,057,936     8,790
Accretion of Series B
  Preferred to redemption
  value . . . . . . . .                1,318
Cumulative dividend on
  Series B Preferred
  Stock . . . . . . . .
Accretion of PIK dividend
  on Series B Preferred
  Stock . . . . . . . .

                   The accompanying notes are an integral part of the financial statements




                                              COOLSAVINGS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                               (in thousands, except share and per share data)


                                                                      Stockholders' (Deficit) Equity
                                                               ------------------------------------------
                         Series B Redeemable Series C Redeemable      Series A
                           Preferred Stock     Preferred Stock     Preferred Stock       Common Stock
                        ---------------------------------------- ----------------------------------------
                          Shares     Amount    Shares    Amount    Shares     Amount    Shares    Amount
                        ----------  -------- ---------- --------  ---------  -------- ---------- --------

Exchange of notes payable,
  accrued interest and
  warrants for Series C
  Preferred Stock . . .                      13,000,000    1,950
Net loss. . . . . . . .
                        ----------  -------- ---------- --------   --------  -------- ---------- --------

Balances,
  December 31, 2001 . . 65,057,936  $ 10,108 13,000,000 $  1,950      --     $  --    39,093,660 $     39
                        ==========  ======== ========== ========   ========  ======== ========== ========

























                   The accompanying notes are an integral part of the financial statements

<table>                                       COOLSAVINGS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                               (in thousands, except share and per share data)
                                                                                Notes           Total
                         Additional                                           Receivable     Stockholders'
                          Paid-In       Deferred Stock       Accumulated     From Related     (Deficit)
                          Capital        Compensation          Deficit         Parties          Equity
                         ----------     -------------        -----------     ------------    ------------
Balances,
  December 31, 1998 . .  $   (4,664)       $    --             $  (4,244)      $    --         $    4,593

Issuance of preferred
 stock, net of issuance
 costs. . . . . . . . .      19,868                                                                19,868
Issuance of common
  stock . . . . . . . .                                                                             8,500
Exercise of options
  and warrants. . . . .                                                            (2,817)             27
Issuance of common stock
  for advertising . . .                                                                             3,000
Net loss. . . . . . . .                                          (16,868)                         (16,868)
                         ----------        ----------         ----------       ----------      ----------
Balances,
 December 31, 1999. . .      15,204             --               (21,112)          (2,817)         19,120

Issuances of common
 stock, net of issuance
 costs. . . . . . . . .                                                                            19,625
Common stock issued for
  convertible preferred
  stock . . . . . . . .                                                                            19,868
Deemed dividend repre-
  senting the beneficial
  conversion feature of
  preferred stock . . .     (19,868)                                                              (19,868)
Common stock issued for
  convertible subordinated
  notes . . . . . . . .                                                                             4,996
Deemed dividend repre-
  senting the beneficial
  conversion feature of
  convertible subordinated
  notes . . . . . . . .         555                                                                   555
Deferred stock compensa-
  tion. . . . . . . . .       3,960            (3,960)                                              --
Amortization of compensa-
  tion expense. . . . .                         3,960                                               3,960
Compensatory stock
  option. . . . . . . .         102                                                                   102




                                              COOLSAVINGS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                               (in thousands, except share and per share data)
                                                                                Notes           Total
                         Additional                                           Receivable     Stockholders'
                          Paid-In       Deferred Stock       Accumulated     From Related     (Deficit)
                          Capital        Compensation          Deficit         Parties          Equity
                         ----------     -------------        -----------     ------------    ------------
Issuance of common stock
  for patent rights . .                                                                               500
Exercise of stock
  options . . . . . . .                                                              (700)            125
Redemption of fractional
  shares. . . . . . . .                                                                             --
Net loss. . . . . . . .                                          (39,240)                         (39,240)
                         ----------        ----------         ----------       ----------      ----------
Balances,
  December 31, 2000 . .         (47)            --               (60,352)          (3,517)          9,743

Issuances of detachable
  warrants. . . . . . .       2,762                                                                 2,762
Forgiveness of notes
  receivable. . . . . .                                                             3,517           3,517
Conversion from no par
  to $0.001 par common
  stock . . . . . . . .      73,620                                                                 --
Issuance of Series B
  Preferred Stock, net
  of issuance  costs of
  $1.3 million. . . . .
Accretion of Series B
  Preferred to redemption
  value . . . . . . . .      (1,318)                                                               (1,318)
Cumulative dividend on
  Series B Preferred
  Stock . . . . . . . .         (63)                                                                  (63)
Accretion of PIK dividend
  on Series B Preferred
  Stock . . . . . . . .         (50)                                                                  (50)
Exchange of notes payable,
  accrued interest and
  warrants for Series C
  Preferred Stock . . .        (387)                                                                 (387)
Net loss. . . . . . . .                                          (29,227)                         (29,227)
                         ----------        ----------         ----------       ----------      ----------
Balances,
  December 31, 2001 . .  $   74,517        $    --            $  (89,579)      $    --         $  (15,023)
                         ==========        ==========         ==========       ==========      ==========

                   The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                        STATEMENTS OF CASH FLOWS
                            (in thousands)



                                     For the Year Ended December 31,
                                   ----------------------------------
                                        2001       2000       1999
                                    ----------  ---------- ----------
Cash flows used in operating
 activities:
  Net loss. . . . . . . . . . . . . $  (29,227) $  (39,240)$  (16,868)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization . .      5,064       2,482        651
  Loss on disposal of property
    and equipment . . . . . . . . .        120         286      --
  Write-off related to website
    project costs . . . . . . . . .        781       --         --
  Write-off related to people soft
    asset . . . . . . . . . . . . .        150       --         --
  Forgiveness of notes receivable
    and interest from directors . .      3,666       --         --
  Provision for doubtful accounts .      2,432       1,638        123
  Amortization of debt discount . .      3,096         555      --
  Interest payment in kind. . . . .        379       --         --
  Extraordinary gain on exchange
    of debt for preferred stock . .       (327)      --         --
  Landmark transaction costs
    (Note 6b) . . . . . . . . . . .        749       --         --
  Stock option compensation . . . .      --          3,960      --
  Amortization of prepaid
    advertising . . . . . . . . . .      --          1,519      --

Changes in assets and liabilities:
  (Increase) decrease in restricted
    certificates of deposit . . . .       (204)         67        (28)
  Decrease (increase) in accounts
    receivable. . . . . . . . . . .      3,413      (6,586)    (4,222)
  Decrease (increase) in prepaid
    and other current assets. . . .        645         774       (136)
  (Decrease) increase in accounts
    payable . . . . . . . . . . . .     (3,828)      4,386      1,611
  (Decrease) increase in deferred
    revenue . . . . . . . . . . . .       (560)        734        197
  (Decrease) increase in accrued
    and other liabilities . . . . .     (2,863)      3,968      1,310
                                    ----------  ---------- ----------
Net cash flows used in
  operating activities. . . . . . .    (16,514)    (25,457)   (17,362)
                                    ----------  ---------- ----------

Cash flows used in investing
 activities:
  Purchases of property and
    equipment . . . . . . . . . . .     (1,691)     (6,715)    (2,215)
  Sale of property and equipment. .         29         121      --
  Cash paid for intangible assets .      --           (325)     --
  Capitalized software costs. . . .      --          --        (1,444)
  Capitalized web site development
    costs . . . . . . . . . . . . .     (1,579)     (2,668)     --
                                    ----------  ---------- ----------
Net cash used in
  investing activities. . . . . . .     (3,241)     (9,587)    (3,659)
                                    ----------  ---------- ----------

The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                  STATEMENTS OF CASH FLOWS - CONTINUED
                            (in thousands)


                                    For the Year Ended December 31,
                                 ------------------------------------
                                        2001       2000       1999
                                    ----------  ---------- ----------
Cash flows from financing activities:
  Proceeds from short-term debt . .      1,552       --         --
  Repayment of debt obligations . .     (4,258)       (621)     --
  Advances on notes payable . . . .     23,879       4,132        579
  Proceeds from exercise of stock
    options . . . . . . . . . . . .      --            125         27
  Proceeds from convertible notes
    payable . . . . . . . . . . . .      --          --         4,996
  Proceeds from issuance of
    preferred stock . . . . . . . .      --          --        20,000
  Proceeds from issuance of
    common stock. . . . . . . . . .      --         23,100      8,500
  Cash overdraft. . . . . . . . . .     (1,335)      1,335      --
  Financing costs . . . . . . . . .     (1,980)     (3,475)      (487)
                                    ----------  ---------- ----------
Net cash provided by
  financing activities. . . . . . .     17,858      24,596     33,615
                                    ----------  ---------- ----------

Net (decrease) increase in cash . . (1,897) (10,448) 12,594 Cash and cash equivalents,
  beginning of period . . . . . . .      7,041      17,489      4,895
                                    ----------  ---------- ----------
Cash and cash equivalents,
  end of period . . . . . . . . . . $    5,144  $    7,041 $   17,489
                                    ==========  ========== ==========

Supplemental schedule of cash
 flow information:
  Cash paid for interest. . . . . . $      355  $      228 $      226

Noncash Investing and Financing
 Activity:
  Common stock issued in exchange
    for patent rights . . . . . . . $    --     $      500 $    --
  Common stock issued upon
    conversion of Series A
    Preferred Stock . . . . . . . .      --         19,868      --
  Common stock issued upon
    conversion of subordinated
    notes . . . . . . . . . . . . .      --          4,996      --
  Issuance of common stock in
    exchange for shareholder notes
    upon exercise of stock options
    and warrants. . . . . . . . . .      --            700      2,817
  Issuance of common stock in
    exchange for advertising. . . .      --          --         3,000
  Issuance of stock options for
    consulting services . . . . . .      --            102      --
  Conversion of notes to Series B
    Preferred stock . . . . . . . .      8,790       --         --
  Conversion of notes and Warrants
    to Series C Preferred stock . .      1,950       --         --
  Accretion of Series B Preferred
    Stock . . . . . . . . . . . . .      1,318       --         --




The accompanying notes are an integral part of the financial statements.

                           COOLSAVINGS, INC.
                     NOTES TO FINANCIAL STATEMENTS
            (in thousands, except share and per share data)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. THE COMPANY: The Company is an online direct marketer and media company that provides solutions to connect marketers to their target consumers using analytics and incentive technology. Under our established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, trial offers, sales notices, and gift certificates to promote sales of products or services in stores or online.

     These financial statements are prepared on a going-concern basis in accordance with accounting principles generally accepted in the United States. This preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, depreciation, amortization, sales credits, the accounting for doubtful accounts, unearned revenue, taxes and contingencies. Actual results could differ from those estimates.

     b. PROFITABILITY UNCERTAIN AND LIQUIDITY CONSTRAINTS: The Company has negative working capital and has sustained significant net losses and negative cash flows from operations since inception. In addition, the Company is not in compliance with certain covenants of its credit facilities and other agreements. Landmark Communications, Inc. and Landmark VII, LLC (together, "Landmark") has the right to accelerate payment of obligations due to Landmark and require redemption of the Convertible Redeemable Cumulative Series B Preferred Stock. The Company's ability to meet its obligations in the ordinary course of business is dependent upon management's ability to establish profitable operations and obtain continuing financing from Landmark Communications, Inc. (described in Note 2 below) or other sources with equally acceptable terms and conditions.

     If management is unable to secure additional equity and/or debt financing or comply with the terms of the Landmark financing or the forbearance agreements with the banks, or if the Company fails to achieve and maintain cash flow positive operations, the Company's ability to continue to operate the business will be jeopardized. There can be no assurance that the Company will obtain necessary financing. The ultimate recoverability of property and equipment and other assets is dependent upon, among other things, the success of the Company in establishing profitable operations, the attainment of which cannot be presently assured.

Since there is no assurance that management will complete their plans, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

     d. CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the U.S. and are denominated in U.S. dollars. For the year ended December 31, 2001, the Company had one customer that accounted for approximately 12.7% of net revenues. For the year ended December 31, 2000, the Company had one customer that accounted for approximately 10.3% of net revenues. For the year ended December 31, 1999 there were no customers accounting for more than 10% of net revenues. Additionally, no customers accounted for more than 10% of the Company's net receivables for any period presented.

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

     i. REDEEMABLE PREFERRED STOCK: The carrying value of redeemable convertible preferred stock is increased by periodic accretions so that the carrying amount will equal the redemption amount at the redemption date. The accretion is recorded as a dividend to the holders of the redeemable convertible preferred stock and increases are recorded against additional paid-in-capital, to the extent available, and then the accumulated deficit.

     j. REVENUE RECOGNITION: Revenue subject to time-based contracts is recognized ratably over the duration of the contract. Deferred revenue represents the portion of revenue that has not been recognized related to time based contracts. For contracts based on certain performance or delivery criteria, revenue is recognized in the month performance is delivered to the customer.

     Barter revenue includes amounts recorded for barter transactions in which the Company exchanges promotion or direct marketing services for advertising. Prior to January 2000, barter transactions were recorded at the fair value of the goods or services provided, or received, whichever were more readily determinable. Upon adoption of Emerging Issues Task Force ("EITF") No. 99-17 "Accounting for Advertising Barter Transactions", barter transactions have been valued based upon similar cash transactions which have occurred within six months prior to the date of the barter transaction. In the years ended December 31, 2001, 2000 and 1999, barter revenues and corresponding advertising costs were $1,070, $2,300 and $144, respectively.

     k. ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was $8,508, $31,423 and $14,136 during the years ended December 31, 2001, 2000, and 1999 respectively.

     l. INCOME TAXES: Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     m. CAPITALIZED SOFTWARE COSTS: The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" which requires capitalization of certain costs including the cost of outside consultants. These costs are amortized using the straight-line method over three years, beginning when individual modules are placed into service. The Company recognized $497, $497 and $112 in amortization expense for the years ended December 31, 2001, 2000 and 1999, respectively. No software development costs were capitalized in the years ended December 31, 2001 and 2000. In the year ended December 31, 1999, the Company capitalized $1,400 of software development costs.

     n. CAPITALIZED WEB SITE DEVELOPMENT COSTS: Effective July 1, 2000, the Company applied the standards of EITF No. 00-2 "Accounting for Web Site Development Costs", which requires capitalization of certain web site development costs. The Company capitalized costs of $1,579 and $2,668 related to web site development in the years ended December 31, 2001 and 2000, respectively. The Company recognized $1,542 and $48 of amortization expense for the years ended December 31, 2001 and 2000, respectively. Additionally, the Company wrote off web site development costs during 2001 with a net book value of $781.

     o. STOCK-BASED COMPENSATION: Financial Accounting Standards Board ("FASB") Statement of Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. No compensation expense has been recorded in connection with stock option grants in 1999 and 2001. See Note 10g for a discussion of common stock compensation recorded in 2000 related to the departure of the former president of the Company.

     p. BASIC AND DILUTED NET LOSS PER SHARE: The Company computes net loss per share in accordance with the provisions of SFAS 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share applicable to common shareholders is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of unsecured convertible subordinated notes (see Note 6c), exercise of employee stock options (see Note 10) and warrants (See Note
6b), and the conversion of the preferred stocks (See Note 9) as the effect of such exercises would be anti-dilutive. Refer to Note 11 -- Earnings Per Share for the reconciliation of the numerator and denominator of the basic and diluted EPS calculation.

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

     s. RECENT PRONOUNCEMENTS: In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations"
("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also defines the criteria for identifying intangible assets for recognition apart from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. This statement requires that intangible assets with finite useful lives are amortized and intangible assets with indefinite lives and goodwill no longer be amortized, but instead tested for impairment at least annually. The Company does not anticipate that the adoption of SFAS
No. 141 and 142 will have a material effect on existing assets as of December 31, 2001.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 will have a material impact on the financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" while retaining many of the provisions of that statement. The Company does not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

     t. RECLASSIFIED PRIOR-YEAR AMOUNTS: Certain prior-year amounts have been reclassified to conform to the current year's presentation.

2.   LANDMARK TRANSACTION - RELATED PARTY

     In 2001, the Company entered into a series of transactions with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") whereby Landmark made loans to and an equity investment in CoolSavings. This series of transactions resulted in a change in voting control of the Company. Landmark's principal business interests are in the media industry, and it owns and operates entities engaged in newspaper and other print publishing, television broadcasting and cable television programming services.

     SENIOR SECURED NOTE

     Landmark loaned CoolSavings $5.0 million pursuant to a senior secured note (the "Senior Secured Note"), which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Note and Senior Secured Loan are governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement"). In connection with the Senior Secured Loan, CoolSavings issued Landmark a warrant to purchase shares of our common stock. The warrant was exercisable for 10.0 million shares of common stock at an exercise price of $0.50 per share at November 12, 2001. The exercise price of the warrant will increase to $0.75 per share on July 30, 2005 if not previously exercised. The loan bears interest at 8% per annum, which interest accrues quarterly and is payable "in-kind". The in-kind interest payment is effected by adding the accrued interest to the principal of the Senior Secured Note and increasing the number of shares of common stock that may be purchased under the warrant by two shares for each dollar of interest accrued under the Senior Secured Note. As of December 31, 2001, the principal and interest owed under the Senior Secured Loan was $5.2 million and the related warrant was exercisable for approximately 10.1 million shares. The Senior Secured Note is secured by a second lien on all of the Company's assets.

     The Amended and Restated Loan Agreement contains financial covenants and affirmative and negative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of the note holder.

     GRID NOTE

     Landmark has also funded additional amounts to CoolSavings pursuant to a grid note, as amended (the "Grid Note"). The Grid Note is also governed by the terms of the Amended and Restated Loan Agreement. The Grid Note bears interest at 8% per annum, is payable on demand, and may evidence up to $20,000 in advances.

     In connection with funding the advances under the Grid Note, Landmark has reserved its rights with respect to defaults by CoolSavings of certain provisions of the Purchase Agreement (defined below) and Amended and Restated Loan Agreement. These defaults, the "Existing Defaults", include CoolSavings' failure to initially comply with the collateral base covenant in the forbearance agreement with American National Bank and the following defaults that have not been and cannot be cured (and will result in continuing defaults):

     . the failure of at least 1.4 million members to access the CoolSavings web site in the period between July 19 and August 17, 2001 (a requirement of the Purchase Agreement);

     . CoolSavings' failure to achieve a prescribed amount of billings in the month of July, 2001 (a requirement of the Amended and Restated Loan Agreement); and

     . CoolSavings' failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities, in each case as of July 31, 2001 (requirements of the Amended and Restated Loan Agreement).

     Although its occurrence makes it an Existing Default, CoolSavings has cured the default under the forbearance agreement with American National Bank. Because Landmark has reserved its rights with respect to the Existing Defaults, and because CoolSavings cannot cure certain of the Existing Defaults (because of the nature of such Existing Defaults), Landmark may at any time terminate the Amended and Restated Loan Agreement and require CoolSavings to repay to Landmark all outstanding debt incurred under the Amended and Restated Loan Agreement (plus accrued and unpaid interest). Before CoolSavings can make any such payments to Landmark, the Company must pay all amounts owing to American National Bank under its credit facilities with it or obtain American National Bank's consent to or waiver of the required payments to Landmark. In addition, if Landmark terminates the Purchase Agreement (defined below) and the Amended and Restated Loan Agreement, CoolSavings' banks can terminate the forbearance agreements and immediately accelerate the debt the Company owes them.

     During the third and fourth quarter of 2001, Landmark loaned to the Company an aggregate of $16,500 under the Grid Note. On November 12, 2001, Landmark, pursuant to the Securities Purchase Agreement between Landmark and the Company, dated November 12, 2001 (the "Purchase Agreement"), exercised their right to apply $10,000 of principal and $108 of accrued interest to the purchase of 65,057,936 shares of the Company's $0.001 par value Cumulative Convertible Series B Preferred Stock (the "Series B Preferred Stock"). Principal outstanding under the Grid Note at December 31, 2001 was $7,249. Under the terms of the Purchase Agreement, Landmark may require that any amount funded under the Grid Note be applied to purchase additional shares of Series B Preferred Stock at $0.1554 per share.

     CoolSavings has obtained all of its most recent financing from Landmark under the Grid Note to support its operations. Landmark was not obligated to fund those additional advances and did so at its discretion. Landmark may demand payment in full under the Grid Note at any time as well as accelerate and demand payment under the Senior Secured Note as a result of the Existing Defaults. Additionally, Landmark, at any time, may redeem their shares of Series B Preferred Stock in whole or in part at their stated value of $0.1554 per share plus accrued but unpaid dividends.

SALE OF SERIES B PREFERRED STOCK

     On November 12, 2001, the Company issued to Landmark 65,057,936 shares of Series B Preferred Stock pursuant to the terms of the Purchase Agreement. Landmark purchased the Series B Preferred Stock, at a purchase price of $0.1554 per share, by applying $10,000 of principal and $108 of interest under the Grid Note to offset the complete purchase price of the shares of Series B Preferred Stock. As of December 31, 2001, Landmark holds 65,057,936 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), holds a warrant to purchase 10,106,667 shares of our common stock and has the right to apply amounts funded under the Grid Note and accrued interest to purchase 46,876,274 shares of Series B Preferred Stock. Landmark's ownership will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Note, respectively, and through their ability to purchase additional shares of Series B Preferred Stock by funding additional advances under the Grid Note.

TERMS OF THE SERIES B PREFERRED STOCK.

     The terms of the Series B Preferred Stock are set forth in their entirety in the Company's Certificate of Incorporation. The Series B Preferred Stock ranks senior (with respect to, among other things, dividends, redemption and liquidation payments) to the Series C Preferred Stock (defined below), the common stock and any future preferred stock of CoolSavings. The following discussion briefly summarizes the preferential rights of the Series B Preferred Stock.

     DIVIDENDS AND LIQUIDATION PREFERENCE

     Dividends accrue on the shares of Series B Preferred Stock at the rate of 8% per annum, payable quarterly in additional shares of Series B Preferred Stock. Dividends are cumulative and will continue to accrue whether or not declared. As of December 31, 2001, 722,866 shares of Series B Preferred Stock are issuable with respect to accrued, but not declared, dividends.

     On liquidation, holders of Series B Preferred Stock are entitled to be paid the greater of the amount per share that would have been payable if each share of Series B Preferred Stock had been converted to common stock or the stated value ($0.1554 at the time of issuance, subject to anti-dilution adjustments) for each share of Series B Preferred Stock plus the amount of any accrued but unpaid dividends thereon before holders of the Series C Preferred Stock and common stock receive a distribution. At the election of the holders of the Series B Preferred Stock, a merger or consolidation that effects a change of control of CoolSavings, or a sale of all or substantially all of the assets of CoolSavings may be deemed to be a liquidation.

     CONVERSION RIGHTS

     Each share of Series B Preferred Stock, plus any shares issuable as accrued but unpaid dividends thereon, is convertible at the holder's option into the number of shares of common stock obtained by dividing the stated value of a share of Series B Preferred Stock ($0.1554) by the conversion price ($0.1554 at the time of issuance, subject to anti-dilution adjustments).

     The conversion price and conversion ratio are subject to "full ratchet" adjustment upon certain events. This means, for example (and excluding exceptions), that if CoolSavings issues any shares of common stock for less than the conversion price or issues convertible or derivative securities with an exercise or conversion price less than the conversion price of the Series B Preferred Stock, the conversion price and conversion ratio are reduced to the price at which such new securities were issued.

     REDEMPTION.

     CoolSavings' Election. Shares of Series B Preferred Stock are redeemable in whole, at CoolSavings' election, after the seventh anniversary of the issuance of the Series B Preferred Stock, at their stated value of $0.1554 per share plus accrued but unpaid dividends through the redemption date. CoolSavings' ability to redeem the shares of Series B Preferred Stock is subject to the following:

     . the common stock must have traded at or above $3.00 per share for 20 consecutive trading days (and during at least 60 of the 80 trading days immediately prior to the redemption date);

     . CoolSavings must have on file, or agree to file and make effective within 30 days of redemption a registration statement with the SEC registering for resale the shares of common stock underlying the Series B Preferred Stock;

     . CoolSavings shall have paid any outstanding debt to Landmark in full; and

     . there are no securities outstanding that are junior in ranking to the Series B Preferred Stock (except common stock).

     Holders' Election. Due to default events under the Amended and Restated Loan Agreement, as of December 31, 2001, the Series B Preferred Stock was redeemable in whole or in part at the holder's election at the stated value of $0.1554 per share plus accrued but unpaid dividends.


     VOTING RIGHTS AND BOARD OF DIRECTORS

     Each share of Series B Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series B Preferred Stock and accrued dividends thereon is convertible, from time to time. The holders of the Series B Preferred Stock are entitled to vote together with holders of common stock at any meeting of the stockholders on any and all matters presented to the stockholders for consideration. In addition to their right to vote in the general election of members of our Board on an as-converted basis, the holders of Series B Preferred Stock are entitled to designate, and vote separately as a single class for the election of, a majority of our Board (and the number of seats elected exclusively by the Series B Preferred Stock shall be automatically increased to such greater number as may be proportionate to the Series B Preferred Stock's percentage ownership interest in the Company, calculated on an as-converted basis). The holders of Series B Preferred Stock also have special voting rights where we are prohibited from taking certain actions without their consent, including but not limited to, amending our charter documents, entering into business transactions, authorizing or issuing securities (except in limited circumstances), entering into related party transactions, hiring or terminating key executive officers and amending the terms of our forbearance agreements with our banks.

SALE OF SERIES C PREFERRED STOCK

     As a condition to the consummation of the Landmark Transaction on November 12, 2001, we issued to three individuals, two of whom are directors of the Company, 13.0 million shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") in exchange for $2,100 of the Company's 8% Senior Subordinated Convertible Notes ("Director Notes"), due March 1, 2006, accrued interest, and warrants to purchase 1,050,000 shares of common stock which were previously issued to such individuals with the Director Notes.

TERMS OF THE SERIES C PREFERRED STOCK

     The terms of the Series C Preferred Stock are set forth in their entirety in our Certificate of Incorporation. The Series C Preferred Stock ranks junior (with respect to dividends and liquidation payments) to the Series B Preferred Stock but senior to the common stock.

     DIVIDENDS

     The Series C Preferred Stock will not accrue dividends. Dividends may be declared and paid on the Series C Preferred Stock from funds lawfully available as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding preferred stock, including the Series B Preferred Stock.

     CONVERSION RIGHTS

     Each share of Series C Preferred Stock is convertible, at the holder's option, into the number of shares of common stock obtained by dividing the stated value of a share of Series C Preferred Stock ($0.1665) by the conversion price ($0.1665 at the time of issuance, subject to anti-dilution adjustments).

     The conversion price and conversion ratio are subject to "weighted average" adjustment upon certain events. This means, for example (and excluding exceptions), that if CoolSavings issues common stock for less than the conversion price or issues convertible or derivative securities with an exercise or conversion price less than the conversion price of the Series C Preferred Stock, the conversion price and conversion ratio are reduced to the price derived from the weighted average of the price at which all such new securities were issued.

     REDEMPTION

     Shares of Series C Preferred Stock are redeemable in whole, at CoolSavings' election, at any time after the shares of Series B Preferred Stock have been redeemed or after the third anniversary of the date of issuance, if the holders of a majority of the shares of Series B Preferred Stock consent, at the stated value ($0.1665 at the time of issuance, subject to anti-dilution adjustments) for each share of Series C Preferred Stock plus a cash amount per share equal to eight percent (8%) per annum of the Series C Preferred Stock stated value.

     VOTING RIGHTS

     Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock is convertible. The holders of Series C Preferred Stock are entitled to vote together with holders of common stock at any meeting of the shareholders of CoolSavings on any and all matters presented to the shareholders for consideration.

     LIQUIDATION PREFERENCE

     On liquidation, after the payment of the preferred distribution to the holders of the Series B Preferred Stock, holders of Series C Preferred Stock are entitled to be paid the greater of: (1) the amount per share that would have been payable if each share of Series C Preferred had been converted to common stock, or (2) the stated value ($0.1665 at the time of issuance, subject to anti- dilution adjustments) for each share of Series C Preferred Stock plus a cash amount per share equal to eight percent (8%) per annum of the Series C Preferred Stock stated value before holders of common stock receive a distribution. At the election of the holders of the Series C Preferred Stock, a change of control of CoolSavings, or a sale of all or substantially all of the assets of CoolSavings may be deemed to be a liquidation, provided the holders of the Series B Preferred Stock have elected to have such event constitute a liquidation.

3.   OTHER RELATED PARTY TRANSACTIONS:

     a. LEGAL SERVICES: Certain attorneys with a law firm that provide services to the Company were members of the Company's Board of Directors during 1998 and one such attorney has been a Company director since September 2001. Several attorneys with this law firm also are holders of the Company's stock. Total fees for services were $1,142, $571,and $955, during the years ended December 31, 2001, 2000 and 1999, respectively. These fees are included in general and administrative expenses and debt discount amortization in 2001. These fees are included in general and administrative expenses in the Company's statements of operations in 2000 and 1999. Total fees payable were $128 and $215, at December 31, 2001 and 2000, respectively. An attorney related to our former Chairman of the Board and Chief Executive Officer provided services to the Company. Total fees for services were $162, $430, and $0 during the years ended
December 31, 2001, 2000 and 1999, respectively. These fees are included in general and administrative expenses in the Company's statements of operations. No fees were payable at December 31, 2001 or 2000.

     b. NOTES RECEIVABLE: In March, April, and July 1999 and April, 2000, shareholders provided a total of $3,517 notes receivable upon exercise of stock options and warrants by current and former officers and directors of the Company ("Related Party Notes"). These Related Party Notes accrued interest at rates ranging from 4.83% to 6.71% due annually. These Related Party Notes were collateralized by the shares of common stock issued upon exercise of the related options and warrants and the makers of each note were personally liable for up to 20% of the face value of the note, plus accrued interest. Accrued but unpaid interest on these notes was $274 as of December 31, 2000. During 2001, the Company forgave these Related Party Notes which had an aggregate principal and accrued interest of $3,747 and recorded the forgiveness as compensation expense and $139 recorded as uncollectible bad debt expense. Each related party was permitted to keep the common stock purchased by delivery of the Related Party Notes.

     c. CONVERTIBLE SUBORDINATED NOTES: On May 28, 1999, the Company issued $1,496 of unsecured convertible subordinated notes (See Note 6c). One note with a principal amount of $65 was held by a member of the Board of Directors. In October 1999, the Company borrowed approximately $3,500 from a major shareholder under an unsecured convertible subordinated note (See Note 6c). The principal aggregating $4,996 on the unsecured convertible promissory notes, were converted into 793,068 shares of the Company's common stock upon the closing of the initial public offering.

     In March 2001, the Company sold $2,100 of 8% Senior Subordinated Convertible Notes due March 1, 2006 ("Director Notes") to three accredited investors. Two of those investors are members of the Company's Board of Directors, each of whom purchased $1,000 of these Director Notes. These Director Notes carried warrants to purchase one share of the Company's common stock for every $2.00 of principal indebtedness under each Director Note for a total of one million shares subject to warrants issued to related parties. The warrants had an exercise price of $1.25 per share. The proportional fair value of the warrants was $387, of which $369 was to related parties. Such value represented a discount from the fair value of the Director Notes and the relative fair value of the warrants was recorded in the financial statements as stipulated by APB 14 and was being amortized to interest expense over the term of the Director Notes. The Director Notes were convertible at any time into common stock at a conversion rate equal to one share for each outstanding dollar of principal and accrued interest, at the election of the note holder. Interest was payable quarterly, and for periods prior to April 1, 2003, the Company had the option to pay interest on the outstanding principal balance of the notes in cash or by delivery of additional notes in an amount equal to the amount of the interest. In November 2001, in conjunction with, and as a condition to, the closing of the investment in the Company by Landmark described in
Note 2 above, the Company issued 13.0 million shares of its Series C Preferred Stock (See Note 9b) in exchange for the Director Notes, the accumulated accrued interest on the Director Notes and the accompanying warrants. This transaction resulted in an extraordinary gain of $327 due to the early extinguishment of the Director Notes.

     d.    NOTE PAYABLE:  In June 2001, Tomay Charitable Remainder
Unitrust u/t/a dated April 12, 1994, as amended, of which one of our Directors, Richard H. Rogel, is the trustee, loaned the Company a total of $279. These loans consisted of an interest free loan of $60 and a loan for $219 evidenced by a promissory note dated June 27, 2001, which accrued interest at a rate equal to 8.5% per annum. All principal and accrued interest under these loans has been repaid.

     e. PARTNERSHIP: The Company formed a partnership with DIMAC Marketing Partners. Mr. Robert Kamerschen, a former director of the Company, is an officer, director and owner of DIMAC Corporation. DIMAC Corporation and the Company entered into an agreement whereby the parties market services and products to designated customers. The Company did not earn any revenue with respect to this contract in 2001.

     f. SEVERANCE AGREEMENT: On April 1, 2001, the Company entered into an employment agreement with Steven M. Golden, who was serving as the Company's Chairman and Chief Executive Officer. The employment agreement had a term of three years and provided for an annual base salary of $345 and the grant of an option to purchase 150,000 additional shares of the Company's common stock. At the time of the execution of the employment agreement, all of Mr. Golden's stock options previously issued and not vested were made immediately vested and exercisable. On July 30, 2001, the Company entered into a severance agreement with Mr. Golden which terminated Mr. Golden's employment agreement. The severance agreement provided for three years of severance pay in the amount of $345 per year and the continuation of certain benefits. The severance agreement further provided that all options held by Mr. Golden: (a) became immediately vested and fully exercisable; (b) were adjusted to have an exercise price of $0.50; and (c) were exercisable through the tenth anniversary of the grant of each such options. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." No compensation expense was recorded in 2001 as the modified options had no intrinsic value.

     g. EMPLOYMENT AGREEMENT: On July 30, 2001, the Company entered into an employment agreement with Matthew Moog, the Company's President and Chief Executive Officer. The employment agreement has a term of three years, provides for an annual base salary of $345, and provides for the grant of an option to purchase 750,000 shares of the Company's common stock. The employment agreement further provides that Mr. Moog would be granted 200,000 additional options on the first and second anniversary of the agreement if he is still employed by the Company. Additionally, the agreement provides for the immediate and full vesting on January 1, 2002 of the stock options for 250,000 shares of common stock that were originally issued on March 23, 2001.

4. PROPERTY AND EQUIPMENT: Property and equipment at December 31, 2001 and 2000, respectively, was comprised of the following:

                                                   December 31,
                                               -------------------
                                                 2001        2000
                                                -------     ------
     Computer hardware/software . . . . . . .    $6,464     $6,545
     Furniture and fixtures . . . . . . . . .     2,902      2,296
     Leasehold improvements . . . . . . . . .     1,227        480
     Construction in process. . . . . . . . .      --          124
                                                -------     ------
               Total. . . . . . . . . . . . .   $10,593     $9,445
                                                =======     ======


5. INTANGIBLE ASSETS. Intangible assets are comprised of various license agreements and patents that are recorded at cost. Intangible assets at December 31, 2001 and 2000, were comprised of the following:

                                                   December 31,
                                               -------------------
                                                 2001        2000
                                                -------     ------
     License agreements . . . . . . . . . . .   $   176     $  325
     Patents. . . . . . . . . . . . . . . . .       500        500
                                                -------     ------
               Total. . . . . . . . . . . . .       676        825
     Less amortization. . . . . . . . . . . .      (245)      (148)
                                                -------     ------
     Net intangible assets. . . . . . . . . .   $   431     $  677
                                                =======     ======

6.   LONG AND SHORT TERM DEBT:

     a.    BANK LINES OF CREDIT:

     The Company has two separate credit facilities under which the Company had borrowed an aggregate of $1,879, and had $1,978 in letters of credit outstanding, at December 31, 2001.

     Under the credit facility with American National Bank (the "ANB Facility") the Company has one term loan and one $3,000 revolving credit line. The term loan, which had an outstanding balance of $446 at December 31, 2001, is payable in installments. The revolving credit line, which had an outstanding balance of $1,186 at December 31, 2001, is also payable in installments. The outstanding balance under the term loan bears interest at the bank's prime rate plus 1.25% or 6.00% at December 31, 2001. The borrowings outstanding under the revolving line of credit bear interest at the bank's prime rate plus 1.00% or 5.75% at December 31, 2001. Additionally, the Company had $1,978 of letters of credit outstanding under the line to collateralize lease deposits on its office facilities. The Company had restricted certificates of deposit relating to the letters of credit in the amount of $231 at December 31, 2001. These letters of credit, net of restricted certificates of deposit, reduce the amount of borrowings available to the Company under the line dollar for dollar. The Company has $67 available under the revolving credit line as of December 31, 2001. Borrowings are collateralized by substantially all the assets of the Company.

     On June 15, 2001, the Company entered into a Forbearance and Reaffirmation Agreement with American National Bank, which was amended by a letter agreement dated July 27, 2001 ("ANB Forbearance Agreement"), wherein American National Bank agreed to forbear from accelerating borrowings under the ANB Facility for certain stated defaults. Among others, the Company was in default primarily because of a $10 million tangible capital requirement (defined as total assets less intangible assets plus subordinated debt), a debt to tangible capital ratio requirement and a current asset to current liability ratio requirement. The forbearance is based on the continued compliance with the terms of the ANB Forbearance Agreement. The terms included an accelerated principal payment schedule with respect to the ANB Facility. This accelerated payment schedule provides an additional principal payment of $150 per month and for the payment of the entire indebtedness on or before December 31, 2002.

     Under the credit facility with Midwest Guaranty Bank (the "Midwest Facility"), the Company has a $1,000 equipment line of credit. At December 31, 2001, there was $247 outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at December 31, 2001 was 9.0%. Borrowings are collateralized by the specific equipment purchased and are payable in installments.

     On June 12, 2001, the Company entered into a Forbearance Letter Agreement with Midwest Guaranty Bank, and on July 27, 2001, the Company entered into a Loan Forbearance and Reaffirmation Agreement with Midwest Guaranty Bank (collectively, the "Midwest Forbearance Agreement"). Midwest Guaranty Bank agreed to forbear from accelerating the Midwest Facility for certain stated defaults. Among others, the Company was in default of the Midwest Facility primarily because it was in default of the ANB Facility. The forbearance is based on the continued compliance with the terms of the Midwest Forbearance Agreement, which include an accelerated principal payment schedule of $5 per month. The entire indebtedness under the Midwest facility is due by October 31, 2002.

b.   LANDMARK LOANS:

     In June 2001, Landmark loaned the Company a total of $650. Such loan was evidenced by a Loan and Security Agreement, as amended, dated June 14, 2001 (the "Landmark Bridge Loan"). The Landmark Bridge Loan provided for repayment on demand and the accrual of interest at a rate of 12% per annum and granted a second lien on principally all of the Company's assets. The Landmark Bridge Loan was ultimately funded up to $5,000 before it was cancelled on July 30, 2001 and replaced with a $5,000 Amended and Restated Senior Secured Loan and Security Agreement (the "Senior Secured Loan"), also dated July 30, 2001. The Senior Secured Loan continues to carry a second lien on principally all of the Company's assets. Offering costs of $643 assigned to the debt were recorded in the transaction.

     The Senior Secured Loan is payable on June 30, 2006 and bore interest at 12.0% per annum until November 12, 2001 at which time the interest rate was reduced to 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary if certain conditions are met. The agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark.

     At December 31, 2001, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. The following is a list of the material defaults under the Senior Secured Loan, and therefore under the Grid Note and the Amended and Restated Loan and Security Agreement, as these notes are cross-collateralized:

     . CoolSavings' failure to achieve a prescribed amount of billings during 2001 (a requirement of the Amended and Restated Loan Agreement); and

     . CoolSavings' failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivable over current liabilities (requirements of the Amended and Restated Loan Agreement); and

     . The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth (a requirement of the Amended and Restated Loan Agreement).

     This failure to comply constitutes an event of default.
Consequently, the loan is immediately due and payable at the option of Landmark, including accrued interest. Accordingly, the Company has reclassified the Senior Secured Loan as currently payable as of December 31, 2001, including the paid-in-kind interest which has been compounded on the principal balance totaling $5,153.

     In connection with the Senior Secured Loan, the Company issued warrants to Landmark (the "Landmark Warrants"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The warrants contain a net exercise feature and were exercisable for 10.0 million shares of the Company's common stock at an exercise price of $0.50 per share on November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The Company will issue to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. Under APB 14, the Company assigned a $2.4 million value to the Landmark Warrants and recorded it as additional paid-in-capital and debt discount.

     The debt discount of $3,017 from the Senior Secured Loan was amortized immediately to expense in 2001. This was due to the covenant violations by the Company causing the entire loan to be immediately due and payable at the option of Landmark.

     During the second half of 2001, Landmark loaned to the Company under a restated commercial demand grid note (the "Grid Note") an aggregate of $17,249, of which $16,500 related to cash advances (in several separate drawdowns) and $749 related to transaction costs reimbursable to Landmark. The principal balance outstanding under the Grid Note bears interest at 8.0% per annum. The Grid Note is immediately due and payable at the option of Landmark, including accrued interest. This agreement is cross-collateralized with the Senior Secured Loan and maintains the exact same covenants as the Senior Secured Loan. The entire $749 of offering costs reimbursable to Landmark was expensed in 2001 and is included as general and administrative expense.

     On November 12, 2001, Landmark, pursuant to the Securities Purchase Agreement, exercised their right to apply $10,000 of principal and $108 of accrued interest under the Grid Note to the purchase of Series B Preferred Stock (Note 9). Consequently, the remaining outstanding payable balance in Grid Notes due to Landmark at December 31, 2001 is $7,249.

     c. CONVERTIBLE SUBORDINATED NOTES PAYABLE: On May 28, 1999, the Company issued $1,496 of unsecured convertible subordinated notes. These notes had a maturity date of June 30, 2000 and accrued interest at a rate of 10.0% per annum. Upon the closing of the Company's initial public offering, the notes automatically converted into 238,087 shares of common stock.

     On April 9, 1999, the Company received a commitment from a major shareholder to advance the Company up to $3,500 by December 31, 1999, at the Company's discretion. On October 18, 1999, the Company borrowed $3,496 under the commitment through an unsecured convertible subordinated note. This note accrued interest at an annual rate of 10.0% and had a maturity date of June 30, 2000. Upon the closing of the Company's initial public offering, the notes automatically converted into 554,981 shares of common stock.

     Based on the conversion ratio into common stock of the convertible subordinated notes, management determined that the discount received by the note holders constituted a beneficial conversion feature under the EITF Issue 98-5. The value of the beneficial conversion feature was computed at $555 and was recorded by the Company as additional paid in capital and interest expense.

7.   COMMITMENTS AND CONTINGENCIES:

     a. LETTERS OF CREDIT: At December 31, 2000, the Company maintained a $28 certificate of deposit to secure a line of credit. At December 31, 2000, the Company maintained four letters of credit totaling $1,611 which collateralize the lease deposits for the office facilities in Chicago, New York and San Francisco.

     At December 31, 2001, the Company maintained five letters of credit totaling $1,747, net of a $231 restricted certificate of deposit. These letters of credit continue to collateralize the lease deposits for the office facilities in Chicago, New York and San Francisco. Pursuant to the ANB Forbearance Agreement, these letters of credit expire on December 31, 2002.

     b. LITIGATION: During 2000, the Company settled several patent infringement suits. As a result of these settlements, the Company will receive certain royalty payments. These payments are contingent upon certain business transactions occurring and other transactions not occurring over the next three years. There can be no assurance that the agreements will result in additional royalty revenue. One of these settlements contained certain change in control provisions which may result in the acquired party paying to the other party $1,500 as additional royalties. During 2001, the Company accepted a mediation award with a non-operating business related lawsuit pursuant to which the Company paid the plaintiff the sum of $219. The Company is currently a defendant in two patent infringement lawsuits and one business related lawsuit. While the Company believes that these actions are without merit and intends to defend them vigorously, the Company's efforts may not be successful. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

     c. MEMBER INCENTIVE PROGRAM: In March 2000, the Company entered into a two year agreement with a developer of web-based loyalty incentives programs. Under this agreement, the Company co-developed a custom loyalty program for its members using software that it licensed from the developer.

On June 14, 2001 the Company entered into an amendment to this agreement which reduced the remaining commitment to purchase incentive awards during the remaining term of the Agreement to $580. The developer filed for bankruptcy protection under the Federal Bankruptcy Code on or about
October 5, 2001. In December 2001, the Company made the decision to cease the loyalty program effective March 21, 2002, and informed all its participating members of such action. Certain qualifying members were provided the option to receive cash for their current balance. As of December 31, 2001, the Company has recorded approximately $165 for the cash payments that may result from the loyalty program wind down.

     d. LEASES: The Company leases equipment and its office premises under operating lease agreements. Rental expense under these agreements was $2,230, $1,795 and $439 during 2001, 2000 and 1999, respectively.

     At December 31, 2001, future minimum payments under noncancelable operating leases were as follows:

     For the years ended December 31:

           2002 . . . . . . . . . . . . . . .   $ 2,098
           2003 . . . . . . . . . . . . . . .     2,071
           2004 . . . . . . . . . . . . . . .     2,076
           2005 . . . . . . . . . . . . . . .     1,922
           2006 . . . . . . . . . . . . . .       1,730
           and thereafter . . . . . . . . . .     5,981
                                                -------

           Total. . . . . . . . . . . . . . .   $15,878
                                                =======

8. INCOME TAXES: Under SFAS No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases and for tax carryforward items using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets consist of the following:

                                                  December 31,
                                           ------------------------
                                             2001            2000
                                           --------        --------
Deferred tax assets:
  Net operating loss carryforward . .      $  1,276          24,021
Amounts to adjust from accrual
 method to the cash method of
 accounting used for tax purposes . .          (553)           (860)
Allowance for doubtful accounts . . .           335             501
Deferred royalty income . . . . . . .           192             178
Deferred compensation . . . . . . . .         1,505           1,540
Property and equipment. . . . . . . .           205             (48)
Capitalized software. . . . . . . . .          (576)           (996)
Debt discount . . . . . . . . . . . .         1,032           --
Other . . . . . . . . . . . . . . . .           132             (35)
Valuation allowances. . . . . . . . .        (3,548)        (24,301)
                                           --------        --------
                                           $  --               --
                                           ========        ========

     The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 38% is due to net operating losses not being benefitted. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset. Accordingly, there is no provision for income taxes for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company has net operating loss carryforwards of approximately $3,357, $63,213 and $23,496 at December 31, 2001, 2000 and 1999,
respectively. On November 12, 2001, as result of the issuance of Series B Preferred Stock to Landmark, the Company triggered tax rules at Section 382 of the Code, which limits the ability of the Company to offset taxable income earned subsequent to this date with the Company's pre-November 12, 2001 net operating losses.

9.   REDEEMABLE PREFERRED STOCK

     a. SERIES B PREFERRED STOCK: On November 12, 2001, under the Securities Purchase Agreement, the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B Preferred Stock for $10,108. This transaction was approved at the annual shareholders meeting on September 20, 2001. The Series B Preferred Stock has certain conversion rights and has an 8% quarterly dividend payable in additional shares of Series B Preferred Stock. Under Section 382 of the Internal Revenue Code, this transaction with Landmark will result in a limitation on the amount of net operating loss carryforwards that can be utilized in future years. See note 8 for a further discussion of income taxes related to the Company.
The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. Landmark has the right to elect not less than a majority of the Company's board of directors. Landmark also has an option to purchase additional shares of Series B Preferred Stock at the same price per share ($0.1554 per share) upon the occurrence of certain events and may elect to apply any draws under the Grid Note as effective payment of any portion of the purchase price of additional shares of
Series B Preferred Stock.   As of December 31, 2001, the Company has
reserved approximately 133 million shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock, the option to convert the loans outstanding under the Grid Note into Series B Preferred Stock and the exercise of all outstanding Landmark Warrants. See
Note 2 for further description of the terms of the Series B Preferred
Stock.

     b. SERIES C PREFERRED STOCK: As a condition to the consummation of the Landmark Transaction on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) 13.0 million shares of $0.001 par value Series C preferred stock. The Series C Preferred Stock was given in exchange for the Director Notes (see Note 3c), the related accrued interest and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals. As a result of the exchange, the Company recorded a gain of $327. As of December 31, 2001, the Company has reserved 13 million shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock. See Note 2 for further description of the terms of the Series C Preferred Stock.

10.  SHAREHOLDERS' (DEFICIT) EQUITY:

     a. SERIES A PREFERRED STOCK: In December 1999, the Company issued 2,197.650 shares of no par value Series A convertible preferred stock ("Series A Preferred Stock") at a price of $9,100.63 per share and received proceeds of $20,000. The Company incurred $132 of issuance costs. The holders of Series A Preferred had various rights and preferences as follows:

     VOTING: Each share of Series A Preferred had the same voting rights as a share of common stock and voted together as one class with the common stock.

     CONVERSION: Each share of Series A Preferred converted to the Company's common stock at the closing of the initial public offering ("IPO"). Such shares were not required to be registered as part of the IPO.

     The EITF Issue 98-5 requires that beneficial conversion features present in the terms of the convertible securities should be recognized and measured by allocating a portion of the proceeds equal to the value of that feature to additional paid-in capital. The value of the beneficial conversion feature related to the Series A Preferred stock offering was in excess of the $19,900 net proceeds. Accordingly, the Company allocated the full amount of net proceeds to the beneficial conversion feature and recorded $19,900 as additional paid-in capital as of December 31, 1999. The beneficial conversion feature was recognized as a deemed dividend of $19,900 during 2000. Upon the closing of the Company's IPO, the Series A Preferred converted into 2,822,096 shares of the Company's common stock.

     b. MERGER: The Company consummated a merger on September 25, 2001 that resulted in a name change from coolsavings.com inc. to CoolSavings, Inc. and a change in the state of incorporation from Michigan to Delaware. As a result of the merger, the common and preferred stock changed from no par to $0.001 par stock. Also, the number of authorized shares of common stock increased from 100,000,000 to 379,000,000, and the number of authorized shares of preferred stock increased from 10,000,000 to 271,000,000. The Company has designated 258,000,000 shares of preferred stock as Series B and 13,000,000 shares of preferred stock as Series C. Pursuant to the merger agreement, each share of coolsavings.com inc. common stock issued and outstanding immediately prior to the merger was converted into one share of common stock of CoolSavings, Inc.

     c. STOCK SPLIT: On April 7, 2000 the Board of Directors approved a 1,150 for 1 common stock split. All share and per share amounts have been retroactively restated to reflect the split.

     d. INITIAL PUBLIC OFFERING: On May 19, 2000, the Company completed its IPO in which the Company sold 3,300,000 shares of its common stock, resulting in proceeds to the Company of $19,625, after deducting underwriters discounts and commissions and other related offering expenses.

     e. ADVERTISING AGREEMENT: On May 28, 1999, the Company entered into an agreement with a major television network under which the Company purchased television advertising valued at $3,000 in exchange for 686,766 shares of its common stock. The advertisements stipulated in the agreement were aired during the twelve-month period beginning on October 1, 1999.

     In accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," the Company recorded the value of spots to be received based on the fair value of the spots, as it was more reliably measured than the fair value of the stock issued at the time that the performance commitment by the network was reached. Amounts recorded prior to the running of the advertising spots were classified on the balance sheet as deferred advertising at December 31, 1999. As the advertising spots were run, the Company recognized advertising expense.

     f. COMMON STOCK OPTIONS: The Company had two stock-based compensation plans, the 1997 Stock Option Plan (the "1997 Employee Plan") and the 1997 Non-Employee Director Stock Option Plan (the "1997 Non-Employee Plan"). The 1997 Employee Plan and the 1997 Non-Employee Plan were established by action of the Company's Board of Directors on December 4, 1997. In April 1999, the Board of Directors terminated the Company's 1997 Non-Employee Plan. In July 1999, the Board of Directors approved the establishment of the 1999 Non-Employee Director Stock Option Plan (the "1999 Non-Employee Plan"). In March 2000, the 1997 Employee Plan was amended and restated.

     On September 20, 2001, the Company's shareholders, in conjunction with the annual meeting, ratified the adoption of the 2001 Stock Option Plan (the "2001 Employee Plan") to replace the 1997 Employee Plan. Additionally, in conjunction with the Landmark financing, the 1999 Non-Employee Plan was terminated.

     Vesting under the 2001 Employee Plan is determined by the Board of Directors on an individual grant basis and is typically incremental vesting over a period of approximately four years. Options that were granted under the 1997 Employee Plan vest over a period of approximately four years. Options that were granted under the 1999 Non-Employee Plan became fully vested one year from the date of the grant. The term of the grants made under each plan is established by the Board of Directors and may not exceed ten years. The Company is authorized to issue stock options under the 2001 Employee Plan up to 7,953,954 plus an additional 1,800,000 related to cancellations of certain stock options as defined in the plan.

     The Company has reserved 5,620,131 shares of common stock under the 1997 Employee Plan and 63,250 shares under the 1999 Non-Employee Plan for the exercise of stock options. Additionally, the Company has reserved 7,953,954 shares of common stock under the 2001 Employee Plan, plus up to 1,800,000 shares issued in connection with the cancellation of options under our 1997 option plan for the exercise of stock options issued or to be potentially issued.

     In addition to the above plans, the Company has granted options to a certain employee in conjunction with the execution of a Board-approved employment contract consistent with the 1997 Employee Plan. These options are included in the disclosures that follow.

     The following information relates to stock options whose exercise price equals the fair value of the underlying stock on the date of grant:

                             Year Ended December 31,
            ---------------------------------------------------------
                      2001              2000              1999
               ------------------------------------------------------
                         Weighted          Weighted          Weighted
                         Average           Average           Average
                         Exercise          Exercise          Exercise
                 Share    Price    Shares   Price   Shares    Price
               --------- -------- -------------------------- --------
Outstanding
 at beginning
 of period     4,729,032  $ 4.59  4,252,217 $ 3.51 1,852,627  $ 1.84
Granted        3,600,445    0.45  1,496,583   7.25 2,538,050    4.76
Exercised          --              (379,730)  2.17  (127,190)   4.16
Forfeited/
 expired      (2,349,096)   4.38   (640,038)  5.03   (11,270)   2.85
              ----------          ---------        ---------
Outstanding
 at end of
 period        5,980,381  $ 1.75  4,729,032 $ 4.59 4,252,217  $ 3.51
              ==========          =========        =========

Exercisable
 at end of
 period        3,337,588  $ 1.38  1,151,357 $ 1.78 1,175,047  $ 1.65
              ==========          =========        =========
Weighted
 average
 fair value
 of options
 granted
 during the
 period                   $ 0.44            $ 4.57            $ 1.45

     The following information relates to stock options whose exercise price exceeds the fair value of the underlying stock on the date of grant:

                             Year Ended December 31,
            ---------------------------------------------------------
                      2001              2000              1999
               ------------------------------------------------------
                         Weighted          Weighted          Weighted
                         Average           Average           Average
                         Exercise          Exercise          Exercise
                 Share    Price    Shares   Price   Shares    Price
               --------- -------- -------------------------- --------

Outstanding at
 beginning of
 period             --    $  --        --   $  --    287,500  $ 2.29
Granted             --       --        --      --       --      --
Exercised           --       --        --      --   (287,500)   2.29
Forfeited/
 expired            --       --        --      --       --       --
                  ------             ------         --------
Outstanding at
 end of period      --    $  --        --   $  --       --    $  --
                  ======             ======         ========
Exercisable at
 end of period      --    $  --        --   $  --       --    $  --
                  ======             ======         ========
Weighted average
 fair value of
 options granted
 during the period        $  --             $  --             $  --

     The following information relates to stock options whose exercise price is less than the fair value of the underlying stock on the date of grant:

                             Year Ended December 31,
            ---------------------------------------------------------
                      2001              2000              1999
               ------------------------------------------------------
                         Weighted          Weighted          Weighted
                         Average           Average           Average
                         Exercise          Exercise          Exercise
                 Share    Price    Shares   Price   Shares    Price
               --------- -------- -------------------------- --------

Outstanding at
 beginning of
 period             --    $  --        --   $  --    230,000  $ 2.10
Granted             --       --        --      --       --      --
Exercised           --       --        --      --   (230,000)   2.10
Forfeited/
 expired            --       --        --      --       --       --
                  ------             ------         --------
Outstanding at
 end of period      --    $  --        --   $  --       --    $  --
                  ======             ======         ========
Exercisable at
 end of period      --    $  --        --   $  --       --    $  --
                  ======             ======         ========
Weighted average
 fair value of
 options granted
 during the period        $  --             $  --             $  --


     The following table summarizes information about fixed stock options outstanding at December 31, 2001:



                                   December 31, 2001
                 ----------------------------------------------------
                             Outstanding              Exercisable
                  ------------------------------- -------------------
                                         Weighted
                               Average    Average            Weighted
Exercise Price                   Life    Exercise             Average
Range                Options  (in years)   Price    Options    Price
--------------      --------- ---------- --------  --------- --------

$0.07 - $1.75       4,008,156      8.60   $ 0.44   2,238,747  $ 0.46
$2.17 - $3.69       1,214,324      6.66     2.20     842,262    2.18
$4.14 - $6.25         116,700      7.76     4.58      72,713    4.37
$7.00 - $11.00        641,201      8.08     8.58     183,866    7.72
                    ---------     -----   ------   ---------  ------
Totals              5,980,381      8.13   $ 1.75   3,337,588  $ 1.38
                    =========     =====   ======   =========  ======

     The Company adopted the disclosure requirements of SFAS 123, "Accounting for Stock Based Compensation," upon establishing the Employee Plans and the Non-Employee Plans. As permitted by SFAS 123, the Company continues to apply the accounting provisions of APB Opinion Number 25, "Accounting for Stock Issued to Employees" with regard to the measurement of compensation cost for options granted. The Company recognized $0, $3,960 and $0 of compensation expense during 2001, 2000 and 1999, in conjunction with grants made under its fixed stock option plans. Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:
                                      Years Ended December 31,
                                ----------------------------------
                                     2001       2000       1999
                                  ---------- ---------- ----------
Pro forma net loss applicable
  to common shareholders          $  (32,907)$  (61,822)$  (17,609)

Weighted average shares
  outstanding                     39,093,660 36,313,759 29,804,681

Pro forma net loss per basic
  and diluted share               $    (0.84)$    (1.70)$    (0.59)


     These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, timing of additional grants of stock option awards and number of shares granted for future awards.

     The assumptions used for valuations of option grants calculated in accordance with SFAS 123 are as follows:

                                     2001       2000       1999
                                  ---------- ---------- ----------

Annualized dividend yield              0.00%      0.00%      0.00%
Risk-free rate of return               4.49%      6.28%      5.60%
Expected option term (in years)        5.00       5.00       6.66
Expected volatility                  231.37%     74.80%      0.00%

     g. COMMON STOCK COMPENSATION: On December 30, 1999, the Company entered into a termination and consulting agreement with its former President. In conjunction with the termination and consulting agreement, the Company agreed, effective January 6, 2000, to extend the expiration date of the former President's options to purchase an aggregate of 661,250 shares of the Company's common stock at a price of $2.17 per share until the first anniversary of the termination of the consulting agreement. The extension of the stock option agreements resulted in a remeasurement of the compensation cost associated with the stock options. Accordingly, a total non-cash compensation charge of $3,960 was recognized on a straight-line basis during 2000.

     The Company granted options to purchase 150,000 shares of common stock pursuant to the employment agreement with Steven Golden, the then current President and Chief Executive Officer of the Company, in April 2001. Additionally, the Company granted options to purchase 750,000 shares of common stock to Matthew Moog, the current President and Chief Executive Officer, pursuant to his July 30, 2001 employment agreement. The agreement also provides for the immediate and full vesting on January 1, 2002 of the stock options for 250,000 shares of common stock that were originally issued on March 23, 2001.

     Pursuant to the July 30, 2001 severance agreement between the Company and Steven Golden, all his options granted by the Company as of the date thereof became immediately vested and fully exercisable. The options were also repriced at a strike price of $0.50 per share. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The company did not recognize any expense in 2001 related to these options.

     During 2001, the Company forgave Related Party Notes which had an aggregate principal and accrued interest of $3,747 and recorded the forgiveness as compensation expense. Each related party was permitted to keep the common stock purchased by delivery of the Related Party Notes (Note 3b).

     h. STOCK-BASED COMPENSATION: On April 6, 2000, the Company granted an option to purchase up to $500 of our common stock at the per share public offering price established in the Company's initial public offering. This option was granted for consulting services related to intellectual property licensed by the Company. The options were valued at $102 using the Black-Scholes option pricing model. The options expired unexercised during 2000.

11. EARNINGS PER SHARE: SFAS 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted EPS for the years ended December 31, 2001, 2000 and 1999.

                                      Years Ended December 31,
                                ----------------------------------
                                     2001       2000       1999
                                  ---------- ---------- ----------
Numerator:
  Loss before extraordinary gain  $  (29,554)$  (39,240)$  (16,868)

Extraordinary gain                       327      --         --
                                  ---------- ---------- ----------
Net loss                             (29,227)   (39,240)   (16,868)

Deemed dividend representing the
  beneficial conversion feature of
  Series A Preferred Stock             --       (19,868)     --
Accretion of convertible redeemable
  Series B Preferred Stock to
  redemption value                    (1,318)     --         --
Cumulative dividend on Series B
  Preferred Stock                        (63)     --         --
Accretion of PIK dividend on
  Series B Preferred Stock               (50)
                                  ---------- ---------- ----------
Loss applicable to common
  shareholders                    $  (30,658)$  (59,108)$  (16,868)
                                  ========== ========== ==========
Denominator:
  Basic and diluted loss per
    share before extraordinary
    gain                          $    (0.79)$    (1.63)$    (0.57)
Extraordinary gain                      0.01      --         --
                                  ---------- ---------- ----------
Basic and diluted net loss
  per share                       $    (0.78)$    (1.63)$    (0.57)
                                  ========== ========== ==========
Weighted average shares used
  in the calculation of basic
  and diluted net loss per share  39,093,660 36,313,759 29,804,681
                                  ========== ========== ==========

     The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of unsecured convertible subordinated notes, exercise of employee stock options and warrants, and the conversion of convertible preferred stock as the effect of such exercises would be anti-dilutive.

12. 401(k) PLAN: On February 11, 1997, the Company adopted a 401(k) plan for employees. All employees who meet certain age requirements are eligible to participate. Matching contributions are made at the discretion of the Company. The Company made no matching contributions during 2001, 2000, or 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers

     The names, ages and positions held by our directors and executive officers as of March 1, 2002 are as follows:

Name                    Age   Position
----                    ---   --------

Richard H. Rogel         53   Director and Chairman of the Board
R. Bruce Bradley         52   Director
Gary S. Briggs           39   Director
Guy R. Friddell, III     50   Director
Steven M. Golden         49   Director
Hugh R. Lamle            56   Director
Matthew Moog             32   Director, President
                              and Chief Executive Officer
Karl B. Quist            30   Director
Arthur A. Weiss          52   Director
John J. Adams            31   Chief Operating Officer
David B. Arney           39   Chief Financial Officer
David B. Desser          33   Vice President of Business Affairs
                              and General Counsel

     Richard H. Rogel has served as Chairman of the Board since July 2001 and as a director of CoolSavings since May 1996. In 1982, Mr. Rogel founded Preferred Provider Organization of Michigan, Inc., a preferred provider organization, and served as its Chairman from its inception until it was sold in 1997. Mr. Rogel is the President of the University of Michigan Alumni Association and chairs the University of Michigan's Business School Development Advisory Board, as well as serving on other boards of the University. Mr. Rogel holds a B.B.A. from the University of Michigan.

     R. Bruce Bradley has served as President of Landmark Publishing Group since January 1999. In 1995 he was named President and Publisher of The Virginian-Pilot, Landmark's flagship newspaper in Norfolk, Virginia. He previously held numerous positions throughout The Virginian-Pilot, in addition to positions at Landmark's two other metro papers, the News & Record in Greensboro, North Carolina and The Roanoke Times in Roanoke, Virginia. Mr. Bradley served three years as a ship navigator in the U.S. Navy. He is the past chairman of the Hampton Roads Chamber of Commerce and past Chairman of the Hampton Roads YMCA. Mr. Bradley holds a B.S. in Business Administration from Villanova University, and a M.B.A. from Old Dominion University in Norfolk, VA.

     Gary S. Briggs is Chief Marketing Officer and one of the founders of OurHouse.com, an internet retailer focused on home related products and services. Prior to founding OurHouse.com in 1999, he was Director of Brand Strategy for IBM Corporation. Before joining IBM in 1997, he worked for six years at Pepsi-Cola, most recently as Marketing Director for Brand Pepsi. Prior to Pepsi, Mr. Briggs worked for four years at McKinsey and Company as an associate and engagement manager. Mr. Briggs holds a B.A. from Brown University and an M.B.A. from J.L. Kellogg Graduate School of Management, Northwestern University.

     Guy R. Friddell, III is Executive Vice President and General Counsel of Landmark Communications, Inc. Prior to 1999, he was a partner in the Norfolk, Virginia law firm of Willcox & Savage, P.C. where he headed the corporate department and practiced in the mergers and acquisitions area. He is currently Vice Chairman of the Norfolk Convention and Visitors Bureau, and has previously served as chairman of the Norfolk Board of Zoning Appeals and in various other civic capacities. Mr. Friddell holds an A.B. in Economics and Political Science from Princeton University and a J.D. from the University of Virginia School of Law.

     Steven M. Golden founded CoolSavings in December 1994. He has served as a director since June 1996 and as our President, Chairman of the Board and Chief Executive Officer from January 2000 through July 2001. Prior to founding CoolSavings, Mr. Golden was a financial consultant with Smith Barney from May 1993 to May 1996. From January 1989 to April 1993, Mr. Golden served as President of Land Data Network, which was founded by Mr. Golden and was one of the nation's first online property information systems, providing tax roll and assessment information for various counties in the State of Michigan. Mr. Golden holds a B.B.A. from Michigan State University.

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

     Matthew Moog has served as our President and Chief Executive Officer since July 2001, from January 2001 to July 2001 as our President and Chief Operating Officer and from August 1998 to January 2001 was our Executive Vice President, Sales and Marketing. From October 1996 to July 1998, Mr. Moog served as our Vice President, Sales. Prior to joining CoolSavings, Mr. Moog worked for Microsoft Corporation in various capacities from June 1992 to September 1996, including Strategic Integrator Account Executive, MSN Business Development Executive and Internet Business Development Manager. Mr. Moog holds a B.A. from The George Washington University.

     Karl B. Quist has served as a director of CoolSavings since December, 2001. Mr. Quist serves as a Director, New Ventures at Landmark Communications, Inc. Prior to joining Landmark in 2001, Mr. Quist spent two years as a consultant with McKinsey & Company, Inc. Mr. Quist holds a B.S. in Commerce from the University of Virginia and an M.B.A. from the Darden Graduate School of Business Administration.

     Arthur A. Weiss has served as a director of CoolSavings since September 2001. He also previously served as a director of CoolSavings from March 1998 to June 1998. Since 1976 Mr. Weiss has practiced law with, and is currently a stockholder of, the law firm of Jaffe, Raitt, Heuer & Weiss, Professional Corporation, which represents CoolSavings in various matters. Mr. Weiss is also a director of Sun Communities, Inc. and Bingham Financial Services Corporation.

     John J. Adams has served as our Chief Operating Officer from July 2001 and, our Executive Vice President, Operations and Technology since October 1999 until July 2001. From January 1999 to October 1999, Mr. Adams served as our Executive Vice President, Engineering and Chief Technology Officer. Prior to joining CoolSavings, Mr. Adams worked in several capacities for Arthur Andersen Business Consulting from July 1993 to January 1999, including Manager--Architecture and Methodology, Manager of Client Server and Internet Development and Senior Systems Consultant. Mr. Adams holds a B.S. from Florida State University.

     David B. Arney has served as our Chief Financial Officer since
October 2001. Mr. Arney joined CoolSavings from eLoyalty Corporation where he was Director of Worldwide Finance from September 1999 to September 2001.

From July 1990 through September 1999, Mr. Arney held positions of increasing responsibility at Trans Union Corporation where he was most recently Division Controller of the Credit Reporting Division. Earlier in his career, Mr. Arney spent two years with Federated Foods, Inc. and its Affiliates as an Accounting and Financial Reporting Manager and four years at Deloitte and Touche in the Audit Practice. Mr. Arney is currently a Masters of Business Administration Candidate at Kellogg Graduate School of Management at Northwestern University. He received his Bachelor of Business Administration in Accountancy from Western Michigan University. Mr. Arney is a Certified Public Accountant.

     David B. Desser has served as our Vice President of Business Affairs and General Counsel since November 2001, and was appointed Secretary of the Company in December 2001. From July 1999 to September 2000, Mr. Desser served as our Vice President and General Counsel. Mr. Desser has been engaged in the private practice of law during the periods when he has not been at CoolSavings. From December 1994 through July 1999, Mr. Desser was an associate with the law firm of Katten Muchin Zavis focusing on mergers and acquisitions. Mr. Desser holds a B.A. in Politics from Brandeis University and a J.D. from the Georgetown University Law Center.

     Each director is elected for a one-year term at our annual meeting of stockholders and serves until the next annual meeting of stockholders or until his or her successor is duly elected and qualified.




SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     CoolSavings is required to identify each person who was an officer, director or beneficial owner of more than 10% of its registered equity securities during its most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely on our review of the copies of such reports received by us, and written representations from certain reporting persons, we believe, that during the year ended December 31, 2001, our directors, executive officers and beneficial owners of more than 10% of our capital stock have complied with all filing requirements applicable to them, except that: (a) Peter Sugar, our former secretary filed a late Form 3 reporting his beneficial ownership; (b) Richard Rogel, a Director of the Company, filed one late Form 4 reporting one transaction; and (c) Matthew Moog, our President, Chief Executive Officer and a Director of the Company, filed one late Form 4 reporting transactions.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to our Chief Executive Officer and our four highest paid other executives who were serving as executive officers at December 31, 2001 (the "Named Executive Officers"). In addition, the table includes our former Chief Executive Officer and two additional individuals for whom disclosure would have been made had they been serving as executive officers as of December 31, 2001. See explanations (2), (3) and (4).

                      SUMMARY COMPENSATION TABLE



                                                            Long-term
                                                             Compen-
                                   Annual Compensation       sation
                             ------------------------------ ----------
                                                   Other    Securities
                                                   Annual   Underlying
                               Salary             Compensa-   Options/
                        Year    ($)    Bonus ($)  tion ($)      SAR's
                       ------ -------- ---------  --------- ----------

Matthew Moog (1)         2001 $277,269  $  --          -     1,000,000
  President and          2000  254,011   100,000       -          -
  Chief Executive        1999  137,000   130,000       -       258,750
  Officer

Steven M. Golden (2)     2001 $232,968  $  --      $132,690    500,000
  Former Chairman        2000  299,999   200,000       -          -
  of the Board and       1999  245,000    75,000       -       460,000
  Chief Executive
  Officer

John J. Adams            2001 $165,000  $  --          -       175,000
  Chief Operating        2000  149,999   100,000       -          -
  Officer                1999  125,000    20,000       -       312,000

Robert Gorman (3)        2001 $132,952  $   -      $ 38,077     85,000
  Executive Vice         2000   82,269      -          -          -
  President, General     1999     -         -          -          -
  Counsel, Secretary and
  Chief Privacy Officer

Jonathan J. Smith (4)    2001 $121,529  $  --      $ 38,077    175,000
  Executive Vice         2000  149,999   100,000       -          -
  President, Strategic   1999  119,000    30,000       -       312,000
  Business Development

----------

(1) On July 30, 2001, the Company entered into an employment agreement with Matthew Moog, who became the Company's President and Chief Executive Officer. The employment agreement has a term of three years, provides for an annual base salary of $345,000, and provides for the grant of an option to purchase 750,000 shares of the Company's common stock. The employment agreement further provides that Mr. Moog would be granted 200,000 additional options on the first and second anniversary of the agreement if he is still employed by the Company.

(2) On July 30, 2001, the Company entered into a severance agreement with Mr. Golden which terminated Mr. Golden's employment agreement. The severance agreement provided for three years of severance pay in the amount of $345,000 per year and the continuation of certain benefits. The severance agreement further provided that all options held by Mr. Golden:
(a) became immediately vested and fully exercisable; (b) were adjusted to have an exercise price of $0.50; and (c) were exercisable through the tenth anniversary of the grant of each such options. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock compensation." No compensation expense was recorded in 2001 as the modified options had no intrinsic value.

(3) On October 1, 2001, the Company entered into a severance agreement with Mr. Gorman which terminated Mr. Gorman's employment. The severance agreement provided for a one time payment to Mr. Gorman and the continued payment of the entire premium for continued coverage under CoolSavings' health plan covering medical, dental and vision through April 30, 2002. The severance agreement further provided that all options held by Mr. Gorman would continue vesting until October 1, 2002.

(4) On September 7, 2001, the Company entered into a severance agreement with Mr. Smith which terminated Mr. Smith's employment. The severance agreement provided for a one time payment to Mr. Smith and the continued payment of the entire premium for continued coverage under CoolSavings's health plan covering medical, dental and vision through May 7, 2002. The severance agreement further provided that all options held by Mr. Smith would continue vesting until September 7, 2002.

STOCK OPTIONS

     The following table sets forth summary information concerning individual grants of stock options made during 2001 to each of the Named Executive Officers:

                         OPTION GRANTS IN 2001

                            Percent of
                              Total
                No. of       Options                          Grant
              Securities    Granted to                        Date
              Underlying    Employees  Exercise              Present
               Options      in Fiscal   Price     Expiration  Value
Name           Granted      Year (7)   ($/Share)    Date       (8)
------        ----------    ---------- ---------  ---------- --------

Matthew Moog     750,000 (1)     20.8%     $0.40   7/30/2011 $296,879
                 250,000 (2)      6.9%     $0.50   3/23/2011  123,412

Steven M. Golden 350,000 (3)      9.7%     $0.50   3/23/2011  172,777
                 150,000 (3)      4.2%     $0.50   5/30/2011   47,333

John J. Adams    175,000 (4)      4.9%     $0.50   3/23/2011   86,388

Robert Gorman     85,000 (5)      2.4%     $0.50  10/01/2002   40,288

Jonathan J.
  Smith          175,000 (6)      4.9%     $0.50   9/18/2002   82,970

--------------------

(1) Options granted with an exercise price equal to the market price of CoolSavings shares on the date of grant; vesting in equal increments over the five years from the date of grant; and having a term of ten years from the date of grant.

(2) Options granted with an exercise price equal to the market price of CoolSavings shares on the date of grant; vesting on January 1, 2002; and having a term of ten years from the date of grant.

(3) Options granted with an exercised price equal to the market price of CoolSavings shares on the date of grant; vesting on July 30, 2001; and having a term of ten years from the date of grant.

(4) Options granted with an exercise price equal to the market price of CoolSavings shares on the date of grant; vesting in equal increments on December 31, 2001 and December 31, 2002; and having a term of ten years from the date of grant.

(5) Options granted with an exercise price equal to the market price of CoolSavings shares on the date of grant; vesting in equal increments on December 31, 2001 and December 31, 2002 but with an expiration date of October 1, 2002.

(6) Options granted with an exercise price equal to the market price of CoolSavings shares on the date of grant; vesting in equal increments on December 31, 2001 and December 31, 2002 but with an expiration date of September 18, 2002.

(7) Based on a total of 3,600,445 option shares granted to our employees under the 1997 Stock Option Plan and the 2001 Stock Option Plan during 2001.

(8) All options were granted at an exercise price equal to the market price of CoolSavings common shares on the date of grant.
     CoolSavings, like all public companies, is required to indicate a grant date present value of the option using one of the methods prescribed by the United States Securities and Exchange Commission. CoolSavings chose to use the Black-Scholes present value option pricing model, which is a method of calculating a theoretical present value of the options based upon a mathematical formula using certain assumptions.

The following assumptions were used in calculating the Black-Scholes values shown on the table: an assumed option life of five years; interest rates of 3.69%-5.07%, which represent the yield of a bond equivalent with a maturity date similar to the assumed exercise period; assumed annual volatility of underlying shares of 219.22%-316.45%, calculated based on historical, daily share price movement since inception; zero dividend yield; and the vesting schedule indicated for the respective option grant.

     The following table sets forth the number of shares of common stock acquired upon the exercise of stock options by each Named Executive Officer during 2001 and the number and value of securities underlying unexercised options held by each Named Executive Officer as of December 31, 2001:

    AGGREGATED OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES

                                    Number of            Value of
                                    Securities          Unexercised
                                    Underlying         In-The-Money
                                    Unexercised         Options at
                                    Options at          December 31,
             Shares              December 31, 2001        2001 (1)
            Acquired           --------------------  ----------------
               on      Value     Exer-     Unexer-    Exer-   Unexer-
Name        Exercise  Realized   cisable   cisable    cisable cisable
---------   --------  --------  --------- ---------   ------- -------

Matthew
 Moog          --        --       603,537 1,008,700     N/A     N/A

Steven M.
 Golden        --        --     1,213,000     --        N/A     N/A

John J.
 Adams         --        --       207,100   269,200     N/A     N/A

Robert
 Gorman        --        --        50,714    42,500     N/A     N/A

Jonathan J.
 Smith         --        --        87,500    87,500     N/A     N/A

----------

     (1) None of the options included in this table were in-the-money as of December 31, 2001.

     The following table sets forth summary information concerning grants of stock options that have been repriced for each of the Named Executive
Officers:

                     OPTION REPRICINGS DURING 2001

                                                           Length of
                                                           original
                                                            option
                    Securities  Market                       term
                    underlying price of  Exercise           remain-
                     number    stock at  price at    New    ing at
                    of options time of    time of  exercise date of
Name          Date   repriced  repricing repricing  price  repricing
------       ----------------- --------- --------- ------------------

Steven M.
 Golden (1)
Former Chairman
 of the Board and
 Chief Executive
 Officer
             7/30/01  150,000     $0.40     $0.32    $0.50 4.83 years

             7/30/01  230,000     $0.40     $7.91    $0.50 8.33 years

             7/30/01  230,000     $0.40     $2.17    $0.50 7.58 years

             7/30/01   69,000     $0.40     $2.17    $0.50 7.42 years

             7/30/01  184,000     $0.40     $2.17    $0.50 6.33 years

--------------------

     (1) On July 30, 2001, the Company entered into a severance agreement with Mr. Golden which provided that all options held by Mr. Golden: (a) became immediately vested and fully exercisable; (b) were adjusted to have an exercise price of $0.50; and (c) were exercisable through the tenth anniversary of the grant of each such option.

   REPORT OF THE BOARD OF DIRECTORS ON OPTIONS REPRICING DURING 2001


     We entered into an employment agreement with Steven Golden for a term of three years beginning April 2001, which provided for a salary of $345,000 per year subject to periodic increases at the discretion of the Board. Mr. Golden was also eligible to receive a bonus each year as determined by our Board. In addition, we also granted Mr. Golden stock options to purchase 150,000 shares of common stock at $0.50 per share and accelerated the vesting of all other stock options held by Mr. Golden.

     Effective July 30, 2001, in connection with the Landmark Transaction, Mr. Golden resigned as Chief Executive Officer and Chairman of the Board and we entered into a severance agreement with him. The severance agreement provides that he will receive a monthly severance payment equal to the compensation otherwise payable under his employment agreement during the remainder of the term of his employment agreement. The severance agreement also provides that all of Mr. Golden's stock options to purchase shares of our common stock become immediately vested and exercisable at an exercise price of $0.50 per share. The non-competition agreement in Mr. Golden's employment agreement will be binding on Mr. Golden for a period of two years following his resignation. Mr. Golden will continue to be bound by the confidentiality, non-disclosure and assignment of inventions covenants contained in his employment agreement.

     The Board of Directors of the Company as of the effective date of Mr. Golden's Severance Agreement believed that the repricing of Mr. Golden's options was justified as an element of such severance agreement in light of Mr. Golden's contributions to the Company. Mr. Golden did not participate in this decision.


     Respectfully Submitted,


     Richard H. Rogel
     Matthew Moog
     R. Bruce Bradley
     Gary S. Briggs
     Guy R. Friddell, III
     Steven M. Golden
     Hugh R. Lamle
     Karl B. Quist
     Arthur A. Weiss



DIRECTOR COMPENSATION

     Directors who are also employees of CoolSavings receive no compensation for serving on the board of directors. Directors who are not employees of CoolSavings do not currently receive any cash compensation from us for their service as members of the Board of Directors, although they are reimbursed for all travel and other expenses incurred in connection with attending Board and committee meetings. Under our 1999 Non-Employee Director Stock Option Plan, non-employee directors are also eligible to receive automatic stock option grants upon their initial appointment to the Board of Directors and at each of our annual stockholder meetings. In 2001, no director received options under the 1999 Non-Employee Director Stock Option Plan.

EMPLOYMENT AGREEMENTS

     Matthew Moog Employment Agreement

     We entered into an employment agreement with Matthew Moog for a term of three years beginning July 30, 2001, which appoints Mr. Moog chief executive officer and provides for a salary of $345,000 per year subject to periodic increases by our board of directors at its discretion. Mr. Moog is eligible to receive a bonus each year as determined by our board. We also granted Mr. Moog stock options to purchase 750,000 shares of common stock vesting over five years at an exercise price equal to the greater of market price on the day of execution of his employment agreement or the twenty day closing average of our common stock following execution of his employment agreement. On each of the first two anniversaries of the employment agreement (subject to Mr. Moog's continued employment with us), we will grant Mr. Moog additional stock options to purchase not less than 200,000 shares of our common stock, which options shall vest over a four year period. In addition, we also accelerated the vesting of 250,000 other stock options held by Mr. Moog. If Mr. Moog's employment is terminated without cause, he is entitled to receive a severance payment equal to the greater of the present value of the compensation owed for the remainder of his employment agreement or the present value of the base annual salary then in effect.

     Each of our executive officers has signed our standard terms of employment detailing, among other things, his non-competition and confidentiality obligations and his at-will employment status. All of our executive officers (other than Mr. Moog) are employees at-will and may be terminated at any time at the discretion of our Board of Directors.

     Golden Employment Agreement and Severance Agreement.

     Please see "Option Repricings During 2001" above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of our compensation committee is an officer or employee of CoolSavings. No executive officer of CoolSavings serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee. One member of the compensation committee has entered into loan transactions with us. Please see "Item 13 - Certain Relationships and Related Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth information with respect to the beneficial ownership of our common stock as of March 1, 2002, by:

     . each person known by us to beneficially own more than 5% of our common stock;

     .     each Named Executive Officer;

     .     each of our directors; and

     .     all executive officers and directors as a group.

   Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after March 1, 2002, are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares indicated, subject to applicable community property laws. Beneficial ownership percentage is based on 39,093,660 shares of common stock outstanding as of March 1, 2002.

   Unless indicated otherwise, the address of the beneficial owners is: c/o CoolSavings, Inc., 360 N. Michigan Avenue, Suite 1900, Chicago, Illinois 60601.
                                                          Percentage
                                            Shares         of Shares
Name and Address                          Beneficially    Beneficially
of Beneficial Owner                          Owned           Owned
-------------------                       ------------    ------------

Landmark Ventures VII, LLC
150 W. Brambleton Ave.
Norfolk, Virginia 23510                   123,061,393 (1)       75.89%

Lend Lease International Pty. Limited
Level 44, Australia Square
Sydney, Australia 2000                      10,889,636          27.86%

Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                    10,175,556 (2)       20.32%

Richard H. Rogel
56 Rose Crown
Avon, Colorado 81620                       13,573,089 (3)       29.97%

Hugh R. Lamle
c/o M.D. Sass
1185 Avenue of the Americas
New York, New York 10036                    7,271,199 (4)       16.05%

Steven M. Golden                            6,101,815 (5)       15.14%

Matthew Moog                                1,464,899 (6)        3.66%

John J. Adams                                 272,650 (7)          *

                                                          Percentage
                                            Shares         of Shares
Name and Address                          Beneficially    Beneficially
of Beneficial Owner                          Owned           Owned
-------------------                       ------------    ------------

Arthur A. Weiss
One Woodward
Suite 2400
Detroit, Michigan 48226                       155,677 (8)            *

R. Bruce Bradley
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                             0 (9)            *

Gary S. Briggs
c/o Ebay, Inc.
2145 Hamilton Ave.
San Jose, California  95125                         0                *

Guy R. Friddell, III
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                             0 (9)            *

Karl B. Quist
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                             0 (9)            *

Robert Gorman                                 147,237(10)            *

Jonathan J. Smith                              91,500(11)            *

All directors and executive
  officers as a group
  (12 persons)(12)                         173,204,651          99.05%


     *     Less than 1%.


     (1) Includes 65,780,822 shares of Series B Preferred Stock that are immediately convertible into 65,780,822 shares of common stock and options that are immediately exercisable for the purchase of 57,280,571 shares of Series B Preferred Stock which is immediately convertible into 57,280,571 shares of common stock.

     (2) Includes 10,175,556 shares of common stock subject to purchase pursuant to an immediately exercisable warrant.

     (3) Includes 75,000 shares held by a trust of which Mr. Rogel is the trustee; 139,700 shares held by a limited partnership, of which Mr. Rogel is a partner; 11,500 shares of common stock subject to options exercisable within 60 days after March 1, 2002; and 6,190,476 shares of Series C Preferred Stock that are immediately convertible into 6,190,476 shares of common stock.

     (4) Includes 289,970 shares of common stock held by HLBL Family Partners, LP, which is controlled by Mr. Lamle; 1,500 shares held by a foundation controlled by Mr. Lamle; 11,500 shares of common stock subject to options exercisable within 60 days after March 1, 2002; and 6,190,476 shares of Series C Preferred Stock that are immediately convertible into 6,190,476 shares of common stock.

     (5) Includes 4,382,315 shares of common stock held by a revocable trust, of which Mr. Golden is the trustee; 172,500 shares of common stock held by Steven M. Golden LLC, which is controlled by Mr. Golden; and 1,213,000 shares of common stock subject to options exercisable within 60 days after March 1, 2002.

     (6) Includes 238,269 shares of common stock held by Moog Investment Partners, LP, which is controlled by Mr. Moog; and 896,662 shares of common stock subject to options exercisable within 60 days after March 1, 2002.

     (7) Includes 263,450 shares of common stock subject to options exercisable within 60 days after March 1, 2002.

     (8) Includes 149,257 shares of common stock held by ARL Investors, LLC which is controlled by Mr. Weiss.

     (9) Does not include the 133,236,949 shares of common stock beneficially owned by Landmark VII, LLC and Landmark
           Communications, Inc. which shares such individual may be deemed to beneficially own as a result of his relationship as a stockholder, director, officer or employee of such entities. Such individual expressly disclaims beneficial ownership of all such shares of common stock.

     (10) Includes 50,714 shares of common stock subject to options exercisable within 60 days after March 1, 2002.

     (11) Includes 87,500 shares of common stock subject to options exercisable within 60 days after March 1, 2002.

     (12) Includes 135,771,275 shares of common stock subject to options and warrants and convertible preferred stock exercisable or convertible within 60 days after March 1, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     LANDMARK

     As a result of a series of transactions between Landmark and the Company, Landmark has the right to designate not less than a majority of our Board of Directors at all times while the Company's Series B Preferred Stock is outstanding. R. Bruce Bradley, Guy R. Friddell, III and Karl B. Quist are currently the directors designated by Landmark. As a result of an agreement between certain stockholders and Landmark, those stockholders agreed to vote their shares of CoolSavings common stock in favor of the election of directors nominated by the holders of a majority of the then outstanding shares of Series B Preferred Stock. Landmark has also agreed that until May 31, 2005, subject to certain conditions, it will vote its shares of Series B Preferred Stock on an as converted basis to elect as a director one person nominated by each of Messrs. Golden, Lamle and Rogel. Pursuant to that same agreement, Landmark has agreed that it will not take any action to cause CoolSavings to become a privately-held company until the earlier of two years after Landmark and any of its affiliates own 51% of our common stock (on an as-converted basis) or July 30, 2005 unless such transaction is approved by the holders of a majority of the shares of our common stock not owned by Landmark; provided, such restriction does not apply to purchases made from Messrs. Golden, Lamle, Moog or Rogel (or their affiliates), purchases made from Lend Lease or any of the transactions contemplated under the Company's stock purchase and loan agreements with Landmark (including "in-kind" payment due Landmark from the Company). CoolSavings is not a party to this agreement and, as such, it may be amended or terminated without CoolSavings' involvement.

     LEND LEASE

     In connection with an Investment Agreement between Lend Lease and CoolSavings dated June 1, 1998, CoolSavings, Lend Lease and certain of our stockholders entered into a stockholders agreement under which, among other things, Lend Lease designated three persons to serve on our Board of Directors. Albert Aiello, Robert J. Kamerschen and Lynette H. Mayne were the directors designated by Lend Lease and served on the Board of Directors until our annual meeting of shareholders on September 20, 2001. The provisions in the shareholders agreement addressing the composition of our Board of Directors terminated upon the completion of our initial public offering in May 2000. No Lend Lease designated directors serve on our Board of Directors.

     In October 1999, pursuant to an April 1999 agreement with Lend Lease, we borrowed nearly $3.5 million under convertible subordinated notes issued to Lend Lease. The principal on these notes automatically converted into 554,982 shares of our common stock upon completion of our initial public offering.

     LOANS TO DIRECTORS

     On February 4, 1999, our Board of Directors authorized the payment of the exercise prices of outstanding options and warrants held by our directors and other warrant holders by delivery of promissory notes to CoolSavings with the following terms: (a) all principal and accrued and unpaid interest is due on the fourth anniversary of the issuance of the note; (b) the notes bear interest at rates between 4.83% and 6.71% per annum (the then applicable federal rate); (c) accrued interest is payable annually; (d) the note is secured by the shares of common stock issued upon exercise of such option or warrant; and (e) the maker is personally liable on the note only to the extent of all accrued interest on the note plus 20% of the total principal amount of the note. Pursuant to this Plan, current and former directors exercised warrants and options to acquire a total of approximately 1.7 million shares of common stock for notes in the aggregate principal amount of approximately $3.4 million.

     Prior to the date of our initial public offering, the following directors of CoolSavings exercised their outstanding options and warrants in exchange for the delivery of a promissory note with the terms described above:

                                    Shares Issued        Principal
Name                                Upon Exercise     Amount of Note
----                                -------------     --------------

Richard H. Rogel, Trustee                862,500       $1,181,250(1)
Albert Aiello                             57,500          120,922
Hugh R. Lamle                             57,500          120,922
Lynette Mayne                             57,500          120,922
Arthur A. Weiss (2)                       57,500          131,250

     (1) Mr. Rogel delivered 13 notes in the aggregate principal amount of $1,050,000 upon the exercise of warrants to purchase 805,000 shares of common stock and delivered an additional note in the principal amount of $131,250 upon the exercise of an option to purchase 57,500 shares of common stock. All of these notes have identical terms and conditions as described above.

     (2)   Mr. Weiss is a director of Cool Savings.

     On April 3, 2000, Steven M. Golden, our Chairman and Chief Executive Officer, exercised his vested options to purchase 322,000 shares of our common stock in exchange for the delivery of a promissory note in the principal amount of $700,000 with the terms as described above, except that the interest rate is 6.71% per annum (the applicable federal rate). Each of the loans described above has been forgiven by CoolSavings, see "Indebtedness of Directors, Officers and Management".

     OPTIONS TO DIRECTOR

     On July 13, 1999, we granted to Richard H. Rogel, one of our directors, an option to purchase 115,000 shares of our common stock at a price of $4.37 per share. Mr. Rogel exercised this option by delivering to CoolSavings a full recourse promissory note in the original principal amount of $502,354. This note bears interest at the rate of 5.86% per annum (the then applicable federal rate), provides for annual payments of accrued interest and is due in full on the fourth anniversary of the note. This note was forgiven by CoolSavings.

     INDEBTEDNESS OF DIRECTORS AND MANAGEMENT

     The following table presents the aggregate amount of indebtedness owing to CoolSavings by a former executive officer and current and former directors to whom CoolSavings has made a loan as described in this Item 13 as of June 30, 2001:

                                     Aggregate
                                      Amount
                                    Outstanding
                                       as of
Name                               June 30, 2001
----                               --------------

Steven M. Golden                    $  805,136
Richard H. Rogel,                    1,869,408
Albert Aiello                          134,138
Hugh R. Lamle                          134,138
Lynette Mayne                          133,658
Arthur A. Weiss                        145,589

     At a meeting held in 2001, the directors present (director Kamerschen could not attend) engaged in a discussion of the facts surrounding these notes. There followed a deliberation of the potential benefits and detriments of several alternatives concerning the notes including possible forgiveness of the amounts owing under the notes. After due consideration, the directors by a vote of four in favor (director Aiello abstaining) authorized CoolSavings to forgive the principal and accrued interest owing under these notes.

     PRIVATE PLACEMENT

     In March 2001, an unrelated third party purchased $0.1 million and Richard H. Rogel and Hugh R. Lamle each purchased $1.0 million of our 8% Senior Subordinated Convertible Notes due March 1, 2006. These notes carried warrants to purchase one share of our common stock for every $2.00 of principal indebtedness under each note for a total of one million shares subject to warrants held by directors. The warrants have an exercise price of $1.25 per share. The notes were convertible at any time into the our common stock at a conversion rate equal to one share for each outstanding dollar of principal and accrued interest, at the election of the note holder. Interest was payable quarterly, and for periods prior to April 1, 2003, we had the option to pay interest on the outstanding principal balance of the notes in cash or by delivery of additional notes in an amount equal to the amount of the interest.

     In connection with the Landmark Transaction, the holders of the notes elected to exchange their notes and warrants for 13.0 million shares of the Company's Series C Convertible Preferred Stock.

     The terms of the Series C Preferred Stock are set forth in their entirety in our Certificate of Incorporation. The Series C Preferred Stock ranks junior (with respect to dividends and liquidation payments) to the Series B Preferred Stock but senior to the common stock.

     The Series C Preferred Stock will not accrue dividends. Dividends may be declared and paid on the Series C Preferred Stock from funds lawfully available as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding preferred stock, including the Series B Preferred Stock.

     Each share of Series C Preferred Stock is convertible, at the holder's option, into the number of shares of common stock obtained by dividing the stated value of a share of Series C Preferred Stock ($0.1665) by the conversion price ($0.1665 at the time of issuance, subject to anti-dilution adjustments).

     The conversion price and conversion ratio are subject to "weighted average" adjustment upon certain events. This means, for example (and excluding exceptions), that if we issue common stock for less than the conversion price or issue convertible or derivative securities with an exercise or conversion price less than the conversion price of the Series C Preferred Stock, the conversion price and conversion ratio are reduced to the price derived from the weighted average of the price at which all such new securities were issued.

     Shares of Series C Preferred Stock are redeemable in whole, at our election, at any time after the shares of Series B Preferred Stock have been redeemed or after the third anniversary of the date of issuance, if the holders of a majority of the shares of Series B Preferred Stock consent, at the stated value ($0.1665 at the time of issuance, subject to anti-dilution adjustments) for each share of Series C Preferred Stock plus a cash amount per share equal to eight percent (8%) per annum of the Series C Preferred Stock stated value.

     Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock is convertible. The holders of Series C Preferred Stock are entitled to vote together with holders of common stock at any meeting of our shareholders on any and all matters presented to our shareholders for consideration.

     On liquidation, after the payment of the preferred distribution to the holders of the Series B Preferred Stock, holders of Series C Preferred Stock are entitled to be paid the greater of: (1) the amount per share that would have been payable if each share of Series C Preferred had been converted to common stock, or (2) the stated value ($0.1665 at the time of issuance, subject to anti- dilution adjustments) for each share of Series C Preferred Stock plus a cash amount per share equal to eight percent (8%) per annum of the Series C Preferred Stock stated value before holders of our common stock receive a distribution. At the election of the holders of the Series C Preferred Stock, a change of control of CoolSavings or a sale of all or substantially all of the assets of CoolSavings may be deemed to be a liquidation, provided the holders of the Series B Preferred Stock have elected to have such event constitute a liquidation.

     LOANS FROM DIRECTOR

     In June 2001, a trust of which one of our directors, Richard H. Rogel, is the trustee, loaned us a total of $279,000. These loans consisted of an interest free loan of $60,000 and a loan for $219,000 evidenced by a promissory note dated June 27, 2001, which accrued interest at a rate equal to 8.5% per annum. All principal and accrued interest under these loans has been repaid.

     RELATIONSHIP WITH LEGAL COUNSEL

     During the fiscal year ended December 31, 2001, the law firm of Jaffee, Raitt, Heuer & Weiss, Professional Corporation, acted as outside counsel and represented us in various matters. Arthur A. Weiss, one of our directors, is a stockholder of Jaffe Raitt.

     RELATIONSHIP WITH DIRECTOR

     M. Gary S. Briggs, one of our directors, was the chief marketing officer and one of the founders of OurHouse.com, an internet retailer focused on home related products and services. OurHouse.com has been one of our customers.

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


Date: April 1, 2002               CoolSavings, Inc.

                                  By:  /s/ Matthew Moog
                                       -------------------------
                                       Matthew Moog
                                       Chief Executive Officer,
                                       President and Director



                                  By:  /s/ David B. Arney
                                       -------------------------
                                       David B. Arney
                                       Chief Financial Officer


                           POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Matthew Moog and David B. Arney, and each of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                   Title                        Date
---------                   -----                        ----


/s/ Matthew Moog            Chief Executive Officer,     April 1, 2002
-------------------------   President and Director
Matthew Moog


/s/ David B. Arney          Chief Financial Officer      April 1, 2002
-------------------------   (Principal Accounting and
David Arney                 Financial Officer)


/s/ Richard H. Rogel        Chairman of the Board        April 1, 2002
-------------------------   of Directors
Richard H. Rogel


/s/ R. Bruce Bradley        Director                     April 1, 2002
-------------------------
R. Bruce Bradley

Signature                   Title                        Date
---------                   -----                        ----


/s/ Gary S. Briggs          Director                     April 1, 2002
-------------------------
Gary S. Briggs


/s/ Guy R. Friddell, III    Director                     April 1, 2002
-------------------------
Guy R. Friddell, III


/s/ Steven M. Golden        Director                     April 1, 2002
-------------------------
Steven M. Golden


/s/ Hugh R. Lamle           Director                     April 1, 2002
-------------------------
Hugh R. Lamle


/s/ Karl B. Quist           Director                     April 1, 2002
-------------------------
Karl B. Quist


/s/ Arthur A. Weiss         Director                     April 1, 2002
-------------------------
Arthur A. Weiss

                 Report of Independent Accountants on
                     Financial Statement Schedule



To the Board of Directors and Shareholders of CoolSavings, Inc.:


Our audits of the financial statements referred to in our report dated February 14, 2002 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





PricewaterhouseCoopers LLP


Chicago, Illinois
February 14, 2002

                           CoolSavings, Inc.

           Schedule II -- Valuation and Qualifying Accounts




                                Additions (Reductions)
                         ----------------------------------
              Balance at  Charged to  Charged               Balance at
             Beginning of  Costs and  to Other     (1)        End of
               Period      Expenses   Accounts   Deduction    Period
             ------------ ---------- ----------  ---------- ----------


YEAR ENDED
DECEMBER 31,
2001
------------

Allowance for
 doubtful
 receivables     $ 1,318    $ 2,432   $   --      $ (2,869)    $  881



YEAR ENDED
DECEMBER 31,
2000
------------

Allowance for
 doubtful
 receivables     $   118    $ 1,638   $   --      $   (438)    $1,318



YEAR ENDED
DECEMBER 31,
1999
------------

Allowance for
 doubtful
 receivables     $    13    $   123   $   --      $    (18)    $  118



     (1)   Uncollectible accounts written off.

                             EXHIBIT INDEX

Exhibit
No.        Description
-------    -----------

2.1 Securities Purchase Agreement dated as of July 30, 2001 between coolsavings.com, inc., CoolSavings, Inc., Landmark
           Communications, Inc., and Landmark Ventures VII, LLC
           (incorporated by reference to Exhibit 2.1 to CoolSavings' Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2001 (the"August 8-K")

2.2 Amendment No. 1 to the Securities Purchase Agreement dated as of August 16, 2001 between coolsavings.com, inc., CoolSavings, Inc., Landmark Communications, Inc., and Landmark Ventures VII, LLC (incorporated by reference to Exhibit 2.3 to CoolSavings' Quarterly Report on Form 10-Q for the period ending
           September 30, 2001)

2.3 Agreement and Plan of Merger dated as of July 30, 2001 by and between coolsavings.com, inc. and CoolSavings, Inc.
           (incorporated by reference to Exhibit 2.2 to the August 8-K)

3.1 Certificate of Incorporation (incorporated by reference to Appendix D to CoolSavings' Definitive Proxy Statement filed with the Commission on August 22, 2001)

3.2 Bylaws (incorporated by reference to Appendix F to CoolSavings' Definitive Proxy Statement; file no. 000-30199)

4.1        Form of Common Stock Certificate (incorporate by reference to
           Exhibit 4.1 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.2 Shareholders Agreement, dated as of June 1, 1998, among CoolSavings and certain of its Shareholders (incorporated by reference to Exhibit 4.2 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.3 Registration Rights Agreement among CoolSavings and the holders of the 1999 Unsecured, Convertible Subordinated Promissory Notes (incorporated by reference to Exhibit 4.4 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.4 Registration Rights Agreement among CoolSavings and the holders of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.5        Warrant between coolsavings.com, inc. and Landmark
           Communications, Inc. dated July 30, 2001 (incorporated by reference to Exhibit 4.1 to the August 8-K)

4.6* Warrant between CoolSavings, Inc. and Landmark Communications, Inc. dated November 12, 2001.

4.7 Registration Rights Agreement between coolsavings.com,inc., Landmark Ventures VII, LLC and certain coolsavings.com, inc. shareholders dated July 30, 2001 (incorporated by reference to Exhibit 4.2 to the August 8-K)

9.1 Voting Agreement between Landmark Communications, Inc., Landmark Ventures VII, LLC and certain coolsavings.com, inc. shareholders dated July 30, 2001 (incorporated by reference to Exhibit 9.1 to the August 8-K)

Exhibit
No.        Description
-------    -----------

10.1 Investment Agreement, dated June 1, 1998, by and between CoolSavings and Lend Lease International Pty. Limited (incorporated by reference to Exhibit 10.1 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.2 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.3       1997 Stock Option Plan (incorporated by reference to
           Exhibit 10.3 to CoolSavings' Registration Statement on
           Form S-1; file no. 333-94677)

10.4       1999 Director Option Plan (incorporated by reference to
           Exhibit 10.4 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.5 Loan and Security Agreement, dated January 18, 2000, between CoolSavings and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.18 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.6 Forbearance and Reaffirmation Agreement dated June 15, 2001 between coolsavings.com, inc. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.5 to CoolSavings' Quarterly Report on Form 10-Q for the period ending June 30, 2001)

10.7 Letter Agreement dated July 27, 2001 between coolsavings.com, inc. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001)

10.8 Form of Promissory Note from current and former directors of CoolSavings payable to CoolSavings in consideration for exercise of stock options and/or warrants (incorporated by reference to Exhibit 10.6 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.9 Termination Agreement, dated December 30, 1999, between CoolSavings and Hillel Levin (incorporated by reference to Exhibit 10.7 to CoolSavings' Registration Statement on
           Form S-1; file no. 333-94677)

10.10 Consulting Agreement, dated as of January 1, 2000, between CoolSavings and Hillel Levin (incorporated by reference to Exhibit 10.8 to CoolSavings Registration Statement on Form S-1; file no. 333-94677)

10.11 Lease Agreement, dated February 24, 1997, between Prentiss Properties Acquisition Partners, L.P. and CoolSavings (incorporated by reference to Exhibit 10.9 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.12 Agreement of Sublease, dated June 30, 1998, between Insurance Company of North America and CoolSavings (incorporated by reference to Exhibit 10.10 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

Exhibit
No.        Description
-------    -----------

10.13 Lease Agreement, dated January 3, 2000, between 360 North Michigan Trust and CoolSavings (incorporated by reference to Exhibit 10.11 to CoolSavings' Registration Statement on
           Form S-1; file no. 333-94677)

10.14 Forbearance Letter Agreement dated June 14, 2001 between coolsavings.com, inc. and 360 North Michigan Trust
           (incorporated by reference to Exhibit 10.9 to CoolSavings' Quarterly Report on Form 10-Q for the period ending June 30,
           2001)

10.15 Market Survey Panelist Agreement, dated as of October 25, 1999, between CoolSavings and NFO Research, Inc. (incorporated by reference to Exhibit 10.12 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.16 Bankcard Marketing Agreement, dated April 2, 1999, between CoolSavings and First USA Bank (incorporated by reference to
           Exhibit 10.13 to CoolSavings' Registration Statement on
           Form S-1; file no. 333-94677)

10.17 Stock Purchase and Advertising Agreement, dated May 28, 1999, between CoolSavings and National Broadcasting Company, Inc. (incorporated by reference to Exhibit 10.14 to CoolSavings Registration Statement on Form S-1; file no. 333-94677)

10.18 Agreement, dated February 8, 2000, between CoolSavings and The Parenting Group, Inc. (incorporated by reference to
           Exhibit 10.15 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.19 Agreement, dated January 18, 2000, between CoolSavings and Mail Coups, Inc. (incorporated by reference to Exhibit 10.16 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.20 Program Agreement, dated February 17, 2000, between CoolSavings and First Data Merchant Services Corporation (incorporated by reference to Exhibit 10.17 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.21 Incentives Management Program Agreement, dated March 31, 2000, between CoolSavings and Netcentives, Inc. (incorporated by reference to Exhibit 10.19 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.22 Addendum to the Netcentives, Inc. Incentive Management Program Agreement dated June 14, 2001 between coolsavings.com, inc. and Netcentives, Inc. (incorporated by reference to Exhibit 10.8 to CoolSavings' Quarterly Report on Form 10-Q for the period ending June 30, 2001)

10.23 Form of 8% Senior Subordinated Convertible Notes due March 1, 2006 ("8% Notes") (incorporated by reference to Exhibit 10.1 to CoolSavings' Quarterly Report on Form 10-Q for the period ending March 31, 2001)

10.24 Form of Warrant issued in connection with 8% Notes ("Warrants") (incorporated by reference to Exhibit 10.2 to CoolSavings' Quarterly Report on Form 10-Q for the period ending March 31,
           2001)

Exhibit
No.        Description
-------    -----------

10.25 Form of Letter confirming terms of investment in 8% Notes and Warrants. (incorporated by reference to Exhibit 10.3 to CoolSavings' Quarterly Report on Form 10-Q for the period ending March 31, 2001)

10.26      Amended and Restated Senior Secured Loan and Security
           Agreement, dated July 30, 2001, between coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.1 to the August 8-K)

10.27 First Amendment to Amended and Restated Senior Secured Loan and Security Agreement dated September 25, 2001 between coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.8 to CoolSavings' Quarterly Report on Form 10-Q for the period ending
           September 30, 2001)

10.28 Commercial Demand Grid Note, dated July 30, 2001, between coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.2 to the August 8-K)

10.29      Amended and Restated Commercial Demand Grid Note dated
           September 28, 2001 between CoolSavings, Inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.9 to CoolSavings' Quarterly Report on Form 10-Q for the period ending September 30, 2001)

10.30      2001 Stock Option Plan (incorporated by reference to
           Exhibit 10.3 to the August 8-K)

10.31 Form of Shareholders Agreement between CoolSavings, Inc., Landmark Ventures VII, LLC and certain shareholders of coolsavings.com, inc. (incorporated by reference to Exhibit 10.4 to the August 8-K)

10.32 Employment Agreement dated April 1, 2001 between coolsavings.com, inc. and Steven M. Golden (incorporated by reference to Exhibit 10.10 to CoolSavings' Quarterly Report on Form 10-Q for the period ending June 30, 2001)

10.33 Severance Agreement dated July 29, 2001 between coolsavings.com, inc. and Steven M. Golden (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001)

10.34 Employment Agreement dated July 29, 2001 between coolsavings.com, inc. and Matthew M. Moog (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001)

10.35 Forbearance and Reaffirmation Agreement dated July 27, 2001 between coolsavings.com, inc. and Midwest Guaranty Bank (incorporated by reference to Exhibit 10.7 to CoolSavings' Quarterly Report on Form 10-Q for the period ending June 30,
           2001)

Exhibit
No.        Description
-------    -----------

10.36* Senior Secured Note dated July 30, 2001 between coolsavings.com, inc. and Landmark Communications, Inc.

24 *       Power of Attorney (included on signature page)

-------------

    *      Filed herewith.

   ** Certain information in Exhibit 10.14 has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portion.