Form 10-Q
period 2002-03-31
COOLSAVINGS INC
filed 2002-05-14
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549



                                  FORM 10-Q



      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

                                     OR

      [___]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                      Commission file number 000-30199




                              CoolSavings, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



            Delaware                                  36-4462895
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)



                      360 N. Michigan Avenue 19th Floor
                           Chicago, Illinois 60601
         ----------------------------------------------------------
         Address of principal executive offices, including zip code



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

Number of shares of common stock, $0.001 par value per share, outstanding as of April 30, 2002: 39,093,660

                                    INDEX




PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheets
              March 31, 2002 and December 31, 2001 . . . . . . .       3

            Statements of Operations
              Three Month Periods Ended
                March 31, 2002 and 2001. . . . . . . . . . . . .       6

            Statement of Changes in Convertible Redeemable
              Preferred Stock and Stockholders' Deficit
                Three Month Period Ended March 31, 2002. . . . .       7

            Statements of Cash Flows
              Three Month Periods Ended
                March 31, 2002 and 2001. . . . . . . . . . . . .       8

            Notes to Financial Statements. . . . . . . . . . . .       9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . .      14


Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . .      19


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . .      20

Item 2.     Changes in Securities and Use of Proceeds. . . . . .      20

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . .      20

Item 4.     Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . .      20

Item 5.     Other Information. . . . . . . . . . . . . . . . . .      20

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .      21



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .      22

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


                              COOLSAVINGS, INC.
                               BALANCE SHEETS
               (in thousands, except share and per share data)


                                               March 31,
                                                 2002        December 31,
                                              (Unaudited)       2001
                                             -------------   -----------

                                   ASSETS
                                   ------
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . .      $    4,843    $    5,144
Restricted certificates of deposit . . . . .           231           231
Accounts receivable, net of allowance
  of $1,042 and $881 at March 31, 2002
  and December 31, 2001, respectively. . . .         2,883         3,610
Prepaid assets . . . . . . . . . . . . . . .           306           320
Other assets . . . . . . . . . . . . . . . .            80           144
                                                ----------    ----------
    Total current assets . . . . . . . . . .         8,343         9,449
                                                ----------    ----------

Property and equipment . . . . . . . . . . .        10,617        10,593
Capitalized software costs . . . . . . . . .         1,490         1,490
Capitalized web site costs . . . . . . . . .         3,088         3,152
                                                ----------    ----------

Total. . . . . . . . . . . . . . . . . . .          15,195        15,235
Less accumulated depreciation
  and amortization . . . . . . . . . . . .          (8,197)       (7,151)
                                                ----------    ----------
                                                     6,998         8,084

Intangible assets, patents and licenses,
  net of accumulated amortization of
  $314 and $245 at March 31, 2002 and
  December 31, 2001, respectively. . . . . .           362           431
                                                ----------    ----------
Total assets . . . . . . . . . . . . . . .      $   15,703    $   17,964
                                                ==========    ==========

                              COOLSAVINGS, INC.
                         BALANCE SHEETS - Continued



                                               March 31,
                                                 2002        December 31,
                                              (Unaudited)       2001
                                             -------------   -----------


                                 LIABILITIES
                                 -----------
CURRENT LIABILITIES:
Accounts payable, including amounts
  due to related parties of $13
  and $110 at March 31, 2002 and
  December 31, 2001, respectively. . . . . .    $    2,081    $    2,902
Accrued marketing expense. . . . . . . . . .           394           266
Accrued compensation . . . . . . . . . . . .           568           440
Accrued interest, including amounts
  due to related parties of $261
  and $113 at March 31, 2002 and
  December 31, 2001, respectively. . . . . .           266           125
Accrued expenses, including amounts
  due to related parties of $679 and
  $405 at March 31, 2002 and
  December 31, 2001, respectively. . . . . .         1,914         1,845
Deferred revenue . . . . . . . . . . . . . .           393           351
Notes payable due to related party . . . . .         8,770         7,249
Current maturities of long-term debt . . . .         1,199         1,879
Senior secured note payable. . . . . . . . .         5,266         5,153
                                                ----------    ----------
    Total current liabilities. . . . . . . .        20,851        20,210
                                                ----------    ----------

LONG-TERM LIABILITIES:
Deferred revenue . . . . . . . . . . . . . .           175           241
Accrued expenses due to related parties. . .           391           478
                                                ----------    ----------
    Total long-term liabilities. . . . . . .           566           719
                                                ----------    ----------

Commitments and contingencies  (Note 7)

Convertible redeemable cumulative
  Series B Preferred Stock, $0.001 par
  value, 258,000,000 shares authorized,
  65,057,936 issued and outstanding at
  March 31, 2002 and December 31, 2001
  (liquidation preference of $0.1554
  per share at March 31, 2002 and
  December 31, 2001) . . . . . . . . . . . .        10,108        10,108
Convertible redeemable Series C
  Preferred Stock, $0.001 par value,
  13,000,000 shares authorized,
  13,000,000 shares issued and
  outstanding at March 31, 2002
  and December 31, 2001  (liquidation
  preference of $0.1665 per share at
  March 31, 2002 and December 31, 2001). . .         1,950         1,950

                              COOLSAVINGS, INC.
                         BALANCE SHEETS - Continued



                                               March 31,
                                                 2002        December 31,
                                              (Unaudited)       2001
                                             -------------   -----------

                            STOCKHOLDERS' DEFICIT
                            ---------------------

Common stock, $0.001 par value per
  share, 379,000,000 shares authorized,
  39,093,660 shares issued and
  outstanding at March 31, 2002 and
  December 31, 2001. . . . . . . . . . . . .            39            39
Additional paid-in capital . . . . . . . . .        74,313        74,517
Accumulated deficit. . . . . . . . . . . . .       (92,124)      (89,579)
                                                ----------    ----------
Total stockholders' deficit. . . . . . . . .       (17,772)      (15,023)
                                                ----------    ----------
Total liabilities, convertible
  redeemable preferred stock and
  stockholders' deficit. . . . . . . . . . .    $   15,703    $   17,964
                                                ==========    ==========








































                   The accompanying notes are an integral
                      part of the financial statements.

                              COOLSAVINGS, INC.
                          STATEMENTS OF OPERATIONS
               (in thousands, except share and per share data)

                 THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (UNAUDITED)



                                                 2002            2001
                                              ----------      ----------
Revenue:
  e-marketing services . . . . . . . . .      $    5,697      $    6,233
  License royalties. . . . . . . . . . .              66             101
                                              ----------      ----------
Net revenues . . . . . . . . . . . . . .           5,763           6,334

Cost of revenues . . . . . . . . . . . .             984           1,933
                                              ----------      ----------
Gross profit . . . . . . . . . . . . . .           4,779           4,401
                                              ----------      ----------

Operating expenses:
  Sales and marketing. . . . . . . . . .           3,495           6,994
  Product development. . . . . . . . . .           1,072           2,022
  General and administrative . . . . . .           2,486           3,856
                                              ----------      ----------
Total operating expenses . . . . . . . .           7,053          12,872

Loss from operations . . . . . . . . . .          (2,274)         (8,471)

Other income (expense):
  Interest and other income. . . . . . .              14             171
  Interest expense . . . . . . . . . . .            (285)           (126)
  Amortization of debt discount. . . . .           --                 (6)
                                              ----------      ----------
Total other income (expense) . . . . . .            (271)             39
                                              ----------      ----------

Loss before income taxes . . . . . . . .          (2,545)         (8,432)
Income taxes . . . . . . . . . . . . . .           --              --
                                              ----------      ----------
Net loss . . . . . . . . . . . . . . .            (2,545)         (8,432)

Cumulative dividend on Series B
  Preferred Stock. . . . . . . . . . . .            (204)          --
                                              ----------      ----------
Loss applicable to common
  shareholders . . . . . . . . . . . . .      $   (2,749)     $   (8,432)
                                              ==========      ==========


Basic and diluted net loss per share . .      $    (0.07)     $    (0.22)
                                              ==========      ==========

Weighted average shares used in
  the calculation of basic and
  diluted net loss per share . . . . . .      39,093,660      39,093,660
                                              ==========      ==========








                   The accompanying notes are an integral
                      part of the financial statements.

                                                  COOLSAVINGS, INC.
                           STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                              AND STOCKHOLDERS' DEFICIT
                                                     (Unaudited)
                                          (in thousands, except share data)



                                                                             Stockholders' Deficit
                                                               --------------------------------------------------
                   Series B Redeemable  Series C Redeemable                                              Total
                     Preferred Stock      Preferred Stock       Common Stock      Additional   Accumu-   Stock-
                   -------------------  -------------------  -------------------    Paid-in    lated     holders'
                     Shares    Amount     Shares    Amount     Shares    Amount     Capital    Deficit   Deficit
                   ----------  -------  ----------  -------  ----------  -------  ----------  --------   --------

Balances,
 January 1, 2002 . 65,057,936  $10,108  13,000,000  $ 1,950  39,093,660  $    39    $ 74,517  $(89,579)  $(15,023)

Cumulative divid-
 end accrued on
 Series B Pre-
 ferred Stock. . .                                                                      (204)                (204)
Net loss . . . . .                                                                              (2,545)    (2,545)
                   ----------  -------  ----------  -------  ----------  -------    --------  --------   --------

Balances,
 March 31, 2002. . 65,057,936  $10,108  13,000,000  $ 1,950  39,093,660  $    39    $ 74,313  $(92,124)  $(17,772)
                   ==========  =======  ==========  =======  ==========  =======    ========  ========   ========







                      The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                          STATEMENTS OF CASH FLOWS
               (in thousands, except share and per share data)

                 THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (UNAUDITED)

                                                  2002            2001
                                                --------        --------
Cash flows used in operating activities:
  Net loss . . . . . . . . . . . . . . .        $ (2,545)       $ (8,432)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization. . . .           1,210           1,065
    Provision for doubtful accounts. . .             169             425
    Interest payment in kind . . . . . .             105           --
    Amortization of debt discount. . . .           --                  6
    Write-off related to website
      project costs. . . . . . . . . . .              86           --
    Landmark transaction costs . . . . .              21           --
  Changes in assets and liabilities:
   Increase in restricted
     certificates of deposit . . . . . .           --             (1,273)
   Decrease in accounts receivable . . .             558           3,684
   Decrease in prepaid and
     other current assets. . . . . . . .              78             342
   (Decrease) increase in
     accounts payable. . . . . . . . . .            (821)            323
   Decrease in deferred revenue. . . . .             (24)           (206)
   Increase (decrease) in accrued
     and other liabilities . . . . . . .             266          (1,333)
                                              ----------      ----------
Net cash flows used in
  operating activities . . . . . . . . .            (897)         (5,399)
                                              ----------      ----------
Cash flows used in investing
 activities:
  Purchases of property and equipment. .             (24)         (1,150)
  Capitalized web site development
    costs. . . . . . . . . . . . . . . .            (117)           (844)
                                              ----------      ----------
Net cash used in investing activities. .            (141)         (1,994)
                                              ----------      ----------
Cash flows provided by financing
 activities:
  Proceeds from short-term debt. . . . .           --              1,186
  Advances on notes payable. . . . . . .           1,500           2,100
  Repayment of debt obligations. . . . .            (763)           (372)
  Cash overdraft . . . . . . . . . . . .           --             (1,138)
                                              ----------      ----------
Net cash provided by financing
  activities . . . . . . . . . . . . . .             737           1,776
                                              ----------      ----------
Net decrease in cash . . . . . . . . . .            (301)         (5,617)
Cash and cash equivalents,
  beginning of period. . . . . . . . . .           5,144           7,041
                                              ----------      ----------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . .      $    4,843      $    1,424
                                              ==========      ==========

Supplemental schedule of cash flow
 information:
    Cash paid for interest . . . . . . .      $       29      $      125
                                              ==========      ==========

                   The accompanying notes are an integral
                      part of the financial statements.

                              COOLSAVINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
               (in thousands, except share and per share data)
                                 (Unaudited)


1.   BASIS OF PRESENTATION

      CoolSavings, Inc. (the "Company") is an online direct marketing and media company that provides solutions to connect marketers to their target consumers using analytics and incentive technology. Under our established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, trial offers, sales notices, and gift certificates to promote sales of products or services in stores or online.

      The Company has sustained significant net losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations. If the Company is unsuccessful in achieving and maintaining cash flow positive operations or securing additional equity and/or debt financing or complying with the terms of its financing with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together "Landmark"), its ability to continue to operate the business will be jeopardized.

      The Company's independent auditors have issued their report on its financial statements for 2001 with an explanatory paragraph. This paragraph describes the uncertainty as to the Company's ability to continue as a going concern.

      These financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's most recently filed Annual Report on Form 10-K. Accordingly, these financial statements should be read in conjunction with the financial statements and related notes in such document.

      In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2002, and the results of operations and changes in cash flows for the three month periods ended March 31, 2002 and 2001. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year. Certain prior period amounts have been reclassified to the current period's presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

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


3.   BANK LINES OF CREDIT AND OTHER LOANS

      a.    Bank Lines of Credit:

      The Company has two separate credit facilities under which the Company had borrowed an aggregate of $1,199, and had $1,978 in letters of credit outstanding, at March 31, 2002.

                              COOLSAVINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - Continued


      Under the credit facility with American National Bank (the "ANB Facility") the Company has one term loan and one $3,000 revolving credit line. The term loan had no outstanding balance at March 31, 2002. The revolving credit line, which had an outstanding balance of $1,036 at March 31, 2002, is payable in installments. The borrowings outstanding under the revolving line of credit bear interest at the bank's prime rate plus 1.00% or 5.75% at March 31, 2002. Additionally, the Company had $1,978 of letters of credit outstanding under the line to collateralize lease deposits on its office facilities. The Company had restricted certificates of deposit relating to the letters of credit in the amount of $231 at March 31, 2002. These letters of credit, net of restricted certificates of deposit, reduce the amount of borrowings available to the Company under the line dollar for dollar. The Company has $217 available under the revolving credit line as of March 31, 2002. Borrowings are collateralized by substantially all the assets of the Company.

      Under the credit facility with Midwest Guaranty Bank (the "Midwest Facility"), the Company has a $1,000 equipment line of credit. At
March 31, 2002, there was $163 outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at March 31, 2002 was 9.0%. Borrowings are collateralized by the specific equipment purchased and are payable in installments.

      b.    Landmark Loans:

      Landmark loaned the Company $5,000 pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of the Company's assets, subordinate only to the liens in favor of American National Bank and Midwest Guaranty Bank, and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark.

      At March 31, 2002, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. The following is a list of the material defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement, and therefore under the Grid Note (described below), as these notes are cross-collateralized:

..     The Company's failure to achieve a prescribed amount of billings during the first quarter of 2002; and

..     The Company's failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivable over current liabilities; and

..     The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth.

      These failures constitute events of default. Consequently, the Senior Secured Loan and all accrued interest thereon is immediately due and payable at the option of Landmark. Accordingly, the Company has classified the Senior Secured Loan as currently payable as of March 31, 2002, including the paid-in-kind interest which has been compounded on the principal balance, totaling $5,266.

                              COOLSAVINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - Continued


      In connection with the Senior Secured Loan, the Company issued to Landmark warrants to purchase common stock (the "Landmark Warrants"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The warrants contain a net exercise feature and were exercisable for 10.0 million shares of the Company's common stock at an exercise price of $0.50 per share on November 12, 2001 (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The Company will issue to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan. As of January 31, 2002, the Landmark Warrants are exercisable for 10,175,556 shares of our common stock.

      Landmark has funded additional amounts to the Company pursuant to a grid note, as amended (the "Grid Note"). The Grid Note is governed by the terms of the Amended and Restated Loan Agreement. The Grid Note bears interest at 8% per annum, is payable on demand, and may evidence up to $20.0 million in advances. During the second half of 2001 and through the first quarter of 2002, Landmark loaned to the Company under the Grid Note an aggregate of $18,770, of which $18,000 related to cash advances (in several separate advances) and $770 related to transaction costs reimbursable to Landmark. This agreement is cross-collateralized with the Senior Secured Loan and maintains the exact same covenants as the Senior Secured Loan pursuant to the Amended and Restated Loan Agreement.

      On November 12, 2001, Landmark, pursuant to the securities purchase agreement between Landmark and the Company dated July 30, 2001 (the "Securities Purchase Agreement"), exercised their right to apply $10,000 of principal and $108 of accrued interest under the Grid Note to the purchase of Series B Preferred Stock (Note 4). Consequently, the outstanding principal balance under the Grid Note at March 31, 2002 is $8,770.


4.    REDEEMABLE PREFERRED STOCK:

      a.    Series B Preferred Stock:

      On November 12, 2001, under the Securities Purchase Agreement, the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B preferred stock (the "Series B Preferred Stock") for $10,108. The Series B Preferred Stock has certain conversion rights and has an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. As of March 31, 2002, 2,038,482 shares of Series B Preferred Stock are issuable with respect to the accrued, but not declared, dividends. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may at its option require the Company to redeem the Series B Preferred Stock at any time. Landmark has the right to elect not less than a majority of the Company's board of directors. Landmark also has an option to purchase additional shares of Series B Preferred Stock at the same price per share ($0.1554 per share) upon the occurrence of certain events and may elect to apply all or any part of the advances under the
Grid Note to purchase additional shares of Series B Preferred Stock.   As
of March 31, 2002, the Company has reserved approximately 135 million shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock, the option to convert the loans outstanding under the Grid Note into Series B Preferred Stock and the exercise of all outstanding Landmark Warrants.

                              COOLSAVINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - Continued


      Landmark's ownership will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Loan, respectively, and through their ability to purchase additional shares of Series B Preferred Stock by funding additional advances under the Grid Note.

      The sale of Series B Preferred Stock to Landmark together with the loans advanced by Landmark under the Grid Note and the Senior Secured Loan resulted in a change in voting control of the Company.

      b.    Series C Preferred Stock:

      As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) 13 million shares of $0.001 par value Series C preferred stock (the "Series C Preferred Stock"). The Series C Preferred Stock was given in exchange for certain notes held by those individuals, the related accrued interest and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals. As of March 31, 2002, the Company has reserved 13 million shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock.

5.   EARNINGS PER SHARE:

      Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted earnings per share for the three month periods ended March 31, 2002 and 2001. The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of employee stock options and investor warrants, and the conversion of the preferred stocks as the effect of such conversions would be anti-dilutive.

                                               Three Month Periods Ended
                                                       March 31,
                                               -------------------------
                                                   2002          2001
                                                ----------    ----------
Numerator:
  Net Loss . . . . . . . . . . . . . . . . .    $   (2,545)   $   (8,432)

Cumulative dividend on Series B
  Preferred Stock. . . . . . . . . . . . . .          (204)        --
                                                ----------    ----------

Loss applicable to common stockholders . . .    $   (2,749)   $   (8,432)
                                                ==========    ==========

Denominator:
  Weighted average shares used in
    the calculation of basic and
    diluted loss per share . . . . . . . . .    39,093,660    39,093,660
                                                ==========    ==========

Basic and diluted loss per share . . . . . .    $    (0.07)   $    (0.22)
                                                ==========    ==========

                              COOLSAVINGS, INC.
                  NOTES TO FINANCIAL STATEMENTS - Continued


6.   STOCK OPTION COMPENSATION:

      During the first quarter of 2002, the Company granted options to purchase 3,831,241 shares of common stock pursuant to the 2001 Stock Option Plan. The options were granted to virtually all the employees of the Company. The options have a term of 10 years and vest equally over the next four years. The options were issued at an exercise price at or above the fair value of the underlying stock on the date of grant. The Company has not recognized any compensation expense with the issuance of these options.

7. COMMITMENTS AND CONTINGENCIES

      The Company is currently a defendant in two patent infringement lawsuits. While the Company believes that these actions are without merit and intends to defend them vigorously, the Company's efforts may not be successful. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

8.   SUBSEQUENT EVENT

      On April 5, 2002, Landmark acquired 10,889,636 shares of the Company's common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, the Company entered into a call option agreement with Landmark, whereby the Company has the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. The Company shall not have any right to call any other shares of capital stock in the Company held by Landmark. The option can be exercised at any time after April 5, 2003 and prior to March 31, 2008.

      On April 16, 2002, the Board of Directors declared that the Company distribute certificates to Landmark for 722,866 and 1,315,616 shares of Series B Preferred Stock representing the January 1, 2002 and the April 1, 2002, dividends, respectively. The Board further declared that any officer of the Company may make such future distribution to Landmark, without further action by the Board.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

      You should read the following discussion of our financial condition and results of operations with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section and elsewhere in our Annual Report on Form 10-K for the fiscal year 2001. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, unless required by applicable securities laws.

OVERVIEW

      We are an online direct marketing and media company that provides smarter solutions to connect marketers to their target consumers using industry-leading analytics and incentive technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. With a database of more than 20 million registered consumers as of May 1, 2002, we supply marketers with a single resource for accessing and engaging a dynamic group of shoppers. Through our customized, integrated direct marketing and media products, advertisers can target a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, trial offers, samples, sales notices and gift certificates, to promote sales of products or services and drive customers into brick-and-mortar stores or online web sites. In addition, our proprietary database technology tracks consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with an unprecedented breadth of sophisticated consumer data from which to make smarter marketing decisions.

      Our web site, coolsavings.com, offers consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including brick-and-mortar retailers, online retailers, consumer packaged goods manufacturers, travel and financial service providers.

RECENT DEVELOPMENTS

      On April 5, 2002, Landmark acquired 10,889,636 shares of our common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, we entered into a call option agreement with Landmark, whereby we have the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price shall be $0.08 per share plus seven percent interest thereon, compounded annually. We do not have any right to call any other shares of capital stock in the Company held by Landmark. The option can be exercised at any time after April 5, 2003 and prior to March 31, 2008.

     On May 8, the United States Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the U.S. District Court for the Northern District of Illinois in a lawsuit filed against us by Catalina Marketing International, Inc. The complaint alleges that our systems and methods infringe Catalina's United States Patent No. 4,674,041, and seeks to enjoin us from further infringing its patent. As a result of the ruling, this litigation is not concluded. The case has been remanded to the Northern District for further proceedings to determine whether we have any liability for infringement of the '041 Patent. We intend to defend the action vigorously.

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

      Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and may include earlier termination provisions. In the three-month period ending March 31, 2002, our largest advertiser accounted for 9.3% of our revenues and our top five advertisers together accounted for approximately 23.9% of our revenues.

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

      LICENSING REVENUE

      We license portions of our intellectual property, including our issued patents, to third parties. Approximately 1% of our revenues was generated from royalty and license fees and other miscellaneous sources during the three-month period ended March 31, 2002.


EXPENSES

      COST OF REVENUES

      Our cost of revenues consists primarily of internet connection charges, web site equipment depreciation, salaries of operations personnel and other directly related operations costs.

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


RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      NET REVENUES

      Net revenues decreased 8% to $5.8 million in the three-month period ended March 31, 2002 from $6.3 million in the three-month period ended March 31, 2001. The revenue decrease was attributable to the continuing slow economy, which caused reduced advertising spending in general, and increased downward pricing pressures from competitors.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues decreased to $1.0 million in the three-month period ended March 31, 2002, from $1.9 million in the three-month period ended March 31, 2001. Gross profit increased as a percentage of net revenues to 83% in the three-month period ended March 31, 2002, from 70% in the three-month period ended March 31, 2001. The increase in gross profit reflects the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001. Additionally, our fulfillment costs related to member loyalty incentives decreased due to the cessation of the member incentive program.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses decreased to $3.5 million, or 60% of net revenues in the three-month period ended March 31, 2002, from $7.0 million, or 111% of net revenues, in the three-month period ended March 31, 2001. The $3.5 million decrease in sales and marketing expenses was primarily due to the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001. The decrease is also attributable to greatly reduced marketing expenditures through the elimination of broadcast and cable television advertising, significant reductions in spending to acquire new members, and our ability to negotiate lower acquisition rates with other web sites.

      PRODUCT DEVELOPMENT. Product development expenses decreased to $1.1 million, or 19% of net revenues, in the three-month period ended March 31, 2002, from $2.0 million, or 32% of net revenues, in the three-month period ended March 31, 2001. The $0.9 million decrease in product development expenses was primarily due to the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001. Additionally, the decrease is also attributable to the reduced use of third-party technical consultants partially offset by the write off of website development costs.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $2.5 million, or 43% of net revenues, in the three-month period ended March 31, 2002, from $3.9 million, or 62% of net revenues, for the three-month period ended March 31, 2001. The $1.4 million decrease in general and administrative expenses was primarily due to the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001 and the reduced bad debt expense recognized in the three-month period ended March 31, 2002 versus the same period in 2001.

      INTEREST INCOME (EXPENSE), NET. During the three month period ended March 31, 2002, we incurred net interest expense of $271, as compared to net interest income of $45 (exclusive of the amortization of debt discount) for the three-month period ended March 31, 2001. During the three-month period ended March 31, 2002, interest expense increased primarily due to interest on the Landmark Senior Secured Loan and the Landmark Grid Note (each defined below).


LIQUIDITY AND CAPITAL RESOURCES

      Since our inception we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In March 2001, we received proceeds from the sale of our convertible subordinated promissory notes and warrants in the amount of $2.1 million. In June and July 2001, we received proceeds of $5.0 million in loans from Landmark. In addition, Landmark funded an additional $10.0 million through October 31, 2001 to us under the Grid Note, which amount plus accumulated interest was applied to the purchase of 65,057,936 shares of Series B Preferred Stock on November 12, 2001. This transaction resulted in Landmark becoming a related party. As of November 12, 2001, Landmark has voting control of us.

In addition, we are in default under the covenants of the Securities Purchase Agreement and the Amended and Restated Loan Agreement, thereby giving Landmark the right to demand repayment of the outstanding Senior Secured Loan and the Grid Note borrowings. As a result of these defaults, Landmark may at its option require us to redeem the Series B Preferred Stock at any time. We have received cash proceeds of $8.0 million in additional borrowings from Landmark under the Grid Note since November 12, 2001. At March 31, 2002 we had approximately $4.8 million in cash and cash equivalents.

      Net cash used in operating activities was $0.9 million in the three-month period ended March 31, 2002. Net cash used in operating activities resulted primarily from ongoing losses in the business and a decrease in liabilities, partially offset by a decrease in accounts receivable due to lower revenues.

      Net cash used in investing activities was $0.1 million in the three-month period ended March 31, 2002. Net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our web site.

      Net cash provided by financing activities was $0.7 million in the three-month period ended March 31, 2002. Net cash provided by financing activities is attributable to the $1.5 million of proceeds from borrowings under our Grid Note offset by $0.8 million in repayment of debt obligations. We invest these proceeds in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities.

      We have two separate credit facilities under which we have borrowed an aggregate of $1,199, and had $1,978 in letters of credit outstanding, at March 31, 2002.

      Under the credit facility with American National Bank (the "ANB Facility") we have one term loan and one $3,000 revolving credit line. The term loan had no outstanding balance at March 31, 2002. The revolving credit line, which had an outstanding balance of $1,036 at March 31, 2002, is payable in installments. The borrowings outstanding under the revolving line of credit bear interest at the bank's prime rate plus 1.00% or 5.75% at March 31, 2002. Additionally, we had $1,978 of letters of credit outstanding under the line to collateralize lease deposits on its office facilities. We had restricted certificates of deposit relating to the letters of credit in the amount of $231 at March 31, 2002. These letters of credit, net of restricted certificates of deposit, reduce the amount of borrowings available to us under the line dollar for dollar. We have $217 available under the revolving credit line as of March 31, 2002. Borrowings are collateralized by substantially all of our assets.

      Under the credit facility with Midwest Guaranty Bank (the "Midwest Facility"), we have a $1,000 equipment line of credit. At March 31, 2002, there was $163 outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at March 31, 2002 was 9.0%. Borrowings are collateralized by the specific equipment purchased and are payable in installments.

      Landmark loaned us $5,000 pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of our assets, subordinate only to the liens in favor of American National Bank and Midwest Guaranty Bank, and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restricts our ability to incur additional indebtedness and take other actions without the consent of Landmark.

      At March 31, 2002, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the loan is immediately due and payable at the option of Landmark, including accrued interest. Accordingly, we have classified the Senior Secured Loan as currently payable as of March 31, 2002, including the paid-in-kind interest which has been compounded on the principal balance totaling $5,266.

      In connection with the Senior Secured Loan, we issued to Landmark warrants to purchase common stock (the "Landmark Warrants"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The warrants contain a net exercise feature and were exercisable for 10.0 million shares of the Company's common stock at an exercise price of $0.50 per share on November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). We will issue to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan. As of January 31, 2002, the Landmark Warrants are exercisable for 10,175,556 shares of our common stock.

      Landmark has also funded additional amounts to us pursuant to a grid note, as amended (the "Grid Note"). The Grid Note is also governed by the terms of the Amended and Restated Loan Agreement. The Grid Note bears interest at 8% per annum, is payable on demand, and may evidence up to $20.0 million in advances. During the second half of 2001 and through the first quarter of 2002, Landmark loaned us under the Grid Note an aggregate of $18,770, of which $18,000 related to cash advances (in several separate advances) and $770 related to transaction costs reimbursable to Landmark. This agreement is cross-collateralized with the Senior Secured Loan and maintains the exact same covenants as the Senior Secured Loan pursuant to the Amended and Restated Loan Agreement.

      On November 12, 2001, Landmark, pursuant to the securities purchase agreement between Landmark and us dated July 30, 2001 (the "Securities Purchase Agreement"), exercised their right to apply $10,000 of principal and $108 of accrued interest under the Grid Note to the purchase of Series B Preferred Stock. Consequently, the outstanding principal balance under the Grid Note at March 31, 2002 is $8,770.

      Our operations have generated negative cash flows since inception. Commencing in the fourth quarter of fiscal year 2000, we implemented a new cost reduction plan. This plan included a significant decrease in offline marketing expenditures and a reduction in salaried personnel and third party technical consultants. In the second and third quarters of 2001, we experienced reductions in salaried personnel through attrition. We further reduced salaried personnel and marketing expenditures in the second quarter and third quarter of 2001. We believe that this plan has significantly reduced operating expenses and will continue to have a positive effect on cash flow during 2002.

      Our independent auditors have issued their report on our financial statements for 2001 with an explanatory paragraph. This paragraph describes the uncertainty as to our ability to continue as a going concern. Even with the Landmark funding completed and our cost reduction plan in place we will need to obtain additional debt and/or equity financing during 2002 to remain in operation.


RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Company's Financial Statements.


FACTORS AFFECTING OPERATING RESULTS

     Our results of operations have varied widely in the past and we expect that they may continue to vary in the future due to a number of factors, including those set forth in our Annual Report on Form 10-K filed for the fiscal year 2001.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had no holdings of derivative financial or commodity instruments at March 31, 2002. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10% from levels on March 31, 2002, the fair value of this investment portfolio would increase by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10% from levels on March 31, 2002, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. We have both fixed and variable rate debt as described in Note 3.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is currently a defendant in two patent infringement lawsuits and a plaintiff in another patent infringement lawsuit. For a further discussion of legal proceedings see Part 1, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and the only update below.

     On November 15, 1999, Catalina Marketing International, Inc. ("Catalina") filed a lawsuit against the Company in the United States District Court for the Middle District of Florida. The complaint alleges that the Company's systems and methods infringe Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"), and seeks to enjoin the Company from further infringing its patent. At CoolSavings' request, the case was transferred to the U.S. District Court for the Northern District of Illinois (the "Northern District"), which granted our motion for summary judgment in March 2001 and ruled that we did not infringe the '041 patent. Catalina appealed to the United States Court of Appeals for the Federal Circuit, which on May 8 affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the Northern District. This case therefore has been remanded to the Northern District for further proceedings to determine whether the Company has any liability for infringement of the '041 Patent. The Company intends to defend the action vigorously.

     The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

     The Company may be involved in additional litigation, investigations or other proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources, which in turn could harm our business and financial results.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      As of March 31, 2002, 2,038,482 shares of Series B Preferred Stock are issuable with respect to the accrued, but not declared, dividends.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     At March 31, 2002, the Company was in default under the Amended and Restated Loan Agreement with Landmark Communications, Inc. The entire amount due under the Senior Secured Loan has been classified as current.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5. OTHER INFORMATION

      On April 5, 2002, Landmark acquired 10,889,636 shares of the Company's common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, the Company entered into a call option agreement with Landmark, whereby the Company has the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price shall be $0.08 per share plus seven percent interest thereon, compounded annually. The Company shall not have any right to call any other shares of capital stock in the Company held by Landmark. The option can be exercised at any time after April 5, 2003 and prior to March 31, 2008.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

      None.


     (b)  Reports on Form 8-K:

      None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunder duly authorized.



                                    COOLSAVINGS, INC.

Dated: May 14, 2002                 /s/ Matthew Moog
                                    ----------------------------
                                    Matthew Moog
                                    Chief Executive Officer and
                                    President
                                    (Duly Authorized Officer)



Dated: May 14, 2002                 /s/ David B. Arney
                                    ----------------------------
                                    David B. Arney
                                    Chief Financial Officer
                                    (Principal Financial Officer)