Form 10-K/A
period 2001-12-31
COOLSAVINGS INC
filed 2002-06-26
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                 FORM 10K/A
                               AMENDMENT NO. 1

              Filed pursuant to Section 12, 13, or 15(d) of the
                       Securities Exchange Act of 1934


                      Commission File Number 000-30199


                              CoolSavings, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Delaware                                  36-4462895
(State of organization)                 (IRS Employer Identification No.)


  360 N. Michigan Ave., 19th Floor
        Chicago, Illinois                                        60601
(Address of principal executive office)                        (Zip Code)


Registrant's telephone number, including area code  312-224-5000


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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K/A. [   ]

     As of March 1, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $423,031 based on the closing sales price of $0.13 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by directors and officers of the Registrant, some of whom may not be held to be affiliates upon judicial determination. As of March 1, 2002, there were 117,874,462 shares of the Registrant's common stock issued and outstanding calculated on an as converted basis.

                     EXPLANATORY NOTE TO AMENDMENT NO. 1

      Amendment No. 1 amends and restates only Item 12 of Form 10-K to provide additional information regarding the ownership of the Company's Common Stock on an as converted basis as of March 1, 2002. All other information contained in the Report on Form 10-K was current as of the filing date of the original report on April 1, 2002 and has not been updated by Amendment No. 1.


     The undersigned registrant hereby amends the following section of its Report for the year ended December 31, 2001 on Form 10-K as set forth in the pages attached hereto:

      ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT - PAGES 102 - 104


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CoolSavings, Inc.


                              By:  /s/ Matthew Moog
                                   -------------------------
                                   Matthew Moog
                                   Chief Executive Officer,
                                   President and Director


Dated:  June 26, 2002

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

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days after March 1, 2002, are deemed to be outstanding and to be beneficially owned by the person holding the options, rights, or warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares indicated, subject to applicable community property laws. Because the shares of Series B Preferred Stock and Series C Preferred Stock vote on an as converted basis, we have calculated the beneficial ownership percentages in the table below based on 117,874,462 shares of common stock outstanding, which includes 39,093,660 shares of common stock outstanding on March 1, 2002, 65,780,802 shares of common stock issuable upon conversion of the shares of Series B Preferred Stock outstanding on March 1, 2002, and 13,000,000 shares of common stock issuable upon conversion of the shares of Series C Preferred Stock outstanding on March 1, 2002.

         Unless indicated otherwise, the address of the beneficial owners is: c/o CoolSavings, Inc., 360 N. Michigan Avenue, Suite 1900, Chicago, Illinois 60601.
                                                              Percentage
                                               Shares          of Shares
Name and Address                             Beneficially     Beneficially
of Beneficial Owner                             Owned            Owned
-------------------                          ------------     ------------

Landmark Ventures VII, LLC
150 W. Brambleton Ave.
Norfolk, Virginia 23510                      124,376,989 (1)        70.48%

Lend Lease International Pty. Limited
Level 44, Australia Square
Sydney, Australia 2000                        10,889,636             9.24%

Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       10,241,106 (2)         7.99%

Richard H. Rogel
56 Rose Crown
Avon, Colorado 81620                          13,573,089 (3)        11.51%

Hugh R. Lamle
c/o M.D. Sass
1185 Avenue of the Americas
New York, New York 10036                       7,271,199 (4)         6.17%

                                                              Percentage
                                               Shares          of Shares
Name and Address                             Beneficially     Beneficially
of Beneficial Owner                             Owned            Owned
-------------------                          ------------     ------------

Steven M. Golden                               6,101,815 (5)         5.12%

Matthew Moog                                   1,464,899 (6)         1.23%

John J. Adams                                    272,650 (7)           *

Arthur A. Weiss
One Woodward
Suite 2400
Detroit, Michigan 48226                          155,677 (8)           *

R. Bruce Bradley
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                                0 (9)           0

Gary S. Briggs
c/o eBay, Inc.
2145 Hamilton Ave.
San Jose, California  95125                            0               0

Guy R. Friddell, III
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                                0 (9)           0

Karl B. Quist
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                                0 (9)           0

Robert Gorman                                    147,237(10)           *

Jonathan J. Smith                                 91,500(11)           *

All directors and executive
  officers as a group
  (12 persons)(12)                             39,967,702           33.19%

      *     Less than 1%.

      (1) Includes 65,780,802 shares of common stock issuable upon conversion of shares of Series B Preferred Stock outstanding on March 1, 2002, 57,280,571 shares of Series B Preferred Stock that such entity has the right to acquire within 60 days of March 1, 2002, and 1,315,616 shares of Series B Preferred Stock payable as a dividend to such entity on April 1, 2002, all of which shares of Series B Preferred Stock vote on an as converted basis. Does not include 10,241,106 shares of common stock shown in the table as being beneficially owned by Landmark Communications, Inc.

      (2) Includes 10,241,106 shares of common stock subject to purchase pursuant to an immediately exercisable warrant. Does not include shares of common stock and Series B Preferred Stock owned or deemed to be beneficially owned by Landmark Ventures VII, LLC.

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

      (9) Does not include shares of common stock and Series B Preferred Stock owned or deemed to be beneficially owned by Landmark Ventures VII, LLC and Landmark Communications, Inc. which such individual may be deemed to beneficially own as a result of his or her relationship with such entity. Such individual expressly disclaims beneficial ownership of all such shares of common stock and Series B Preferred Stock.

      (10) Includes 50,714 shares of common stock subject to options exercisable within 60 days after March 1, 2002.

      (11) Includes 87,500 shares of common stock subject to options exercisable within 60 days after March 1, 2002.

      (12) Includes 12,380,952 shares of Series C Preferred Stock that are convertible immediately into 12,380,952 shares of common stock, and 2,534,326 shares of common stock subject to options exercisable within 60 days after March 1, 2002. Does not include shares of common stock and Series B Preferred Stock owned or deemed to be beneficially owned by Landmark Ventures VII, LLC and Landmark Communications, Inc.