Form 10-Q
period 2002-06-30
COOLSAVINGS INC
filed 2002-08-14
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

Number of shares of common stock, $0.001 par value per share, outstanding as of July 31, 2002: 39,093,660

                                     INDEX




PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheets
              June 30, 2002 and December 31, 2001. . . . . . . . .      3

            Statements of Operations
              Three and Six Month Periods Ended
                June 30, 2002 and 2001 . . . . . . . . . . . . . .      6

            Statement of Changes in Convertible Redeemable
              Preferred Stock and Stockholders' Deficit
                Six Month Period Ended June 30, 2002 . . . . . . .      8

            Statements of Cash Flows
              Six Month Periods Ended
                June 30, 2002 and 2001 . . . . . . . . . . . . . .      9

            Notes to Financial Statements. . . . . . . . . . . . .     11


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . .     16


Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . . .     22


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     23

Item 2.     Changes in Securities and Use of Proceeds. . . . . . .     23

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . .     23

Item 4.     Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . .     24

Item 5.     Other Information. . . . . . . . . . . . . . . . . . .     24

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     24



SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


                               COOLSAVINGS, INC.
                                BALANCE SHEETS
                (in thousands, except share and per share data)



                                                  June 30,
                                                   2002       December 31,
                                                (Unaudited)      2001
                                                -----------   -----------

                                    ASSETS
                                    ------

CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . .         $2,213        $5,144
  Restricted certificates of deposit . . . .            231           231
  Accounts receivable, net of allowance
    of $846 and $881 at June 30, 2002
    and December 31, 2001, respectively. . .          3,077         3,610
  Prepaid assets . . . . . . . . . . . . . .            518           320
  Other assets, including amounts due
    from related parties of $25 and $0
    at June 30, 2002 and December 31,
    2001, respectively . . . . . . . . . . .            115           144
                                                 ----------    ----------
        Total current assets . . . . . . . .          6,154         9,449
                                                 ----------    ----------

Property and equipment . . . . . . . . . . .         10,918        10,593
Capitalized software costs . . . . . . . . .          1,490         1,490
Capitalized web site costs . . . . . . . . .          3,174         3,152
                                                 ----------    ----------

                                                     15,582        15,235
Less accumulated depreciation and
  amortization . . . . . . . . . . . . . . .         (9,294)       (7,151)
                                                 ----------    ----------

                                                      6,288         8,084

Intangible assets, patents and licenses,
  net of accumulated amortization of
  $291 and $245 at June 30, 2002 and
  December 31, 2001, respectively. . . . . .            259           431
                                                 ----------    ----------

Total assets . . . . . . . . . . . . . . . .     $   12,701    $   17,964
                                                 ==========    ==========

                               COOLSAVINGS, INC.
                          BALANCE SHEETS - Continued



                                                  June 30,
                                                   2002       December 31,
                                                (Unaudited)      2001
                                                -----------   -----------

                                  LIABILITIES
                                  -----------
CURRENT LIABILITIES:
  Accounts payable, including amounts
    due to related parties of $46 and
    $110 at June 30, 2002 and December 31,
    2001, respectively . . . . . . . . . . .    $     1,056   $     2,902
  Accrued marketing expense. . . . . . . . .            579           266
  Accrued compensation . . . . . . . . . . .            413           440
  Accrued interest, including amounts
    due to related parties of $442
    and $113 at June 30, 2002 and
    December 31, 2001, respectively. . . . .            444           125
  Accrued expenses, including amounts
    due to related parties of $422
    and $405 at June 30, 2002 and
    December 31, 2001, respectively. . . . .          1,990         1,845
  Deferred revenue . . . . . . . . . . . . .            541           351
  Notes payable due to related party . . . .          8,770         7,249
  Current maturities of long-term debt . . .            438         1,879
  Senior secured note payable. . . . . . . .          5,370         5,153
                                                 ----------    ----------
        Total current liabilities. . . . . .         19,601        20,210
                                                 ----------    ----------

Long-Term Liabilities:
  Deferred revenue . . . . . . . . . . . . .            109           241
  Accrued expenses due to related
    parties. . . . . . . . . . . . . . . . .            293           478
                                                 ----------    ----------
        Total long-term liabilities. . . . .            402           719

Commitments and contingencies (Note 7)

Convertible redeemable cumulative
  Series B Preferred Stock, $0.001
  par value, 258,000,000 shares
  authorized, 67,096,418 and 65,057,936
  issued and outstanding at June 30,
  2002 and December 31, 2001,
  respectively (liquidation preference
  of $0.1554 per share at June 30, 2002
  and December 31, 2001) . . . . . . . . . .         10,425        10,108
Convertible redeemable Series C
  Preferred Stock, $0.001 par value,
  13,000,000 shares authorized,
  13,000,000 shares issued and
  outstanding at June 30, 2002 and
  December 31, 2001  (liquidation
  preference of $0.1665 per share at
  June 30, 2002 and December 31,
  2001). . . . . . . . . . . . . . . . . . .          1,950         1,950

                               COOLSAVINGS, INC.
                          BALANCE SHEETS - Continued



                                                  June 30,
                                                   2002       December 31,
                                                (Unaudited)      2001
                                                -----------   -----------

                             STOCKHOLDERS' DEFICIT
                             ---------------------

Common stock, $0.001 par value per
  share, 379,000,000 shares authorized,
  39,093,660 shares issued and outstanding
  at June 30, 2002 and December 31, 2001 . .             39            39

Additional paid-in capital . . . . . . . . .         74,104        74,517

Accumulated deficit. . . . . . . . . . . . .        (93,820)      (89,579)
                                                 ----------    ----------

        Total stockholders' deficit. . . . .        (19,677)      (15,023)
                                                 ----------    ----------

        Total liabilities, convertible
          redeemable preferred stock and
          stockholders' deficit. . . . . . .     $   12,701    $   17,964
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

                                                   COOLSAVINGS, INC.
                                               STATEMENTS OF OPERATIONS
                                    (in thousands, except share and per share data)

                                                      (UNAUDITED)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30                         JUNE 30
                                                        ---------------------------    ---------------------------
                                                            2002           2001            2002           2001
                                                        ------------   ------------    ------------   ------------

Revenue:
  e-marketing services . . . . . . . . . . . . . . .       $   5,052     $    5,197      $   10,749     $   11,430
  License royalties. . . . . . . . . . . . . . . . .              74             66             140            167
                                                          ----------     ----------      ----------     ----------
Net revenues . . . . . . . . . . . . . . . . . . . .           5,126          5,263          10,889         11,597

Cost of revenues . . . . . . . . . . . . . . . . . .             914          1,529           1,898          3,462
                                                          ----------     ----------      ----------     ----------
Gross profit . . . . . . . . . . . . . . . . . . . .           4,212          3,734           8,991          8,135
                                                          ----------     ----------      ----------     ----------

Operating expenses:
  Sales and marketing. . . . . . . . . . . . . . . .           2,632          4,144           6,127         11,138
  Product development. . . . . . . . . . . . . . . .             923          1,870           1,995          3,892
  General and administrative . . . . . . . . . . . .           2,065          7,598           4,551         11,454
                                                          ----------     ----------      ----------     ----------

Total operating expenses . . . . . . . . . . . . . .           5,620         13,612          12,673         26,484
                                                          ----------     ----------      ----------     ----------

Loss from operations . . . . . . . . . . . . . . . .          (1,408)        (9,878)         (3,682)       (18,349)

Other income (expense):
  Interest and other income. . . . . . . . . . . . .              11             55              25            226
  Interest expense . . . . . . . . . . . . . . . . .            (299)          (112)           (584)          (238)
  Amortization of debt discount. . . . . . . . . . .           --               (20)          --               (26)
  Other expense-settlement . . . . . . . . . . . . .           --              (219)          --              (219)
                                                          ----------     ----------      ----------     ----------
Total other income (expense) . . . . . . . . . . . .            (288)          (296)           (559)          (257)
                                                          ----------     ----------      ----------     ----------




                                                   COOLSAVINGS, INC.
                                         STATEMENTS OF OPERATIONS - Continued



                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30                         JUNE 30
                                                        ---------------------------    ---------------------------
                                                            2002           2001             2002          2001
                                                        ------------   ------------    ------------   ------------

Loss before income taxes . . . . . . . . . . . . . .          (1,696)       (10,174)         (4,241)       (18,606)

Income taxes . . . . . . . . . . . . . . . . . . . .           --             --              --             --
                                                          ----------     ----------      ----------     ----------

Net loss . . . . . . . . . . . . . . . . . . . . . .          (1,696)       (10,174)         (4,241)       (18,606)

Cumulative dividend on Series B
  Preferred Stock. . . . . . . . . . . . . . . . . .            (209)         --               (413)         --
                                                          ----------     ----------      ----------     ----------

Loss applicable to common shareholders . . . . . . .      $   (1,905)    $  (10,174)     $   (4,654)    $  (18,606)
                                                          ==========     ==========      ==========     ==========

Basic and diluted net loss per share . . . . . . . .      $    (0.05)    $    (0.26)     $    (0.12)    $    (0.48)
                                                          ==========     ==========      ==========     ==========

Weighted average shares used in the
  calculation of basic and diluted net
  loss per share . . . . . . . . . . . . . . . . . .      39,093,660     39,093,660      39,093,660     39,093,660
                                                          ==========     ==========      ==========     ==========
















                       The accompanying notes are an integral part of the financial statements.

                                                   COOLSAVINGS, INC.
                            STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                               AND STOCKHOLDERS' DEFICIT
                                                      (Unaudited)
                                    (in thousands, except share and per share data)




                                                                               Stockholders' Deficit
                                                                ---------------------------------------------------
                   Series B Redeemable   Series C Redeemable                                               Total
                     Preferred Stock       Preferred Stock       Common Stock      Additional   Accumu-    Stock-
                   -------------------   -------------------  -------------------    Paid-in    lated      holders'
                     Shares    Amount      Shares    Amount     Shares    Amount     Capital    Deficit    Deficit
                   ----------  -------   ----------  -------  ----------  -------  ----------  --------    --------

Balances,
 January 1, 2002 . 65,057,936  $10,108   13,000,000  $ 1,950  39,093,660  $    39    $ 74,517  $(89,579)   $(15,023)

Cumulative divid-
 end declared on
 Series B Pre-
 ferred Stock. . . 2,038,482       317                                                   (204)                 (204)

Cumulative divid-
 end accrued on
 Series B Pre-
 ferred Stock. . .                                                                       (209)                 (209)

Net loss . . . . .                                                                               (4,241)     (4,241)
                   ----------  -------   ----------  -------  ----------  -------    --------  --------    --------

Balances,
 June 30, 2002 . . 67,096,418  $10,425   13,000,000  $ 1,950  39,093,660  $    39    $ 74,104  $(93,820)   $(19,677)
                   ==========  =======   ==========  =======  ==========  =======    ========  ========    ========









                       The accompanying notes are an integral part of the financial statements.

                               COOLSAVINGS, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)


                                                   2002             2001
                                                ----------       ----------
Cash flows used in operating activities:
  Net loss . . . . . . . . . . . . . . . .    $     (4,241)    $    (18,606)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization. . . . . .           2,398            2,432
  Provision for doubtful accounts. . . . .             171            1,847
  Interest payment in kind . . . . . . . .             212            --
  Forgiveness of notes receivable
    and accrued interest from
    related parties. . . . . . . . . . . .           --               3,666
  Amortization of debt discount. . . . . .           --                  26
  Write-off related to website project
    costs. . . . . . . . . . . . . . . . .             104              360
  Write-off related to intangible asset. .              42            --
  Landmark transaction costs . . . . . . .              21            --
Changes in assets and liabilities:
  Increase in restricted certificates
    of deposit . . . . . . . . . . . . . .           --                  18
  Decrease in accounts receivable. . . . .             360            4,697
  (Increase) decrease in prepaid
    and other current assets . . . . . . .            (169)             694
  (Decrease) increase in accounts
    payable. . . . . . . . . . . . . . . .          (1,846)           3,869
  Increase in deferred revenue . . . . . .              58               29
  Increase (decrease) in accrued and
    other liabilities. . . . . . . . . . .             556           (3,698)
                                                ----------       ----------
Net cash flows used in
  operating activities . . . . . . . . . .          (2,334)          (4,666)
                                                ----------       ----------

Cash flows used in investing activities:
  Purchases of property and equipment. . .            (353)          (1,637)
  Capitalized web site development costs .            (230)          (1,284)
  Sale of property and equipment . . . . .              10            --
                                                ----------       ----------
Net cash used in investing activities. . .            (573)          (2,921)
                                                ----------       ----------

Cash flows provided by financing
 activities:
  Proceeds from short-term debt. . . . . .           --               1,186
  Advances on notes payable. . . . . . . .           1,500            3,031
  Repayment of debt obligations. . . . . .          (1,524)          (2,084)
  Cash overdraft . . . . . . . . . . . . .           --              (1,335)
                                                ----------       ----------
Net cash (used in) provided by
  financing activities . . . . . . . . . .             (24)             798
                                                ----------       ----------
Net decrease in cash . . . . . . . . . . .          (2,931)          (6,789)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . .           5,144            7,041
                                                ----------       ----------

Cash and cash equivalents,
  end of period. . . . . . . . . . . . . .      $    2,213       $      252
                                                ==========       ==========

                               COOLSAVINGS, INC.
                     STATEMENTS OF CASH FLOWS - Continued



                                                   2002             2001
                                                ----------       ----------

Supplemental schedule of cash flow
 information:
  Cash paid for interest . . . . . . . . .      $       47       $      191

Noncash investing and financing activity:
  Capitalized transactions costs
    relating to the Landmark transaction .      $    --          $      661
  Obligation to issue common stock for
    purchase of intellectual property. . .      $    --          $        8



















































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

      The Company's independent auditors have issued their report on its financial statements for 2001 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to the Company's ability to continue as a going concern.

      These financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's most recently filed Annual Report on Form 10-K, as amended. Accordingly, these financial statements should be read in conjunction with the financial statements and related notes in such document.

      In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2002, and the results of operations for the three and six month periods ended and changes in cash flows for the six month periods ended June 30, 2002 and 2001. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year. Certain prior period amounts have been reclassified to conform to the current period's presentation.


2.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position or results of operations.

      In July 2000, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities," ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

3.    BANK LINES OF CREDIT AND OTHER LOANS

      a.    Bank Lines of Credit:

      The Company has two separate credit facilities under which the Company had borrowed an aggregate of $438, and had $1,490 in letters of credit outstanding, at June 30, 2002.

      Under the credit facility with American National Bank (the "ANB Facility") the Company has one term loan and one $3,000 revolving credit line. The term loan had no outstanding balance at June 30, 2002. The revolving credit line, which had an outstanding balance of $361 at June 30, 2002, is payable in installments. The borrowings outstanding under the revolving line of credit bear interest at the bank's prime rate plus 1.00% or 5.75% at June 30, 2002. Additionally, the Company had $1,490 of letters of credit outstanding under the credit line to collateralize lease deposits on its office facilities. The Company had restricted certificates of deposit relating to the letters of credit in the amount of $231 at June 30, 2002. These letters of credit, net of restricted certificates of deposit, reduce the amount of borrowings available to the Company under the credit line dollar for dollar. The Company has $1,380 available under the revolving credit line as of June 30, 2002. Borrowings are collateralized by substantially all the assets of the Company.

      Under the credit facility with Midwest Guaranty Bank (the "Midwest Facility"), the Company has a $1,000 equipment line of credit. At June 30, 2002, there was $77 outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at June 30, 2002 was 9.0%. Borrowings are collateralized by the specific equipment purchased and are payable in installments.

      b.    Landmark Loans:

      In 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of the Company's assets, subordinate only to the liens in favor of American National Bank and Midwest Guaranty Bank, and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark.

      At June 30, 2002, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. The following is a list of the significant defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement, and therefore under the Grid Note (described below), as these notes have cross-default provisions and are cross-collateralized:

..     The Company's failure to achieve a prescribed amount of billings during the first and second quarters of 2002; and

..     The Company's failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities; and

..     The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth.

      These failures constitute events of default. Consequently, the Senior Secured Loan and all accrued interest thereon is immediately due and payable at the option of Landmark. Accordingly, the Company has classified the Senior Secured Loan as currently payable as of June 30, 2002, including the paid-in-kind interest which has been compounded on the principal balance, totaling $5,370.

      In connection with the Senior Secured Loan, the Company issued to Landmark warrants to purchase common stock (the "Landmark Warrants"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The warrants contain a net exercise feature and were exercisable for 10.0 million shares of the Company's common stock at an exercise price of $0.50 per share on November 12, 2001 (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The Company will issue to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan. As of April 30, 2002, the Landmark Warrants were exercisable for 10,379,072 shares of our common stock.

      Landmark has funded additional amounts to the Company pursuant to a grid note, as amended (the "Grid Note"). The Grid Note is governed by the terms of the Amended and Restated Loan Agreement. The Grid Note bears interest at 8% per annum, is payable on demand, and may evidence up to $20,000 in advances. During the second half of 2001 and through the first quarter of 2002, Landmark loaned to the Company under the Grid Note an aggregate of $18,770, of which $18,000 related to cash advances (in several separate advances) and $770 related to transaction costs reimbursable to Landmark. This agreement is subject to cross-default provisions, is cross-collateralized with the Senior Secured Loan, and maintains the exact same covenants as the Senior Secured Loan pursuant to the Amended and Restated Loan Agreement.

      On November 12, 2001, Landmark, pursuant to the securities purchase agreement between Landmark and the Company dated July 30, 2001, as amended (the "Securities Purchase Agreement"), exercised their right to apply $10,000 of principal and $108 of accrued interest under the Grid Note to the purchase of the Company's Series B Preferred Stock (Note 4). Consequently, the outstanding principal balance under the Grid Note at June 30, 2002 is $8,770.


4.    REDEEMABLE PREFERRED STOCK:

      a.    Series B Preferred Stock:

      On November 12, 2001, under the Securities Purchase Agreement, the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B preferred stock (the "Series B Preferred Stock") for $10,108. As a result of this issuance of Series B Preferred Stock, Landmark has the right to elect not less than a majority of the Company's board of directors. The Series B Preferred Stock has certain conversion rights and has an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. As of June 30, 2002, a dividend in the amount of 1,341,928 shares of Series B Preferred Stock has accrued, but has not been declared to the holders of Series B Preferred Stock. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may at its option require the Company to redeem the Series B Preferred Stock at any time.

      Landmark also has the right to purchase additional shares of Series B Preferred Stock at the same price per share ($0.1554 per share) (the "Landmark Shortfall Rights") upon the occurrence of certain events ("Shortfall Events"). Under the Securities Purchase Agreement and a side letter entered into by Landmark and the Company on November 12, 2001, the funds advanced by Landmark to the Company under the Grid Note, by definition, gave rise to a Shortfall Event. This Shortfall Event gives Landmark the right to elect to apply all or any part of the advances and accrued interest under the Grid Note to purchase additional shares of
Series B Preferred Stock.   As of June 30, 2002, the Company has reserved
approximately 138 million shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends, the exercise of all outstanding Landmark Shortfall Rights and the exercise of all outstanding Landmark Warrants.

      Landmark's ownership will continue to increase through the issuance of additional shares of Series B Preferred Stock for dividends accruing on the Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrants or the Landmark Shortfall Rights. The number of Landmark Warrants will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan. The number of Landmark Shortfall Rights will continue to increase as interest accrues on the Grid Note and may continue to increase to the extent additional Shortfall Events occur.

      The sale of Series B Preferred Stock to Landmark together with the loans advanced by Landmark under the Grid Note and the Senior Secured Loan resulted in a change in voting control of the Company.

      b.    Series C Preferred Stock:

      As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) 13 million shares of $0.001 par value Series C preferred stock (the "Series C Preferred Stock"). The Series C Preferred Stock was given in exchange for certain notes held by those individuals, the related accrued interest and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals. As of June 30, 2002, the Company has reserved 13 million shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock.


5.    EARNINGS PER SHARE:

      Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001. The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of employee stock options and investor warrants, and the conversion of the preferred stocks as the effect of such conversions would be anti-dilutive.

                               Three Months Ended       Six Months Ended
                                   June 30,                 June 30,
                                 (Unaudited)              (Unaudited)
                           ----------------------   ----------------------
                              2002        2001         2002        2001
                           ----------  ----------   ----------  ----------
Numerator:
  Net loss . . . . . . . . $   (1,696) $  (10,174)  $   (4,241) $  (18,606)
  Cumulative dividend on
    Series B Preferred
    Stock. . . . . . . . .       (209)      --            (413)      --
                           ----------  ----------   ----------  ----------
  Loss applicable to
    Common shareholders. . $   (1,905) $  (10,174)  $   (4,654) $  (18,606)
                           ==========  ==========   ==========  ==========

                               Three Months Ended       Six Months Ended
                                   June 30,                 June 30,
                                 (Unaudited)              (Unaudited)
                           ----------------------   ----------------------
                              2002        2001         2002        2001
                           ----------  ----------   ----------  ----------
Denominator:
  Weighted average
    shares used in the
    calculation of
    basic and diluted
    loss per share . . . . 39,093,660  39,093,660   39,093,660  39,093,660
                           ==========  ==========   ==========  ==========

Basic and diluted loss
  per share. . . . . . . . $    (0.05) $    (0.26)  $    (0.12) $    (0.48)
                           ==========  ==========   ==========  ==========


6.    STOCK OPTION COMPENSATION:

      During the first and second quarters of 2002, the Company granted options to purchase 3,893,741 shares of common stock pursuant to the 2001 Stock Option Plan. The options were granted to virtually all the employees of the Company. The options have a term of 10 years and vest equally over the next four years. The options were issued at an exercise price at or above the fair value of the underlying stock on the date of grant. The Company has not recognized any compensation expense with the issuance of these options.


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


8.    CALL OPTION ON CERTAIN LANDMARK SHARES

      On April 5, 2002, Landmark acquired 10,889,636 shares of the Company's common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, the Company entered into a call option agreement with Landmark, whereby the Company has the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. The option can be exercised at any time after April 5, 2003 and prior to March 31, 2008. The Company does not have any right to call any other shares of capital stock in the Company held by Landmark. The Company accounted for this call option as permanent equity and a contribution from Landmark under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The Company ascribed a value of $1.2 million to the option at issuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

      You should read the following discussion of our financial condition and results of operations with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of numerous factors, many of which are described in the "Factors That May Affect Future Results" section and elsewhere in our Annual Report on Form 10-K, as amended, for the fiscal year 2001. We are under no duty to update any of the forward-looking statements after the date of this report to conform these statements to actual results, unless required by applicable securities laws.

OVERVIEW

      We are an online direct marketing and media company that provides smarter solutions to connect marketers to their target consumers using industry-leading analytics and incentive technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. With a database of nearly 20 million registered U.S. households as of August 1, 2002, we supply marketers with a single resource for accessing and engaging a dynamic group of shoppers. Through our customized, integrated direct marketing and media products, advertisers can target a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, trial offers, samples, sales notices and gift certificates, to promote sales of products or services and drive customers into brick-and-mortar stores or online web sites. In addition, our proprietary database technology tracks consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with an unprecedented breadth of sophisticated consumer data from which to make smarter marketing decisions.

      Our web site, coolsavings.com, offers consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including brick-and-mortar retailers, online retailers, consumer packaged goods manufacturers, travel and financial service providers.

RECENT DEVELOPMENTS

      On April 5, 2002, Landmark acquired 10,889,636 shares of our common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, we entered into a call option agreement with Landmark, whereby we have the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. The option can be exercised at any time after April 5, 2003 and prior to March 31, 2008. We do not have any right to call any other shares of our capital stock held by Landmark.

     On May 8, 2002, the United States Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the U.S. District Court for the Northern District of Illinois in a lawsuit filed against us by Catalina Marketing International, Inc. The complaint alleges that our systems and methods infringe Catalina's United States Patent No. 4,674,041, and seeks to enjoin us from further infringing its patent. As a result of the ruling, this litigation is not concluded. The case has been remanded to the Northern District for further proceedings to determine whether we have any liability for infringement of the '041 Patent. We intend to defend the action vigorously.

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

      Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and may include earlier termination provisions. In the three month period ending June 30, 2002, our largest advertiser accounted for 3.95% of our revenues and our top five advertisers together accounted for approximately 17.53% of our revenues.

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

      LICENSING REVENUE

      We license portions of our intellectual property, including our issued patents, to third parties. Approximately 1% of our revenue was generated from royalty and license fees and other miscellaneous sources during the three month period ended June 30, 2002.


EXPENSES

      COST OF REVENUES

      Our cost of revenues consists primarily of internet connection charges, web site equipment depreciation, salaries and related benefits of operations personnel and other directly related operations costs.

      SALES AND MARKETING

      Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses of our direct sales force, advertising and promotional expenses, marketing, and sales support functions. Marketing costs associated with increasing our member base are expensed in the period incurred.

      PRODUCT DEVELOPMENT

      Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including the salaries, employee benefits, amortization of capitalized website development costs, and related expenses for our technology department, as well as costs for contracted services and equipment.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs.


RESULTS OF OPERATIONS


      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      NET REVENUES

      Net revenues decreased 3% to $5.1 million in the three month period ended June 30, 2002 from $5.3 million in the three month period ended June 30, 2001. The revenue decrease was attributable to the continuing slow economy, which caused reduced advertising spending in general, and increased downward pricing pressures from competitors.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues decreased to $0.9 million in the three month period ended June 30, 2002, from $1.5 million in the three month period ended June 30, 2001. Gross profit increased as a percentage of net revenues to 82% in the three month period ended June 30, 2002, from 71% in the three month period ended June 30, 2001. The increase in gross profit reflects the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001. Our fulfillment costs related to member loyalty incentives decreased due to the cessation of the member incentive program. Additionally, we had a decrease in gift certificate costs due to lower revenue involving gift certificate incentives.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses decreased to $2.6 million, or 51% of net revenues in the three month period ended June 30, 2002, from $4.1 million, or 79% of net revenues, in the three month period ended June 30, 2001. The $1.5 million decrease in sales and marketing expenses was primarily due to the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001.

      PRODUCT DEVELOPMENT. Product development expenses decreased to $0.9 million, or 18% of net revenues, in the three month period ended June 30, 2002, from $1.9 million, or 36% of net revenues, in the three month period ended June 30, 2001. The $1.0 million decrease in product development expenses was primarily due to the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001. Additionally, the decrease is attributable to the reduced use of third-party technical consultants.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $2.1 million, or 40% of net revenues, in the three month period ended June 30, 2002, from $7.6 million, or 144% of net revenues, for the three month period ended June 30, 2001. The $5.5 million decrease in general and administrative expenses was primarily due to a one time $3.7 million charge relating to our forgiveness of certain loans and interest in 2001, the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001 and the reduced bad debt expense recognized in the three month period ended June 30, 2002 versus the same period in 2001.

      INTEREST INCOME (EXPENSE), NET. During the three month period ended June 30, 2002, we incurred net interest expense of $288, as compared to net interest expense of $57 (exclusive of the amortization of debt discount) for the three month period ended June 30, 2001. During the three month period ended June 30, 2002, interest expense increased due to interest on the Landmark Senior Secured Loan and the Landmark Grid Note.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30,
2001

      NET REVENUES

      Net revenues decreased 6% to $10.9 million in the six month period ended June 30, 2002 from $11.6 million in the six month period ended
June 30, 2001. The decrease in revenue was attributable to the continuing slow economy, which caused reduced advertising spending in general, and increased downward pricing pressures from competitors.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues decreased to $1.9 million in the six month period ended June 30, 2002, from $3.5 million in the six month period ended June 30, 2001. Gross profit increased as a percentage of net revenues to 83% in the six month period ended June 30, 2002, from 70% in the six month period ended June 30, 2001. The increase in gross profit reflects the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001. Our fulfillment costs related to member loyalty incentives decreased due to the cessation of the member incentive program. Additionally, we had a decrease in gift certificate costs due to lower revenue involving gift certificate incentives.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses decreased to $6.1 million, or 56% of net revenues in the six month period ended June 30, 2002, from $11.1 million, or 96% of net revenues, in the six month period ended June 30, 2001. The $5.0 million decrease in sales and marketing expenses was primarily due to the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001. The decrease is also attributable to greatly reduced marketing expenditures through the elimination of broadcast and cable television advertising, and reductions in spending to acquire new members.

      PRODUCT DEVELOPMENT. Product development expenses decreased to $2.0 million, or 18% of net revenues, in the six month period ended June 30, 2002, from $3.9 million, or 34% of net revenues, in the six month period ended June 30, 2001. The $1.9 million decrease in product development expenses was primarily due to the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001. Additionally, the decrease is also attributable to the reduced use of third-party technical consultants.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $4.6 million, or 42% of net revenues, in the six month period ended June 30, 2002, from $11.5 million, or 99% of net revenues, for the six month period ended June 30, 2001. The $6.9 million decrease in general and administrative expenses was primarily due to a one time $3.7 million charge relating to our forgiveness of certain loans and interest in 2001, the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001 and the reduced bad debt expense recognized in the six month period ended June 30, 2002 versus the same period in 2001.

      INTEREST INCOME (EXPENSE), NET. During the six month period ended June 30, 2002, we incurred net interest expense of $559, as compared to net interest expense of $12 (exclusive of the amortization of debt discount) for the six month period ended June 30, 2001. During the six month period ended June 30, 2002, interest expense increased due to interest on the Landmark Senior Secured Loan and the Landmark Grid Note.


LIQUIDITY AND CAPITAL RESOURCES

      Since our inception we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In March 2001, we received proceeds from the sale of our convertible subordinated promissory notes and warrants in the amount of $2.1 million. In June and July 2001, we received proceeds of $5.0 million in loans from Landmark. In addition, Landmark funded an additional $10.0 million through October 31, 2001 to us under the Grid Note, which amount plus accumulated interest was applied to Landmark's purchase of 65,057,936 shares of Series B Preferred Stock on November 12, 2001. As of November 12, 2001, Landmark has voting control of us. In addition, we are in default under the covenants of the Securities Purchase Agreement and the Amended and Restated Loan Agreement, thereby giving Landmark the right to demand repayment of the outstanding Senior Secured Loan and the Grid Note borrowings. As a result of these defaults, Landmark may at its option also require us to redeem the Series B Preferred Stock at any time. We have received cash proceeds of $8.0 million in additional borrowings from Landmark under the Grid Note since November 12, 2001. At June 30, 2002 we had approximately $2.2 million in cash and cash equivalents.

      Net cash used in operating activities was $2.3 million in the six month period ended June 30, 2002. Net cash used in operating activities resulted primarily from ongoing losses in the business and a decrease in liabilities, partially offset by a decrease in accounts receivable due to lower revenues.

      Net cash used in investing activities was $0.6 million in the six month period ended June 30, 2002. Net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our web site.

      Net cash used in financing activities was $0.02 million in the six month period ended June 30, 2002. Net cash provided by financing activities is attributable to the $1.5 million of proceeds from borrowings under our Grid Note offset by $1.52 million in repayment of debt obligations. We invest all proceeds in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities.

      We have two separate credit facilities under which we owed $0.4 million, and had $1.49 million in letters of credit outstanding, at June 30, 2002.

      Under the credit facility with American National Bank (the "ANB Facility") we have one term loan and one $3 million revolving credit line. The term loan had no outstanding balance at June 30, 2002. The revolving credit line, which had an outstanding balance of $0.36 million at June 30, 2002, is payable in installments. The borrowings outstanding under the revolving line of credit bear interest at the bank's prime rate plus 1.00% or 5.75% at June 30, 2002. Additionally, we had $1.49 million of letters of credit outstanding under the credit line to collateralize lease deposits on our office facilities. We had restricted certificates of deposit relating to the letters of credit in the amount of $0.23 million at June 30, 2002. These letters of credit, net of restricted certificates of deposit, reduce the amount of borrowings available to us under the credit line dollar for dollar. We have $1.38 million available under the revolving credit line as of June 30, 2002. Borrowings are collateralized by substantially all of our assets.

      Under the credit facility with Midwest Guaranty Bank (the "Midwest Facility"), we have a $1 million equipment line of credit. At June 30, 2002, there was $0.08 million outstanding under this line. The weighted average interest rate on the outstanding borrowings under this line at June 30, 2002 was 9.0%. Borrowings are collateralized by the specific equipment purchased and are payable in installments.

      In 2001, Landmark loaned us $5 million pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of our assets, subordinate only to the liens in favor of American National Bank and Midwest Guaranty Bank, and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of Landmark.

      At June 30, 2002, we were not in compliance with certain financial covenants of the Senior Secured Loan. Our failure to comply constitutes an event of default. Consequently, the loan is immediately due and payable at the option of Landmark, including accrued interest. Accordingly, we have classified the Senior Secured Loan as currently payable as of June 30, 2002, including the paid-in-kind interest which has been compounded on the principal balance totaling $5.4 million.

      In connection with the Senior Secured Loan, we issued to Landmark warrants to purchase our common stock (the "Landmark Warrants"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The warrants contain a net exercise feature and were originally exercisable for 10.0 million shares of our common stock at an exercise price of $0.50 per share on November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). We will issue to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan. As of April 30, 2002, the Landmark Warrants were exercisable for 10,379,072 shares of our common stock.

      Landmark has also funded additional amounts to us pursuant to a grid note, as amended (the "Grid Note"). The Grid Note is also governed by the terms of the Amended and Restated Loan Agreement. The Grid Note bears interest at 8% per annum, is payable on demand, and may evidence up to $20.0 million in advances. During the second half of 2001 and through the first quarter of 2002, Landmark loaned us under the Grid Note an aggregate of $18.8 million, of which $18 million related to cash advances (in several separate advances) and $0.8 million related to transaction costs reimbursable to Landmark. The Grid Note is cross-collateralized with the Senior Secured Loan and maintains the exact same covenants as the Senior Secured Loan pursuant to the Amended and Restated Loan Agreement.

      On November 12, 2001, pursuant to the securities purchase agreement between Landmark and us dated July 30, 2001, as amended (the "Securities Purchase Agreement"), Landmark exercised their right to apply $10 million of principal and $0.1 million of accrued interest under the Grid Note to the purchase of our Series B Preferred Stock. Consequently, the outstanding principal balance under the Grid Note at June 30, 2002 is $8.8 million.

      Our operations have generated negative cash flows since inception. The cost reduction plan implemented in the fourth quarter of fiscal year 2000 included a significant decrease in offline marketing expenditures and a reduction in salaried personnel and third party technical consultants. In the second and third quarters of 2001, we experienced reductions in salaried personnel through attrition. We further reduced salaried personnel and marketing expenditures in the second quarter and third quarter of 2001. We believe that this plan has significantly reduced operating expenses and will continue to have a positive effect on cash flow during 2002.

      Our independent auditors have issued their report on our financial statements for 2001 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to our ability to continue as a going concern. Even with the Landmark funding completed and our cost reduction plan in place we will need to obtain additional debt and/or equity financing during 2002 to remain in operation.


RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Company's Financial Statements.


FACTORS AFFECTING OPERATING RESULTS

     Our results of operations have varied widely in the past and we expect that they may continue to vary in the future due to a number of factors, including those set forth in our Annual Report on Form 10-K, as amended, filed for the fiscal year 2001.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10% from levels on June 30, 2002, the fair value of this investment portfolio would increase by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10% from levels on June 30, 2002, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. We have both fixed and variable rate debt as described in Note 3.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We are currently a defendant in two patent infringement lawsuits and a plaintiff in another patent infringement lawsuit. For a further discussion of legal proceedings see Part 1, Item 3 of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001 and the update below.

      On May 8, 2002 the United States Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the U.S. District Court for the Northern District of Illinois in a lawsuit filed against us by Catalina Marketing International, Inc. The complaint alleges that our systems and methods infringe Catalina's United States Patent No. 4,674,041, and seeks to enjoin us from further infringing its patent. As a result of the ruling, this litigation is not concluded. The case has been remanded to the Northern District for further proceedings to determine whether we have any liability for infringement of the '041 Patent. We intend to defend the action vigorously.

      On August 23, 1999, we instituted a lawsuit in the Northern District of Illinois against Brightstreet.com, Inc. ("Brightstreet") for infringement of our United States Patent No. 5,761,648, seeking unspecified damages and a permanent injunction against further infringement. Brightstreet filed counterclaims alleging the invalidity and unenforceability of our patent and seeking unspecified damages and injunctive relief. The parties agreed to a settlement of the lawsuit in open court on October 29, 2001. Subsequently, Brightstreet objected to the report and recommendation of the court that the written settlement agreement presented by the Company most accurately reflected the agreement reached by the parties. On July 8, 2002, the United States District Court for the Northern District of Illinois (the "District Court") fully adopted the report and recommendation of the Magistrate Judge concurring with our belief that the litigation had been settled, denied Brightstreet's objec-tions to the report and recommendation, adopted the written settlement agreement presented by the Company, and dismissed the case with prejudice. On August 9, 2002, Brightstreet appealed the ruling of the District Court to the United States Court of Appeals for the Federal Circuit.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      As of June 30, 2002, a dividend in the amount of 1,341,928 shares of Series B Preferred Stock has accrued, but has not been declared to the holders of our Series B Preferred Stock. In addition, interest has continued to accrue on the amount outstanding under the Grid Note. As a result, the number of shares of Series B Preferred Stock that Landmark may acquire by applying the principal and interest outstanding under the Grid Note to the purchase price for the stock has increased.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     At June 30, 2002, we were in default under the Amended and Restated Loan Agreement with Landmark. The entire amount due under the Senior Secured Loan has been classified as current.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.   OTHER INFORMATION

      None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

            Exhibit 99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b)  Reports on Form 8-K:

            None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                     COOLSAVINGS, INC.



Dated:  August 14, 2002              /s/ Matthew Moog
                                     ----------------------------
                                     Matthew Moog
                                     Chief Executive Officer and
                                     President
                                     (Duly Authorized Officer)



Dated:  August 14, 2002              /s/ David B. Arney
                                     ----------------------------
                                     David B. Arney
                                     Chief Financial Officer
                                     (Principal Financial Officer)