Form 10-Q
period 2002-09-30
COOLSAVINGS INC
filed 2002-11-14
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

Number of shares of common stock, $0.001 par value per share, outstanding as of October 31, 2002: 39,093,660

                                     INDEX




PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets
              September 30, 2002 (Unaudited) and
              December 31, 2001. . . . . . . . . . . . . . . . . .      3

            Statements of Operations (Unaudited)
              Three and Nine Month Periods Ended
                September 30, 2002 and 2001. . . . . . . . . . . .      6

            Statement of Changes in Convertible Redeemable
              Preferred Stock and Stockholders' Deficit
              (Unaudited) Nine Month Period Ended
              September 30, 2002 . . . . . . . . . . . . . . . . .      8

            Statements of Cash Flows (Unaudited)
              Nine Month Periods Ended
              September 30, 2002 and 2001. . . . . . . . . . . . .      9

            Notes to Financial Statements. . . . . . . . . . . . .     11


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . .     19


Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . . .     29

Item 4.     Controls and Procedures. . . . . . . . . . . . . . . .     29


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     30

Item 2.     Changes in Securities and Use of Proceeds. . . . . . .     31

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . .     31

Item 4.     Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . .     31

Item 5.     Other Information. . . . . . . . . . . . . . . . . . .     31

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     32



SIGNATURES AND CERTIFICATIONS. . . . . . . . . . . . . . . . . . .     33

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


                               COOLSAVINGS, INC.
                                BALANCE SHEETS
                (in thousands, except share and per share data)



                                              SEPTEMBER 30,
                                                  2002        DECEMBER 31,
                                               (UNAUDITED)       2001
                                              -------------   -----------

                                    ASSETS
                                    ------

Current Assets:
  Cash and cash equivalents. . . . . . . . .     $    2,021    $    5,144
  Restricted certificates of deposit . . . .            231           231
  Accounts receivable, net of allowance
    of $826 and $881 at September 30,
    2002 and December 31, 2001,
    respectively . . . . . . . . . . . . . .          4,480         3,610
  Prepaid assets . . . . . . . . . . . . . .            404           320
  Other assets, including amounts due
    from related parties of $6 and $0
    at September 30, 2002 and December 31,
    2001, respectively . . . . . . . . . . .             57           144
                                                 ----------    ----------
        Total current assets . . . . . . . .          7,193         9,449
                                                 ----------    ----------

Property and equipment . . . . . . . . . . .          9,172        10,593
Capitalized software costs . . . . . . . . .          1,490         1,490
Capitalized web site costs . . . . . . . . .          3,152         3,152
                                                 ----------    ----------

                                                     13,814        15,235
Less accumulated depreciation and
  amortization . . . . . . . . . . . . . . .         (9,762)       (7,151)
                                                 ----------    ----------

                                                      4,052         8,084

Intangible assets, patents and licenses,
  net of accumulated amortization of
  $352 and $245 at September 30,
  2002 and December 31, 2001,
  respectively . . . . . . . . . . . . . . .            199           431
                                                 ----------    ----------

Total assets . . . . . . . . . . . . . . . .     $   11,444    $   17,964
                                                 ==========    ==========

                               COOLSAVINGS, INC.
                          BALANCE SHEETS - Continued



                                              SEPTEMBER 30,
                                                  2002        DECEMBER 31,
                                               (UNAUDITED)       2001
                                              -------------   -----------

                                  LIABILITIES
                                  -----------
Current Liabilities:
  Accounts payable, including amounts
    due to related parties of $3 and
    $110 at September 30, 2002 and
    December 31, 2001, respectively. . . . .    $     1,163   $     2,902
  Accrued marketing expense, including
    amount due to related parties of
    $68 and $0 at September 30, 2002 and
    December 31, 2001, respectively. . . . .          1,172           266
  Accrued compensation . . . . . . . . . . .            630           440
  Accrued interest, including amounts
    due to related parties of $622
    and $113 at September 30, 2002 and
    December 31, 2001, respectively. . . . .            622           125
  Accrued expenses, including amounts
    due to related parties of $645
    and $405 at September 30, 2002 and
    December 31, 2001, respectively. . . . .          1,947         1,845
  Lease exit cost liability. . . . . . . . .          1,204         --
  Deferred revenue . . . . . . . . . . . . .            630           351
  Notes payable due to related party . . . .          8,770         7,249
  Current maturities of long-term debt . . .          --            1,879
  Senior secured note payable. . . . . . . .          5,479         5,153
                                                 ----------    ----------
        Total current liabilities. . . . . .         21,617        20,210
                                                 ----------    ----------

Long-Term Liabilities:
  Deferred revenue . . . . . . . . . . . . .            243           241
  Lease exit cost liability. . . . . . . . .            739         --
  Accrued expenses due to related
    parties. . . . . . . . . . . . . . . . .            195           478
                                                 ----------    ----------
        Total long-term liabilities. . . . .          1,177           719

Commitments and contingencies (Note 9)

Convertible redeemable cumulative
  Series B Preferred Stock, $0.001
  par value, 258,000,000 shares
  authorized, 68,438,346 and 65,057,936
  issued and outstanding at September 30,
  2002 and December 31, 2001,
  respectively (liquidation preference
  of $0.1554 per share at September 30,
  2002 and December 31, 2001). . . . . . . .         10,634        10,108
Convertible redeemable Series C
  Preferred Stock, $0.001 par value,
  13,000,000 shares authorized,
  13,000,000 shares issued and
  outstanding at September 30, 2002 and
  December 31, 2001  (liquidation
  preference of $0.1665 per share at
  September 30, 2002 and December 31,
  2001). . . . . . . . . . . . . . . . . . .          1,950         1,950

                               COOLSAVINGS, INC.
                          BALANCE SHEETS - Continued



                                              SEPTEMBER 30,
                                                  2002        DECEMBER 31,
                                               (UNAUDITED)       2001
                                              -------------   -----------

                             STOCKHOLDERS' DEFICIT
                             ---------------------

Common stock, $0.001 par value per
  share, 379,000,000 shares authorized,
  39,093,660 shares issued and outstanding
  at September 30, 2002 and December 31,
  2001 . . . . . . . . . . . . . . . . . . .             39            39

Additional paid-in capital . . . . . . . . .         73,891        74,517

Accumulated deficit. . . . . . . . . . . . .        (97,864)      (89,579)
                                                 ----------    ----------

        Total stockholders' deficit. . . . .        (23,934)      (15,023)
                                                 ----------    ----------

        Total liabilities, convertible
          redeemable preferred stock and
          stockholders' deficit. . . . . . .     $   11,444    $   17,964
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

                                                   COOLSAVINGS, INC.
                                               STATEMENTS OF OPERATIONS
                                    (in thousands, except share and per share data)

                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                   SEPTEMBER 30
                                                        ---------------------------    ---------------------------
                                                            2002           2001            2002           2001
                                                        ------------   ------------    ------------   ------------

Revenue:
  e-marketing services . . . . . . . . . . . . . . .      $    7,057     $    4,229      $   17,806     $   15,660
  License royalties. . . . . . . . . . . . . . . . .              66             66             206            233
                                                          ----------     ----------      ----------     ----------
Net revenues . . . . . . . . . . . . . . . . . . . .           7,123          4,295          18,012         15,893

Cost of revenues . . . . . . . . . . . . . . . . . .             882          1,329           2,780          4,791
                                                          ----------     ----------      ----------     ----------
Gross profit . . . . . . . . . . . . . . . . . . . .           6,241          2,966          15,232         11,102
                                                          ----------     ----------      ----------     ----------

Operating expenses:
  Sales and marketing. . . . . . . . . . . . . . . .           3,851          2,947           9,978         14,085
  Product development. . . . . . . . . . . . . . . .             947          1,057           2,942          4,949
  General and administrative . . . . . . . . . . . .           2,117          3,918           6,668         15,372
  Lease exit costs . . . . . . . . . . . . . . . . .           1,849          --              1,849          --
  Loss on asset impairment . . . . . . . . . . . . .           1,233          --              1,233          --
                                                          ----------     ----------      ----------     ----------

Total operating expenses . . . . . . . . . . . . . .           9,997          7,922          22,670         34,406
                                                          ----------     ----------      ----------     ----------

Loss from operations . . . . . . . . . . . . . . . .          (3,756)        (4,956)         (7,438)       (23,304)

Other income (expense):
  Interest and other income. . . . . . . . . . . . .              17             29              42            255
  Interest expense . . . . . . . . . . . . . . . . .            (305)          (296)           (889)          (534)
  Amortization of debt discount. . . . . . . . . . .           --            (3,057)          --            (3,083)
  Other expense-settlement . . . . . . . . . . . . .           --             --              --              (219)
                                                          ----------     ----------      ----------     ----------
Total other income (expense) . . . . . . . . . . . .            (288)        (3,324)           (847)        (3,581)
                                                          ----------     ----------      ----------     ----------




                                                   COOLSAVINGS, INC.
                                         STATEMENTS OF OPERATIONS - Continued




                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                   SEPTEMBER 30
                                                        ---------------------------    ---------------------------
                                                            2002           2001             2002          2001
                                                        ------------   ------------    ------------   ------------

Loss before income taxes . . . . . . . . . . . . . .          (4,044)        (8,280)         (8,285)       (26,885)

Income taxes . . . . . . . . . . . . . . . . . . . .           --             --              --             --
                                                          ----------     ----------      ----------     ----------

Net loss . . . . . . . . . . . . . . . . . . . . . .          (4,044)        (8,280)         (8,285)       (26,885)

Cumulative dividend on Series B
  Preferred Stock. . . . . . . . . . . . . . . . . .            (213)         --               (626)         --
                                                          ----------     ----------      ----------     ----------

Loss applicable to common stockholders . . . . . . .      $   (4,257)    $   (8,280)     $   (8,911)    $  (26,885)
                                                          ==========     ==========      ==========     ==========

Basic and diluted net loss per share . . . . . . . .      $    (0.11)    $    (0.21)     $    (0.23)    $    (0.69)
                                                          ==========     ==========      ==========     ==========

Weighted average shares used in the
  calculation of basic and diluted net
  loss per share . . . . . . . . . . . . . . . . . .      39,093,660     39,093,660      39,093,660     39,093,660
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

                                                   COOLSAVINGS, INC.
                            STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                               AND STOCKHOLDERS' DEFICIT

                                      NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002
                                                      (Unaudited)
                                    (in thousands, except share and per share data)




                                                                               Stockholders' Deficit
                                                                ---------------------------------------------------
                   Series B Redeemable   Series C Redeemable                                               Total
                     Preferred Stock       Preferred Stock       Common Stock      Additional   Accumu-    Stock-
                   -------------------   -------------------  -------------------    Paid-in    lated      holders'
                     Shares    Amount      Shares    Amount     Shares    Amount     Capital    Deficit    Deficit
                   ----------  -------   ----------  -------  ----------  -------  ----------  --------    --------

Balances,
 January 1, 2002 . 65,057,936  $10,108   13,000,000  $ 1,950  39,093,660  $    39    $ 74,517  $(89,579)   $(15,023)

Cumulative divid-
 end declared on
 Series B Pre-
 ferred Stock. . . 3,380,410      526        --         --        --        --           (413)    --           (413)

Cumulative divid-
 end accrued on
 Series B Pre-
 ferred Stock. . .     --        --          --         --        --        --           (213)    --           (213)

Net loss . . . . .     --        --          --         --        --        --          --       (8,285)     (8,285)
                   ----------  -------   ----------  -------  ----------  -------    --------  --------    --------

Balances,
 September 30,
 2002. . . . . . . 68,438,346  $10,634   13,000,000  $ 1,950  39,093,660  $    39    $ 73,891  $(97,864)   $(23,934)
                   ==========  =======   ==========  =======  ==========  =======    ========  ========    ========






                       The accompanying notes are an integral part of the financial statements.

                               COOLSAVINGS, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)


                                                   2002             2001
                                                ----------       ----------
Cash flows used in operating activities:
  Net loss . . . . . . . . . . . . . . . .      $   (8,285)    $    (26,885)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization. . . . . .           3,507            3,781
  Provision for doubtful accounts. . . . .             240              183
  Interest payment in kind . . . . . . . .             324            --
  Forgiveness of notes receivable
    and accrued interest from
    related parties. . . . . . . . . . . .           --               3,666
  Amortization of debt discount. . . . . .           --               3,083
  Write-off related to website project
    costs and intangible assets. . . . . .             204              510
  (Gain) loss on sale of equipment . . . .              (5)              40
  Loss on asset impairment . . . . . . . .           1,233            --
  Landmark transaction costs . . . . . . .              21            --
Changes in assets and liabilities:
  (Increase) in restricted certificates
    of deposit . . . . . . . . . . . . . .           --                 (82)
  (Increase) decrease in accounts
    receivable . . . . . . . . . . . . . .          (1,110)           6,815
  Decrease (increase) in prepaid and
    other current assets . . . . . . . . .               3           (1,055)
  (Decrease) in accounts payable . . . . .          (1,739)          (1,591)
  Increase (decrease) in deferred
    revenue. . . . . . . . . . . . . . . .             281             (375)
  Increase (decrease) in accrued and
    other liabilities. . . . . . . . . . .           1,397             (410)
  Increase in lease exit cost
    liability. . . . . . . . . . . . . . .           1,943            --
                                                ----------       ----------
Net cash flows used in
  operating activities . . . . . . . . . .          (1,986)         (12,320)
                                                ----------       ----------

Cash flows used in investing activities:
  Purchases of property and equipment. . .            (366)          (1,722)
  Capitalized web site development
    costs. . . . . . . . . . . . . . . . .            (340)          (1,523)
  Sale of property and equipment . . . . .              31                9
                                                ----------       ----------
Net cash used in investing activities. . .            (675)          (3,236)
                                                ----------       ----------

Cash flows (used in) provided by
 financing activities:
  Proceeds from short-term debt. . . . . .           --               1,551
  Advances on notes payable. . . . . . . .           1,500           14,879
  Repayment of debt obligations. . . . . .          (1,962)          (3,259)
  Cash overdraft . . . . . . . . . . . . .           --              (1,335)
                                                ----------       ----------
Net cash (used in) provided by
  financing activities . . . . . . . . . .            (462)          11,836
                                                ----------       ----------

                               COOLSAVINGS, INC.
                     STATEMENTS OF CASH FLOWS - Continued



                                                   2002             2001
                                                ----------       ----------

Net decrease in cash . . . . . . . . . . .          (3,123)          (3,720)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . .           5,144            7,041
                                                ----------       ----------

Cash and cash equivalents,
  end of period. . . . . . . . . . . . . .      $    2,021       $    3,321
                                                ==========       ==========

Supplemental schedule of cash flow
 information:
  Cash paid for interest . . . . . . . . .      $       51       $      313

Noncash investing and financing activity:
  Capitalized transactions costs
    relating to the Landmark transaction .      $    --          $    1,268
  Obligation to issue common stock
    for purchase of intellectual
    property . . . . . . . . . . . . . . .      $    --          $       18









































   The accompanying notes are an integral part of the financial statements.

                               COOLSAVINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                (in thousands, except share and per share data)
                                  (Unaudited)



1.    BASIS OF PRESENTATION:

      CoolSavings, Inc. (the "Company") is a direct marketing and media company that provides smarter solutions to connect marketers to their target consumers using analytics and incentive technology. Under our established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, trial offers, sales notices, and gift certificates to promote sales of products or services in stores or online.

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

      In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2002, and the results of operations for the three and nine month periods ended and cash flows for the nine month periods ended September 30, 2002 and 2001. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year. Certain prior period amounts have been reclassified to conform to the current period's presentation.


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


3.    BANK LINES OF CREDIT AND OTHER LOANS:

      a.    Bank Lines of Credit:

      The Company has two separate credit facilities under which the Company had no borrowings and had $1,490 letters of credit outstanding at September 30, 2002.

      Under the credit facility with American National Bank (the "ANB Facility") the Company has one term loan and one $3,000 revolving credit line. The term loan and the revolving credit line had an outstanding balance of $0 at September 30, 2002. On August 21, 2002, the Company was deemed by American National Bank to be in default under the ANB Facility due to a banking covenant violation. Under the terms of the ANB Facility, as a result of the default, American National Bank was released from any obligation to advance the Company additional funds under the ANB Facility. Additionally, the Company had $1,490 of letters of credit outstanding under the credit line at September 30, 2002 to collateralize lease deposits on its office facilities. The Company had restricted certificates of deposit relating to the letters of credit in the aggregate amount of $231 at September 30, 2002. Borrowings are collateralized by substantially all the assets of the Company.

      Effective August 31, 2002, the Company entered into an Amended and Restated Reimbursement Agreement (the "Reimbursement Agreement") with Landmark Communications, Inc. On behalf of the Company, Landmark has applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank to collateralize lease deposits on the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The Company has agreed to secure such obligations with a lien on all of the Company's assets, subordinate only to the liens in favor of American National Bank and Midwest Guaranty Bank. The Company is replacing the letters of credit outstanding under ANB Facility with the Landmark Letters of Credit. The Landmark Letters of Credit expire in March and April of 2003. Landmark is under no obligation to apply to Wachovia for a renewal of such Letters of Credit and may, in its sole discretion, cancel such Letters of Credit on ninety (90) days written notice to the Company. If the Landmark Letters of Credit so expire or are cancelled, the Company will need to enter into an alternate credit arrangement.

      Under the credit facility with Midwest Guaranty Bank (the "Midwest Facility"), the Company has a $1,000 equipment line of credit. At September 30, 2002, there was $0 outstanding under this credit line. On August 21, 2002 the Company was deemed by American National Bank to be in default under the ANB Facility due to a banking covenant violation. Under the terms of the Midwest Facility, default under the ANB Facility releases Midwest Guaranty Bank from any obligation to advance the Company additional funds under the Midwest Facility. Borrowings are collateralized by the specific equipment purchased.

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

      At September 30, 2002, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. The following is a list of the significant defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement, and therefore under the Grid Note (described below), as the Senior Secured Loan and Grid Note have cross-default provisions and are cross-collateralized:

..     The Company's failure to achieve a prescribed amount of billings during the first, second and third quarters of 2002; and

..     The Company's failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities; and

..     The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth.

      These failures constitute events of default. Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, the Company has classified the Senior Secured Loan as currently payable as of September 30, 2002, which, including principal and the paid-in-kind interest which has been compounded on the principal balance, totals $5,479.

      In connection with the Senior Secured Loan, the Company issued to Landmark warrants to purchase the Company's common stock (the "Landmark Warrants"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The warrants contain a net exercise feature and were exercisable for 10.0 million shares of the Company's common stock at an exercise price of $0.50 per share on November 12, 2001 (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The Company will issue to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan. As of
July 31, 2002, the Landmark Warrants were exercisable for 10,591,266 shares of the Company's common stock.

      Landmark has funded additional amounts to the Company pursuant to a grid note, as amended (the "Grid Note"). The Grid Note is governed by the terms of the Amended and Restated Loan Agreement. The Grid Note bears interest at 8% per annum, is payable on demand, and may evidence up to $20,000 in advances. During the second half of 2001 and through the first quarter of 2002, Landmark loaned to the Company under the Grid Note an aggregate of $18,770, of which $18,000 related to cash advances (in several separate advances) and $770 related to transaction costs reimbursable to Landmark. The loan under the Grid Note is subject to cross-default provisions, is cross-collateralized with the Senior Secured Loan, and maintains the exact same covenants as the Senior Secured Loan pursuant to the Amended and Restated Loan Agreement.

      On November 12, 2001, pursuant to a securities purchase agreement between Landmark and the Company dated July 30, 2001, as amended (the "Securities Purchase Agreement"), Landmark exercised its right to apply $10,000 of principal and $108 of accrued interest under the Grid Note to the purchase of the Company's Series B Preferred Stock (See Note 4). Consequently, the outstanding principal balance under the Grid Note at September 30, 2002 was $8,770.

4.    REDEEMABLE PREFERRED STOCK:

      a.    Series B Preferred Stock:

      On November 12, 2001, under the Securities Purchase Agreement, the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B preferred stock (the "Series B Preferred Stock") for $10,108. As a result of this issuance of Series B Preferred Stock, Landmark has the right to elect not less than a majority of the Company's board of directors. The Series B Preferred Stock has certain conversion rights and has an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. For the nine months ended September 30, 2002, dividends in the amount of 4,026,311 shares of Series B Preferred Stock have been accrued and 3,380,410 have been declared to the holders of Series B Preferred Stock. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may at its option require the Company to redeem all of the issued and outstanding Series B Preferred Stock at any time.

      Under the Securities Purchase Agreement, Landmark also has the right to purchase additional shares of Series B Preferred Stock at the same price per share ($0.1554 per share) (the "Landmark Shortfall Rights") upon the occurrence of certain events ("Shortfall Events") prior to December 31, 2002. Under a side letter entered into by Landmark and the Company on November 12, 2001, the Company agreed that if the Company needed financing from Landmark prior to December 31, 2002 such need would, by definition, give rise to a Shortfall Event, and in lieu of directly purchasing the shares of Series B Preferred Stock in connection with each such financing, Landmark could make advances under the Grid Note and later elect at its option on or before December 31, 2002 to apply all or any part of the advances and accrued interest under the Grid Note to the exercise of the applicable Landmark Shortfall Rights.

      Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on issued Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrants or the accrued Landmark Shortfall Rights. The number of Landmark Warrants will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan. The number of Landmark Shortfall Rights will continue to increase as interest accrues on the Grid Note and may continue to increase to the extent additional Shortfall Events occur.

      The sale of Series B Preferred Stock to Landmark together with the loans advanced by Landmark under the Grid Note and the Senior Secured Loan resulted in a change in voting control of the Company in 2001.

      As of September 30, 2002, the Company has reserved approximately 158 million shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends, the exercise of all accrued Landmark Shortfall Rights under the Grid Notes, the exercise on October 24, 2002 of Landmark's Landmark Shortfall Rights in respect of a Shortfall Event which resulted in the purchase by and issuance to Landmark of 17,825,212 shares of Series B Preferred Stock and the exercise of all outstanding Landmark Warrants.

      b.    Series C Preferred Stock:

      As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) 13 million shares of $0.001 par value Series C preferred stock (the "Series C Preferred Stock"). The Series C Preferred Stock was issued in exchange for certain notes held by those individuals, the related accrued interest and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals. As of September 30, 2002, the Company has reserved 13 million shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock.

5.    IMPAIRMENT OF LONG-LIVED ASSETS:

      In August 2002, following the completion of a study of its future expected space requirements, the Company determined that a significant portion of its unoccupied leased office space and the assets associated with that office space were unnecessary for its future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, the Company has recorded an operating expense of $1,233 in the three month period ended September 30, 2002 to write down the assets to their estimated fair value.

      Significant assumptions were required concerning the estimated fair value of the assets. As provided under SFAS No. 144, the Company primarily used discounted cash flow analysis, together with other available information, to estimate the fair values.


6.    COSTS ASSOCIATED WITH EXIT ACTIVITIES:

      In August 2002, following the completion of a study of its future expected space requirements, the Company determined that a significant portion of its unoccupied leased office space and the assets associated with that office space were unnecessary for its future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company has recorded an operating expense of $1,849 in the three month period ended September 30, 2002, representing the estimated future lease obligations related to the unoccupied office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.

      For the three month period ended September 30, 2002, the lease exit costs and an offsetting benefit from a previously recorded rent levelization adjustment were as follows:

                              Three Months Ended        Nine Months Ended
                                September 30,            September 30,
                                 (Unaudited)              (Unaudited)
                           ----------------------   ----------------------
                              2002        2001         2002        2001
                           ----------  ----------   ----------  ----------

Lease obligation, net
 of estimated sub-lease
 income. . . . . . . . . . $    1,414  $    --      $    1,414  $    --
Adjustment to accrued
 rent expense. . . . . . .       (132)      --            (132)      --
Broker commissions and
 other miscellaneous
 costs . . . . . . . . . .        567       --             567       --
                           ----------  ----------   ----------  ----------

Lease exit costs . . . . . $    1,849  $    --      $    1,849  $    --
                           ==========  ==========   ==========  ==========

      At September 30, 2002, the liability associated with the lease exit costs consisted of the following:

                      Balance at    Subsequent                 Balance at
                      December 31,  Accruals,                 September 30,
                         2001          Net        Payments        2002
                      -----------  -----------  -----------   -------------
Lease obligation,
 net of estimated
 sub-lease income. .   $    --      $    1,414   $      (38)     $   1,376
Broker commissions
 and other trans-
 action costs. . . .        --             567        --               567
Less portion of
 liability classi-
 fied as current . .        --          (1,242)          38         (1,204)
                       ----------   ----------   ----------     ----------
Long-term lease
 exit liability. . .   $    --      $      739   $    --        $      739
                       ==========   ==========   ==========     ==========

      Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.


7.    EARNINGS PER SHARE:

      Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of employee stock options and investor warrants, and the conversion of the preferred stock as the effect of such exercises and conversions would be anti-dilutive.

                              Three Months Ended        Nine Months Ended
                                September 30,            September 30,
                                 (Unaudited)              (Unaudited)
                           ----------------------   ----------------------
                              2002        2001         2002        2001
                           ----------  ----------   ----------  ----------
Numerator:
  Net loss . . . . . . . . $   (4,044) $   (8,280)  $   (8,285) $  (26,885)
  Cumulative dividend
   on Series B
   Preferred Stock . . . .       (213)      --            (626)      --
                           ----------  ----------   ----------  ----------
  Loss applicable to
   common stockholders . . $   (4,257) $   (8,280)  $   (8,911) $  (26,885)
                           ==========  ==========   ==========  ==========

Denominator:
  Weighted average
   shares used in the
   calculation of
   basic and diluted
   loss per share. . . . . 39,093,660  39,093,660   39,093,660  39,093,660
                           ==========  ==========   ==========  ==========

Basic and diluted loss
  per share. . . . . . . . $    (0.11) $    (0.21)  $    (0.23) $    (0.69)
                           ==========  ==========   ==========  ==========

8.    STOCK OPTION COMPENSATION:

      During the first three quarters of 2002, the Company granted options to purchase 4,148,741 shares of common stock pursuant to its 2001 Stock Option Plan. The options were granted to virtually all the employees of the Company and several members of the board of directors. The options have a term of 10 years and vest equally over the next four years. The options were issued at an exercise price at or above the fair value of the underlying stock on the date of grant.


9.    COMMITMENTS AND CONTINGENCIES:

      On October 17, 2002, the Company received a demand for arbitration from Coupco, Inc. ("Coupco") relating to its dispute over the Company's obligation to pay royalties under its April 6, 2000 Patent License Agreement with Coupco (the "Patent License Agreement"). The Company intends to oppose Coupco's demand and is currently investigating the factual and legal bases for Coupco's demand; however, a charge was recorded in the three month period ended September 30, 2002 for the full amount of Coupco's demand.

      On February 12, 2000, Supermarkets Online, an affiliate of Catalina Marketing, filed a lawsuit against the Company in the United States District Court for the Central District of California. The complaint alleges that the Company's systems and methods infringe Supermarkets Online's United States Patent No. 6,014,634, and seeks unspecified damages and injunctive relief. The lawsuit is currently stayed (except that fact discovery is permitted). This stay may be lifted at any time. The Company has filed with the Patent and Trademark Office a request for a re-examination of the '634 patent, which request for re-examination was granted in March 2001. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot be made.

      On May 8, 2002, the United States Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the U.S. District Court for the Northern District of Illinois in a lawsuit filed against the Company by Catalina Marketing International, Inc. The complaint alleges that the Company's systems and methods infringe Catalina's United States Patent No. 4,674,041, and seeks to enjoin the Company from further infringing its patent. As a result of the ruling, this litigation is not concluded. The case has been remanded to the Northern District for further proceedings to determine whether the Company has any liability for infringement of the '041 Patent. The Company intends to defend the action vigorously. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot be made.

      On August 23, 1999, the Company instituted a lawsuit in the Northern District of Illinois against Brightstreet.com, Inc. ("Brightstreet") for infringement of its United States Patent No. 5,761,648, seeking unspecified damages and a permanent injunction against further infringement. Brightstreet filed counterclaims alleging the invalidity and unenforceability of said patent and seeking unspecified damages and injunctive relief. The parties agreed to a settlement of the lawsuit in open court on October 29, 2001. Subsequently, Brightstreet objected to the report and recommendation of the court that the written settlement agreement the Company presented most accurately reflected the agreement reached by the parties. On July 8, 2002, the United States District Court for the Northern District of Illinois (the "District Court") fully adopted the report and recommendation of the Magistrate Judge concurring with the Company's belief that the litigation had been settled, denied Brightstreet's objections to the report and recommendation, adopted the written settlement agreement presented by the Company, and dismissed the case with prejudice. On August 9, 2002, Brightstreet appealed the ruling of the District Court to the United States Court of Appeals for the Federal

Circuit. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot be made.

      The Company is also involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's financial position or results of operations.


10.   CALL OPTION ON CERTAIN LANDMARK SHARES:

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


11.   SUBSEQUENT EVENT:

      As a result of the Company's failure to maintain its current assets at levels specified in the Amended and Restated Loan Agreement, another Shortfall Event occurred as of June 30, 2002. On October 24, 2002, Landmark exercised its Landmark Shortfall Rights under the Securities Purchase Agreement with respect to such Shortfall Event, and the Company issued to Landmark 17,825,212 shares of $0.001 par value Series B Preferred Stock for $2,770 ($0.1554 per share). On a proforma basis, if such Series B Preferred Stock issued in October 2002 had been issued as of September 30, 2002, shares of the outstanding capital stock of the Company would have increased from 68,438,346 to 86,263,558. The Series B Preferred Stock has certain conversion rights and bears an 8% annual dividend, payable
quarterly in additional shares of Series B Preferred Stock.   As a result
of the defaults under the Amended and Restated Loan Agreement, Landmark may at its option require the Company to redeem all of the issued and outstanding Series B Preferred Stock at any time. Other Shortfall Events continue to exist at September 30, 2002. As a result of such Shortfall Events, the Company may issue additional shares of Series B Preferred Stock in the near term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

      You should read the following discussion of our financial condition and results of operations with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. We have tried to identify these statements by using words such as "estimates," "expect," "anticipate," "plan" and similar expressions, but that is not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those experienced in or anticipated by these forward-looking statements as a result of numerous risks, uncertainties and other factors, including without limitation, the Company's ability to obtain additional debt and/or equity financing, the uncertainties related to our unproven business model in a rapidly evolving marketplace, and our ability to protect our patents, trademarks and proprietary rights. For a discussion of these and other risks, uncertainties and other factors which could cause actual results to differ from those expressed in or anticipated by the forward-looking statements, see "Risk Factors" in CoolSavings' Form 10-K, as amended, for the year ended December 31, 2001, as filed with the SEC.

     An additional risk which could cause actual results to differ from those expressed or anticipated by the forward-looking statements is the proliferation of unsolicited email on the Internet. Although we do not send unsolicited email, the proliferation of unsolicited email, commonly known as "spam," creates a negative public perception of Internet marketing. The increasing volume of unsolicited email has led to the development of filtering and blocking software for individual users of the Internet as well as companies that permit employees to access the Internet from the workplace. Such software may filter or block our email messages despite the fact an individual consumer elected to receive our messages. Unsolicited email can also cause an Internet user's mailbox to fill to capacity and prevent our permission-based emails from reaching our registered members. These reactions to unsolicited email on the Internet may impact Internet marketing generally and could reduce the demand for our services.

     We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws.

OVERVIEW

      We are a direct marketing and media company that provides smarter solutions to connect marketers to their target consumers using industry-leading analytics and incentive technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. With a database of nearly
22.3 million registered U.S. households as of November 1, 2002, we supply marketers with a single resource for accessing and engaging a dynamic group of shoppers. Through our customized, integrated direct marketing and media products, advertisers can target a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, trial offers, samples, sales notices and gift certificates, to promote sales of products or services and drive customers into brick-and-mortar stores or online web sites. In addition, our proprietary database technology tracks consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with an unprecedented breadth of sophisticated consumer data from which to make smarter marketing decisions.

      Our web site, coolsavings.com, offers consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including brick-and-mortar retailers, online retailers, consumer packaged goods manufacturers, and travel and financial service providers.

CRITICAL ACCOUNTING POLICIES

      We have prepared the financial information in this report in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates and judgements on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting policies include revenue recognition, estimating sales credits and the allowance for doubtful accounts, capitalization of web site development costs, the valuation of long-lived assets including estimates and judgements related to the impairment of such long-lived assets, lease exit costs and intangible assets. For a discussion of some of these critical accounting policies, see "Summary of Significant Accounting Policies" in CoolSavings' Form 10-K, as amended, for the year ended December 31, 2001, filed with the SEC.


RECENT DEVELOPMENTS

      In August 2002, following the completion of a study of our expected future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, we recorded an operating expense of $1.2 million in the three month period ended September 30, 2002 to write down the assets to their estimated fair value.

      In August 2002, following the completion of a study of our expected future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", we have recorded an operating expense of $1.8 million in the three month period ended September 30, 2002, representing the estimated future lease obligations related to the unoccupied office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.

      On October 17, 2002, we received a demand for arbitration from Coupco, Inc. ("Coupco") relating to a dispute over our obligation to pay royalties under our April 6, 2000 Patent License Agreement with Coupco (the "Patent License Agreement"). We intend to oppose Coupco's demand and are currently investigating the factual and legal bases for Coupco's demand; however, we have recorded a charge in the three month period ended September 30, 2002 for the full amount of their demand.

      As a result of our failure to maintain current assets at levels specified in the Amended and Restated Loan Agreement, a Shortfall Event occurred as of June 30, 2002. On October 24, 2002, Landmark exercised its Landmark Shortfall Rights under the Securities Purchase Agreement, with respect to such Shortfall Event, and we issued to Landmark 17,825,212 shares of Series B Preferred Stock for $2.8 million ($0.1554 per share). The Series B Preferred Stock has certain conversion rights and has an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. Please see our Annual Report on Form 10-K, as amended, for a full description of the rights of the Series B Preferred Stock. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may at its option require us to redeem all of the issued and outstanding Series B Preferred Stock at any time.

REVENUE

      DIRECT MARKETING AND MEDIA SERVICES REVENUE

      We generate substantially all of our revenues by providing direct marketing services to our advertisers.

      We charge our advertisers on a variety of bases, the most common of which include:

      . the number of e-mails delivered to members, commonly sold on a cost per thousand, or CPM, basis;

      . the number of times members click on an incentive linking the member to the advertiser's web site (known as a click-through response); and

      .     the number of purchases made or qualified leads generated.

      Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and may include earlier termination provisions. In the three month period ending September 30, 2002, our largest advertiser accounted for 5.7% of our revenues and our top five advertisers together accounted for approximately 19.0% of our revenues.

      Our revenues for each period depend on a number of factors, including the number of advertisers sending promotional offers to our members, the size of our membership base and the responsiveness of our members to each promotion. We believe that our revenues will be subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the last half of the third quarter and first half of the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns.

      LICENSING REVENUE

      We license portions of our intellectual property, including our issued patents, to third parties. Approximately 1% of our revenue was generated from royalty and license fees and other miscellaneous sources during the three month period ended September 30, 2002.

EXPENSES

      COST OF REVENUES

      Our cost of revenues consists primarily of internet connection charges, web site equipment depreciation, salaries and related benefits of operations personnel and other directly related operations costs.

      SALES AND MARKETING

      Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses of our direct sales force, advertising and promotional expenses, marketing, and sales support functions. Marketing costs associated with increasing our member base and other marketing expenses related to our products and services are expensed in the period incurred.

      PRODUCT DEVELOPMENT

      Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including employee salaries, employee benefits, amortization of capitalized web-site development costs, and related expenses for our technology department, as well as costs for contracted services and equipment.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs.


RESULTS OF OPERATIONS


      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      NET REVENUES

      Net revenues increased 66% to $7.1 million in the three month period ended September 30, 2002 from $4.3 million in the three month period ended September 30, 2001. The revenue increase was attributable to an increase in the number of new member registrations and an increase in the number of revenue producing actions initiated by our members.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues decreased to $0.9 million in the three month period ended September 30, 2002, from $1.3 million in the three month period ended September 30, 2001. Gross profit increased as a percentage of net revenues to 88% in the three month period ended September 30, 2002, from 69% in the three month period ended September 30, 2001. The increase in gross profit is partially attributable to the costs eliminated when we discontinued our member incentive and loyalty program, CoolSavings Rewards, in 2001. Additionally, the increase reflects the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses increased to $3.9 million, or 54% of net revenues in the three month period ended
September 30, 2002, from $2.9 million, or 69% of net revenues, in the three month period ended September 30, 2001. The $1.0 million increase in sales and marketing expenses was primarily due to higher online advertising expense, partially offset by the realization of personnel and personnel related cost reductions that occurred during fiscal year 2001.

      PRODUCT DEVELOPMENT. Product development expenses decreased to $0.9 million, or 13% of net revenues, in the three month period ended
September 30, 2002, from $1.1 million, or 25% of net revenues, in the three month period ended September 30, 2001. The $0.2 million decrease in product development expenses was primarily due to the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $2.1 million, or 30% of net revenues, in the three month period ended September 30, 2002, from $3.9 million, or 91% of net revenues, in the three month period ended September 30, 2001. The $1.8 million decrease in general and administrative expenses was primarily due to a $1.0 million severance charge incurred in 2001 relating to the termination of a former executive, $0.7 million incurred in 2001 related to Landmark transaction costs, lower bad debt expense, and other general expense reductions. Partially offsetting these decreases was a $1.2 million increase due to higher accounts payable settlement gains realized in 2001.

      LEASE EXIT COSTS. In August 2002, following the completion of a study of our future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", we recorded an operating expense of $1.8 million in the three month period ended September 30, 2002, representing the estimated future lease obligations related to the unoccupied office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. Any change in this estimate, based on new or updated information, will be recorded in the period that it occurs.

      LOSS ON ASSET IMPAIRMENT. In August 2002, following the completion of a study of our future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, we recorded an operating expense of $1.2 million in the three month period ended September 30, 2002 to write down the assets to their estimated fair value.

      Significant assumptions were required concerning the estimated fair value of the assets. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate fair values.

      INTEREST INCOME (EXPENSE), NET. During the three month period ended September 30, 2002, we incurred net interest expense of $288, as compared to net interest expense of $267 (exclusive of the amortization of debt discount) for the three month period ended September 30, 2001. During the three month period ended September 30, 2002, net interest expense increased due to interest on the Landmark Senior Secured Loan and the Landmark Grid Note, partially offset by lower interest expense on the credit facility with American National Bank (the "ANB Facility"), and the credit facility with Midwest Guaranty Bank (the "Midwest Facility").

      AMORTIZATION OF DEBT DISCOUNT. During the three month period ended September 30, 2001, we were in default of the debt covenants under the Amended and Restated Loan Agreement with Landmark. Therefore the debt discount resulting from the issuance of a $5.0 million Senior Secured Loan to Landmark of $3.1 million was immediately amortized to interest expense to reflect the debt at its callable value.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      NET REVENUES

      Net revenues increased 13% to $18.0 million in the nine month period ended September 30, 2002 from $15.9 million in the nine month period ended September 30, 2001. The revenue increase was attributable to an increase in the number of new member registrations and an increase in the number of revenue producing actions initiated by our members.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues decreased to $2.8 million in the nine month period ended September 30, 2002, from $4.8 million in the nine month period ended September 30, 2001. Gross profit increased as a percentage of net revenues to 85% in the nine month period ended September 30, 2002, from 70% in the nine month period ended September 30, 2001. The increase in gross profit is partially attributable to the costs eliminated when we discontinued our member incentive and loyalty program, CoolSavings Rewards, in 2001. The increase in gross profit also reflects the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001. Additionally, the costs of gift certificates decreased due to lower revenue involving gift certificate incentives.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses decreased to $10.0 million, or 55% of net revenues in the nine month period ended
September 30, 2002, from $14.1 million, or 89% of net revenues, in the nine month period ended September 30, 2001. The $4.1 million decrease in sales and marketing expenses was primarily due to the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001. The decrease is also attributable to lower expenses associated with a decrease in barter revenue.

      PRODUCT DEVELOPMENT. Product development expenses decreased to $2.9 million, or 16% of net revenues, in the nine month period ended
September 30, 2002, from $4.9 million, or 31% of net revenues, in the nine month period ended September 30, 2001. The $2.0 million decrease in product development expenses was primarily due to the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $6.7 million, or 37% of net revenues, in the nine month period ended September 30, 2002, from $15.4 million, or 97% of net revenues, for the nine month period ended September 30, 2001. The $8.7 million decrease in general and administrative expenses was primarily due to a one time $3.9 million charge in 2001 relating to the forgiveness of certain loans and interest owed by related parties, the realization of the personnel and personnel related cost reductions that occurred during fiscal year 2001, reduced bad debt expense, a $1.0 million severance charge incurred in 2001 relating to the termination of a former executive, and $0.7 million incurred in 2001 relating to Landmark transaction costs. Partially offsetting these decreases was a $1.0 million increase due to higher accounts payable settlement gains realized in 2001.

      LEASE EXIT COSTS. In August 2002, following the completion of a study of our expected future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", we recorded an operating expense of $1.8 million in the nine month period ended September 30, 2002, representing the estimated future lease obligations related to the unoccupied office space, and estimated costs associated with subleasing the space and net of estimated cash flows from future sublease arrangements. Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.

      LOSS ON ASSET IMPAIRMENT. In August 2002, following the completion of a study of our expected future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, we recorded an operating expense of $1.2 million in the nine month period ended September 30, 2002 to write down the assets to their estimated fair value.

      Significant assumptions were required concerning the estimated fair value of the assets. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate fair market values.

      INTEREST INCOME (EXPENSE), NET. During the nine month period ended September 30, 2002, we incurred net interest expense of $847, as compared to net interest expense of $279 (exclusive of the amortization of debt discount) for the nine month period ended September 30, 2001. During the nine month period ended September 30, 2002, interest expense increased due to interest on the Landmark Senior Secured Loan and the Landmark Grid Note.

      AMORTIZATION OF DEBT DISCOUNT. During the nine month period ended September 30, 2001, we were in default of the debt covenants under the Amended and Restated Loan Agreement with Landmark. Therefore the debt discount resulting from the issuance of a $5.0 million Senior Secured Loan to Landmark of $3.1 million was immediately amortized to interest expense to reflect the debt at its callable value.

LIQUIDITY AND CAPITAL RESOURCES

      Since our inception we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In March 2001, we received proceeds from the sale of our convertible subordinated promissory notes and warrants in the amount of $2.1 million. In June and July 2001, we received proceeds of $5.0 million in loans from Landmark. In addition, Landmark funded to us an additional $10.0 million through October 31, 2001 to us under the Grid Note, which amount plus accumulated interest was applied to Landmark's purchase of 65,057,936 shares of Series B Preferred Stock on November 12, 2001. As of November 12, 2001, as a result of the sale of Series B Preferred Stock to Landmark together with the loans by Landmark under the Grid Note and the Senior Secured Loan, Landmark has voting control of us. In addition, we are in default under the covenants of the Securities Purchase Agreement and the Amended and Restated Loan Agreement, thereby giving Landmark the right to demand repayment of the outstanding Senior Secured Loan and the Grid Note borrowings. As a result of these defaults, Landmark may at its option also require us to redeem all of the issued and outstanding Series B Preferred Stock at any time. We have received cash proceeds of $8.0 million in additional borrowings from Landmark under the Grid Note since November 12, 2001. Of the $8.0 million, $1.5 million was received in 2002. At September 30, 2002, we had approximately $2.0 million in cash and cash equivalents. Although Landmark has funded our recent cash needs, Landmark has reserved its rights with respect to all of our breaches and defaults under our agreements with Landmark, and Landmark is under no obligation to advance us any additional funds.

      Net cash used in operating activities was $2.0 million in the nine month period ended September 30, 2002. Net cash used in operating activities resulted primarily from ongoing losses in the business and an increase in accounts receivable, partially offset by an increase in liabilities.

      Net cash used in investing activities was $0.7 million in the nine month period ended September 30, 2002. Net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our web site.

      Net cash used in financing activities was $0.5 million in the nine month period ended September 30, 2002. Net cash used in financing activities is attributable to the $2.0 million in repayment of debt obligations which was partially offset by $1.5 million of proceeds from borrowings under our Grid Note. We invest all proceeds from financing activities in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities.

      We have two separate credit facilities under which we had no borrowings and had $1.5 million in letters of credit outstanding at September 30, 2002.

      Under the ANB Facility, we have one term loan and one $3.0 million revolving credit line. The term loan and the revolving credit line had an outstanding balance of $0 at September 30, 2002. On August 21, 2002, we were deemed by American National Bank to be in default under the ANB Facility due to a banking covenant violation. Under the terms of the ANB Facility, as a result of the default, American National Bank was released from any obligation to advance us additional funds under the ANB Facility. Additionally, we had $1.5 million of letters of credit outstanding under the credit line at September 30, 2002 to collateralize lease deposits on our office facilities. We had restricted certificates of deposit relating to the letters of credit in the aggregate amount of $0.2 million at September 30, 2002. Borrowings are collateralized by substantially all of our assets.

      Effective August 31, 2002, we entered into a Reimbursement Agreement with Landmark Communications, Inc. On our behalf, Landmark has applied for and received letters of credit in the aggregate amount of $1.6 million from Wachovia Bank to collateralize lease deposits on our office facilities. Under the Reimbursement Agreement we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Letters of Credit. We have agreed to secure such obligations with a lien on all of our assets, subordinate only to the liens in favor of American National Bank and Midwest Guaranty Bank. We are required to immediately reimburse Landmark for all amounts Landmark is required to pay Wachovia under the Reimbursement Agreement. If we fail to pay to Landmark any amount when due, interest shall accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest shall accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. We are replacing the letters of credit currently outstanding under the ANB Facility with the Landmark Letters of Credit. The Landmark Letters of Credit expire in March and April of 2003. Landmark is under no obligation to apply to Wachovia for a renewal of such Letters of Credit and may, at its sole discretion, cancel such Letters of Credit on ninety (90) days written notice to us. If the Landmark Letters of Credit so expire or are cancelled, we will need to enter into an alternate credit arrangement.

      Under the Midwest Guaranty Facility, we have a $1.0 million equipment line of credit. At September 30, 2002, there was $0 outstanding under this line. On August 21, 2002, we were deemed by American National Bank to be in default under the ANB Facility due to a banking covenant violation. Under the terms of the Midwest Facility, default under the ANB Facility releases Midwest Guaranty Bank from any obligation to advance us additional funds under the Midwest Facility. Borrowings are collateralized by the specific equipment purchased.

      In 2001, Landmark loaned us $5.0 million pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of our assets, subordinate only to the liens in favor of American National Bank and Midwest Guaranty Bank, and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of Landmark.

      At September 30, 2002, we were not in compliance with certain financial covenants of the Senior Secured Loan. Our failure to comply constitutes an event of default. Consequently, the Senior Secured Loan is immediately due and payable at the option of Landmark, including accrued interest. Accordingly, we have classified the Senior Secured Loan as currently payable as of September 30, 2002, which, including principal and the paid-in-kind interest which has been compounded on the principal balance, totals $5.5 million.

      In connection with the Senior Secured Loan, on November 12, 2001, we issued to Landmark warrants to purchase our common stock (the "Landmark Warrants"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The warrants contain a net exercise feature and were originally exercisable for
10.0 million shares of our common stock at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005 if not previously exercised). We will issue to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan. As of July 31, 2002, the Landmark Warrants were exercisable for 10,591,266 shares of our common stock.

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

      On November 12, 2001, pursuant to the securities purchase agreement between Landmark and us dated July 30, 2001, as amended (the "Securities Purchase Agreement"), Landmark exercised their right to apply $10 million of principal and $0.1 million of accrued interest under the Grid Note to the purchase of our Series B Preferred Stock. Consequently, the outstanding principal balance under the Grid Note at September 30, 2002 is $8.8 million.

      Under the Securities Purchase Agreement, Landmark also has the right to purchase additional shares of Series B Preferred Stock at the price of $0.1554 per share (the "Landmark Shortfall Rights") upon the occurrence of certain events ("Shortfall Events") prior to December 31, 2002. As a result of our failure to maintain our current assets at levels specified in the Amended and Restated Loan Agreement, a Shortfall Event occurred as of June 30, 2002. On October 24, 2002, Landmark exercised its Landmark Shortfall Rights under the Securities Purchase Agreement with respect to such Shortfall Event, and we issued to Landmark 17,825,212 shares of Series B Preferred Stock for $2.8 million ($0.1554 per share). The Series B Preferred Stock has certain conversion rights and bears an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may at its option require us to redeem all of the issued and outstanding Series B Preferred Stock at any time. Other Shortfall Events continue to exist at September 30, 2002. As a result of such Shortfall Events, the Company may issue additional shares of Series B Preferred Stock in the near term.

      Our operations have generated negative cash flows since inception. The cost reduction plan implemented in the fourth quarter of fiscal year 2000 included a significant decrease in offline marketing expenditures and a reduction in salaried personnel and third party technical consultants. In the second and third quarters of 2001, we experienced reductions in salaried personnel through attrition. We further reduced salaried personnel and marketing expenditures in the second and third quarters of 2001. We believe that this plan has significantly reduced operating expenses and will continue to have a positive effect on cash flow during the remainder of 2002.

      Our independent auditors have issued their report on our financial statements for 2001 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to our ability to continue as a going concern. However, with the Landmark funding received and our cost reduction plan in place we do not currently anticipate needing additional debt and/or equity financing to fund operations for the remainder of 2002. We may need additional funding for operations beyond 2002. If we are unable to obtain the needed additional financing, our ability to operate our business may be jeopardized.


RECENT ACCOUNTING PRONOUNCEMENTS

      See Note 2 to the Company's Financial Statements.


FACTORS AFFECTING OPERATING RESULTS

      Our results of operations have varied widely in the past and we expect that they may continue to vary in the future due to a number of factors, including those set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, filed with the SEC.

      Also, the following risk factor should be considered, as well as those risks described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, as filed with the SEC. An additional risk that could cause actual results to differ from those expressed or anticipated by the forward-looking statements is the proliferation of unsolicited email on the Internet. Although we do not send unsolicited email, the proliferation of unsolicited email, commonly known as "spam," creates a negative public perception of Internet marketing. The increasing volume of unsolicited email has led to the development of filtering and blocking software for individual users of the Internet as well as companies that permit employees to access the Internet from the workplace. Such software may filter or block our email messages despite the fact an individual consumer elected to receive our messages. Unsolicited email can also cause an Internet user's mailbox to fill to capacity and prevent our permission-based emails from reaching our registered members. These reactions to unsolicited email on the Internet may impact Internet marketing generally and could reduce the demand for our services.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be significantly impacted by increases or decreases in interest rates due mainly to the short-term nature of our investment portfolio. If market rates were to increase immediately by 10% from levels on September 30, 2002, the fair value of this investment portfolio would increase by an immaterial amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10% from levels on September 30, 2002, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.


ITEM 4.  CONTROLS AND PROCEDURES

      (a) We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we issue or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation of our disclosure controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were adequate.

      (b) We have made no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation of those controls by our chief executive officer and chief financial officer.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      We are currently a defendant in two patent infringement lawsuits and a plaintiff in another patent infringement lawsuit. For a further discussion of legal proceedings, see Part 1, Item 3 of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 filed with the SEC and the update below.

      On October 17, 2002, we received a demand for arbitration from Coupco, Inc. ("Coupco") relating to a dispute over our obligation to pay royalties under our April 6, 2000 Patent License Agreement with Coupco (the "Patent License Agreement"). We intend to oppose Coupco's demand and are currently investigating the factual and legal bases for Coupco's demand; however, we have recorded a charge in the three month period ended September 30, 2002 for the full amount of their demand.

      On February 12, 2000, Supermarkets Online, an affiliate of Catalina Marketing, filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that our systems and methods infringe its United States Patent No. 6,014,634, and seeks unspecified damages and injunctive relief. The lawsuit is currently stayed (except that fact discovery is permitted). This stay may be lifted at any time. We have filed with the Patent and Trademark Office a request for a re-examination of the '634 patent, which request for re-examination was granted in March 2001. An unfavorable outcome for us is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot be made.

      On May 8, 2002, the United States Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the U.S. District Court for the Northern District of Illinois in a lawsuit filed against us by Catalina Marketing International, Inc. The complaint alleges that our systems and methods infringe Catalina's United States Patent No. 4,674,041, and seeks to enjoin us from further infringing its patent. As a result of the ruling, this litigation is not concluded. The case has been remanded to the Northern District for further proceedings to determine whether we have any liability for infringement of the '041 Patent. We intend to defend the action vigorously. An unfavorable outcome for us is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

      On August 23, 1999, we instituted a lawsuit in the Northern District of Illinois against Brightstreet.com, Inc. ("Brightstreet") for infringement of our United States Patent No. 5,761,648, seeking unspecified damages and a permanent injunction against further infringement. Brightstreet filed counterclaims alleging the invalidity and unenforceability of our patent and seeking unspecified damages and injunctive relief. The parties agreed to a settlement of the lawsuit in open court on October 29, 2001. Subsequently, Brightstreet objected to the report and recommendation of the court that the written settlement agreement we presented most accurately reflected the agreement reached by the parties. On July 8, 2002, the United States District Court for the Northern District of Illinois (the "District Court") fully adopted the report and recommendation of the Magistrate Judge concurring with our belief that the litigation had been settled, denied Brightstreet's objections to the report and recommendation, adopted the written settlement agreement we presented, and dismissed the case with prejudice. On
August 9, 2002, Brightstreet appealed the ruling of the District Court to the United States Court of Appeals for the Federal Circuit. An unfavorable outcome for us is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      As of September 30, 2002, a dividend in the amount of 1,368,767 shares of Series B Preferred Stock has accrued, but has not been declared to the holders of our Series B Preferred Stock. In addition, interest has continued to accrue on the amount outstanding under the Grid Note. As a result, the number of shares of Series B Preferred Stock that Landmark may acquire by applying the principal and interest outstanding under the Grid Note to the purchase price for the stock has increased.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      At September 30, 2002, we were not in compliance with certain financial covenants of the Senior Secured Loan. The following is a list of the significant defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement, and therefore under the Grid Note (described below), as the Senior Secured Loan and Grid Note have cross-default provisions and are cross-collateralized:

..     Our failure to achieve a prescribed amount of billings
      during the first, second and third quarters of 2002; and

..     Our failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities; and

..     Our failure to maintain a minimum ratio of total
      indebtedness over tangible net worth.

      Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, the Company has classified the Senior Secured Loan, including principal and the paid-in-kind interest which has been compounded on the principal balance, as currently payable as of September 30, 2002 in the amount of $5,479,483.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit 10.1 Amended and Restated Reimbursement Agreement, dated as of August 31, 2002, by and between CoolSavings, Inc. and Landmark Communica-tions, Inc.

            Exhibit 99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K:

            None.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                     COOLSAVINGS, INC.



Dated:  November 14, 2002            /s/ Matthew Moog
                                     ----------------------------
                                     Matthew Moog
                                     Chief Executive Officer and
                                     President
                                     (Duly Authorized Officer)



Dated:  November 14, 2002            /s/ David B. Arney
                                     ----------------------------
                                     David B. Arney
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                CERTIFICATIONS
                                --------------


I, Matthew Moog, President and Chief Executive Officer of CoolSavings, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of CoolSavings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002              /s/ Matthew Moog
                                     -----------------------------------
                                     Matthew Moog
                                     President & Chief Executive Officer

I, David B. Arney, Chief Financial Officer of CoolSavings, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-Q of CoolSavings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002              /s/ David B. Arney
                                     -----------------------------------
                                     David B. Arney
                                     Chief Financial Officer