Form 10-K
period 2002-12-31
COOLSAVINGS INC
filed 2003-03-24
CIK 1087875

FORM 10-K
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              (Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ]

     As of June 30, 2002 (the end of the Registrant's most recently completed second fiscal quarter), the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (assuming for this purpose that executive officers, directors and 10% stockholders that are affiliates) was approximately $707,088, based on the closing sales price of $0.05 on such date. As of March 1, 2003, there were 39,093,660 shares of the Registrant's common stock issued and outstanding.

                           COOLSAVINGS, INC.

                        Form 10-K Annual Report
                  Fiscal Year Ended December 31, 2002

                           TABLE OF CONTENTS


                                                             Page
                                                             ----

PART I

Item 1.   Business. . . . . . . . . . . . . . . . . . . . .     4

Item 2.   Properties. . . . . . . . . . . . . . . . . . . .    23

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . .    24

Item 4.   Submission of Matters to a Vote of
          Security Holders. . . . . . . . . . . . . . . . .    25


PART II

Item 5.   Market for the Company's Common Equity and
          Related Stockholder Matters . . . . . . . . . . .    26

Item 6.   Selected Financial Data . . . . . . . . . . . . .    27

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . .    30

Item 7A.  Quantitative and Qualitative Disclosures
          about Market Risk . . . . . . . . . . . . . . . .    46

Item 8.   Financial Statements and Supplementary Data . . .    47

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure. . . . . .    85


PART III

Item 10.  Directors and Executive Officers of the Registrant   85

Item 11.  Executive Compensation. . . . . . . . . . . . . .    89


Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters. .    92

Item 13.  Certain Relationships and Related Transactions. .    99

Item 14.  Controls and Procedures . . . . . . . . . . . . .    99


PART IV

Item 15.  Exhibits, Financial Statement Schedule and
          Reports on Form 8-K . . . . . . . . . . . . . . .   100


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .   101

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . .   103

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Statements in this annual report regarding our business that are not historical facts, including the statements under "Business-Overview" and other statements regarding our expectations, beliefs, hopes, intentions or strategies, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where possible, we have identified such forward-looking statements by use of words such as "forecast," "believe," "expect," "intend," and similar expressions. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this annual report, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, such forward-looking statements. These risks, uncertainties and other factors include, without limitation, our ability to obtain additional debt and/or equity financing, the uncertainties related to our unproven business model in a rapidly evolving marketplace, our ability to protect our patents, trademarks and proprietary rights and the other factors described under "Item 1. Business
- Risk Factors". Except as expressly required by the federal securities laws, we undertake no obligation to update or revise any forward-looking statements as a result of new information, future events or developments, changed circumstances or any other reason.

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

                                PART I

ITEM 1.  BUSINESS

OVERVIEW

     CoolSavings is an online direct marketing and media company with a database of more than 24 million registered households. We help marketers reach their target consumers by leveraging our broad distribution network, sophisticated analytics and proprietary technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. Utilizing a growing database of registered consumers, we supply marketers with a single resource for accessing and engaging a dynamic group of shoppers. Through our customized, integrated direct marketing and media products, advertisers can target a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, trial offers, samples, sales notices, and sweepstakes, to promote sales of products or services and drive customers into brick-and-mortar stores or online web sites. In addition, our proprietary database technology tracks consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with an unprecedented breadth of sophisticated consumer data from which to make smarter marketing decisions.

     Our web site, coolsavings.com, offers consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including brick-and-mortar retailers, online retailers, consumer packaged goods manufacturers, travel and financial service providers. In the last 18 months, we have broadened our offerings to provide advertisers with the means of distributing promotional offers to consumers at the advertisers' own web sites, via an Internet distribution network and through direct mail. Using our proprietary technology, advertisers are able to market to their own consumers by providing to them printable coupons directly from the advertiser web sites, via e-mail and online advertising banners. In 2002, we developed and launched the CoolSavings Marketing Network, an Internet distribution network for our advertisers to distribute promotional offers to visitors of our network partners' web sites. Also in 2002, we launched a cooperative direct mail service. This service targets registered CoolSavings members who are highly active shoppers and proven direct mail responders.

     We were incorporated as Interactive Coupon Marketing Group, Inc. in Michigan in December 1994. In November 1998, we changed our corporate name to coolsavings.com inc. In September 2001, coolsavings.com inc. merged with and into CoolSavings, Inc., a Delaware corporation which was then its wholly owned subsidiary. Currently, we operate as one business segment.

     Beginning in 2001, we entered into a series of transactions with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") whereby Landmark made loans to and equity investments in our Company. This series of transactions, (collectively, the "Landmark Transaction") resulted in a change in control of our Company. Landmark's principal business interests are in the media industry, and it owns and operates entities engaged in newspaper and other print publishing, television broadcasting and cable television programming services. Landmark has experience in building value and improving operating, marketing and financial performance in companies that it owns or controls.

THE COOLSAVINGS SOLUTION

     Our web site and marketing network offer convenient and personalized incentives for goods and services from a broad range of advertisers, including national brick-and-mortar chains, consumer packaged goods manufacturers, large consumer service providers, and online retailers. We offer a wide array of promotional services for advertisers including printed and electronic coupons, personalized e-mails, rebates, samples, trial offers, sales notices, gift certificates, and banner advertisements. Additionally, our advertisers can reach consumers via our direct mail product or through promotion on our marketing network.


BENEFITS TO COOLSAVINGS ADVERTISERS

     The benefits to advertisers of using CoolSavings include:

     . Access to a large audience of qualified, receptive shoppers. Advertisers are able to reach millions of active shoppers who visit our web site or the web sites of our marketing network partners looking for shopping values, and who are willing to provide demographic data about themselves and others in their households. Advertisers can reach our database of consumers electronically or through traditional direct mail.

     . Cost-effective performance. We believe we provide advertisers with a cost-effective solution for customer acquisition and retention. Unlike most other direct marketing providers, we can test creative elements of a campaign for effectiveness with results available in days. We can quickly learn from each campaign, regardless of the promotions used, how to make future campaigns more effective, to re-target responding members with more focused offers and to convert new customers into loyal customers. Our advertisers are able to target information about ongoing sales promotions and events to the appropriate customers at the appropriate times and make rapid improvements to those efforts.

     . Insight into shopping behavior. Most advertisers have only limited means of tracking their customers' preferences and behavior. With our member's permission, we acquire information from the initial member registration, from each visit by a member to our web site, or in response to an email offer. As a result, we have rich data that we can analyze to provide insight into the interests and preferences of an advertiser's customers. Advertisers can leverage our consolidated database to find predictive correlations that can lead to more effective targeting, regardless of the types of promotions used. This information can be used by our advertisers to acquire new customers with appropriate incentives, refine follow-on promotions and identify co-promotion opportunities.

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

     . Multiple distribution vehicles. Advertisers can reach our millions of registered members via promotions at our web site, through our marketing network, in cooperative mailings with other advertisers, or directly with their own consumers by licensing our proprietary technology for use at their own web sites.

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

     . Enhance member profiles. As we make available additional promotional offers and services on our web site and through e-mail, we can tailor online promotions to specific members.
           As our members use our site and respond to advertiser promotions, we continually enrich our database and develop deeper data for predictive modeling and targeting purposes. We plan to continue upgrading our tracking and data mining tools to provide additional insight into member interests and shopping preferences.

     . Develop third-party relationships. We intend to continue to pursue relationships to further build our brand, expand our reach to consumers and advertisers and enhance our services.

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

     The coolsavings.com web site is a fast, easy to use experience for finding coupons and special offers from brands and stores. To use our service, consumers register with us, provide demographic data about themselves, their household and shopping interests, and choose whether to receive our direct e-mails. We track our members' page views of and responses to promotions in our member database. With an advertiser's cooperation, we can also track the redemption of incentives.

     The promotional services that we provide our advertisers include:

     . CoolOffers. Online and offline businesses can deliver incentive offers, including printed and electronic coupons, rebates, sales notices and gift certificates, to targeted segments of our member base via our web site and our targeted e-mail programs.

     . Solo Targeted and Direct E-Mail. Our members can elect to receive periodic e-mails notifying them of offers that may be of personal interest. This allows us to send targeted e-mails to these members on the basis of their demographic profiles and shopping preferences. The e-mails are targeted either through pre-selected criteria, our Select Response customized survey questions, or using customized models we develop for particular campaigns. Member permission is at the heart of our e-mail program. Therefore, promotional e-mail is only sent to registered members who have opted-in to receive them. In addition, we may allow a marketer to send direct mail campaigns to our member data file.

     . Coupon Technology. Clients with a need to offer secure, trackable print-at-home coupons may do so by licensing the use of our Coupon Technology ASP Solution. This allows the client to offer an electronic coupon on their website, through their e-mails, or through their electronic advertisements. We provide the technology, reporting, tracking and production services to the client.

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

     . Direct Mail. We provide advertisers an additional communi-cation channel by combining postal and e-mail communications in convergent campaigns. Refreshed monthly with new names, our postal list currently includes more than 10 million consumers that have opted in to receive special offers.

     ANALYTIC AND RESEARCH SERVICES

     By analyzing individual, demographic and correlative information in our database, we provide advertisers several methods to gain insight into our members' preferences. We can also apply our analytic infrastructure to analyze the databases of our advertisers upon their request. We use sophisticated data mining tools to help our advertisers execute effective promotional campaigns, and we use the collected information to create predictive models to make future targeting even more effective. Using e-mail, we can also contact and survey members who have responded to a specific offer.


SALES AND MARKETING

     We have built a sales organization dedicated to developing and maintaining close relationships with advertisers and advertising agencies. Our sales force is organized into four regions to effectively manage the breadth and diversity of our 350 key strategic advertisers, manufacturers and agencies. We intend to continue to optimize these relationships and expand our reach into five vertical industry segments: financial services, retail, personal and professional services, media and entertainment, and consumer packaged goods and manufacturing.

     Our marketing department is dedicated to promoting the CoolSavings brand, acquiring members for our service, and initiating product and service improvements that meet the needs of our members and advertisers.
In the past, to attract members and increase brand awareness, we have used a variety of advertising methods, including a national offline branding campaign that included television, print, outdoor media and radio. Currently and historically, we have made heavy use of online advertising consisting of online banner advertisements on high-traffic web sites such as portals and search engines. We also have developed network affiliate programs in which other companies send consumers to the CoolSavings web site and receive a fee per each resulting member registration. Some of our advertisers provide links from their own web sites that click through to offers on CoolSavings.


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

     . CoolSavings Coupon Manager, our software program that produces high-quality coupons and other secure certificates on a member's personal computer printer for in-store or mail-in use; and

     . our proprietary administration software, SavingsCenter, which we and our advertisers use to create and target our clients' offers.

     Our system has been designed around industry-standard architecture and is designed to provide availability 24 hours-a-day, seven days-a-week. Occasionally in the past, we have disconnected our servers to make upgrades or maintenance checks on our system. Our system has been available to the public approximately 99.7% of the time since our launch in 1997.

     Our web servers and the database behind our system, as well as our data mining servers, are located at the Exodus Communications data center in Oak Brook, Illinois. Currently, all site traffic is directed to the Exodus system, and we maintain a fully redundant version of our entire system at our Chicago headquarters.


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

     We regard the protection of our intellectual property, including our patents, copyrights, service marks, trademarks, trade dress and trade secrets, as important to our future success. We rely on a combination of these intellectual property rights and contracts to protect the services we have created and our competitive position in the marketplace. We have generally entered into confidentiality and invention assignment agreements with our employees and contractors. Where we have considered it necessary, we have required nondisclosure agreements with our suppliers and advertisers in order to protect confidential information about our business plans and technology. Despite these precautions, these arrangements and the other steps which we have taken may not protect our trade secrets or prevent another company from copying important parts of our service. While we have registered our trademarks and service marks in the U.S. and other countries, protection of these marks may not be available in every country where we may do business. See "Item 3. Legal Proceedings" for further discussion.


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

     .     membership size and demographics;

     .     ability to source and activate members;

     .     frequency of use and consumer response rates;

     .     technological expertise; and

     .     general demand for online marketing services.

     We believe we are well-positioned to compete in our market as a result of the breadth and sophistication of our services, the size and demographics of our member audience, our experienced workforce, our proprietary technology and our established brand recognition.

     We face competition from traditional direct marketers, including leading distributors of traditional coupons by mail or newspaper inserts and from companies offering affinity rewards tied to responses to advertisements. A leading distributor of traditional newspaper-insert coupons, which has significant existing relationships with advertisers such as consumer packaged goods companies, has begun to compete against us directly by delivering their promotions over the Internet. We compete with other web sites, portals and advertising networks, as well as traditional offline media such as television, radio and print, for a share of advertisers' total advertising budgets and for consumers' attention.

     We also encounter competition from a number of other sources, including content aggregation companies, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate Internet advertising.


EMPLOYEES

     As of March 1, 2003, we had 108 full-time employees, 39 of whom were engaged in technology and product development, 35 in sales and marketing, 15 in client and member services and 19 in finance, administration and operations. We have never had a work stoppage and our employees are not covered by any collective bargaining agreement. We consider our relations with our employees to be good.


AVAILABLE INFORMATION

     We maintain an Internet web site at http://www.coolsavings.com that includes a hypertext link to the Securities and Exchange Commission's (SEC) web site (http://www.sec.gov) where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Alternatively, all materials that we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information related to the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.


RISK FACTORS

     You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.

     WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

     At December 31, 2002, we had $4.9 million of cash and cash equivalents. We are in default under the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement") with Landmark. The entire loan plus accrued interest, totalling $5.7 million at December 31, 2002, is immediately due and payable at the option of Landmark. Secondly, Landmark could redeem its holding of $23.1 million of our Series B Preferred Stock as of December 31, 2002 at any time. Although Landmark has funded our recent cash needs, Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain continuing financing, we may be unable to operate our business.

     We have received a report from our independent auditors for our fiscal year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they issued their report, we did not have access to sufficient committed capital to meet our anticipated needs for at least the next 12 months. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET
LOSSES

     We incurred net losses of $8.3 million in 2002, $29.2 million in 2001 and $39.2 million in 2000. As of December 31, 2002, our accumulated deficit was $97.9 million. We expect to continue to incur net losses through 2003. We may not be able to achieve or sustain profitability in the future.

     OUR UNPROVEN BUSINESS MODEL MAKES IT DIFFICULT TO EVALUATE OUR
BUSINESS

     We launched our web site in February 1997, and operate in a market that continues to change. We face risks, uncertainties, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets, including the Internet advertising and direct marketing markets. To address these risks and uncertainties, we must, among other things:

     . maintain relationships with existing advertisers and attract additional advertisers;

     . attract members who actively and repeatedly take advantage of our offers and who make purchases, request information and otherwise interact with our advertisers;

     .     attract, integrate, motivate and retain qualified personnel;

     .     enhance our brand recognition;

     .     develop new promotions and services;

     . continue to upgrade and develop our systems and infrastructure to accommodate growth in membership and service enhancements;

     . anticipate and adapt to the evolving Internet advertising and direct marketing markets and changes in advertisers' promotional needs and policies;

     .     maintain and defend our intellectual property rights; and

     .     respond to changes in government regulations.

     We may not be successful in accomplishing these objectives. Further, we may not be able to generate or secure the necessary funding to achieve these objectives. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     OUR COMMON STOCK IS VOLATILE, HAS LIMITED PUBLIC LIQUIDITY AND MAY LEAD TO LOSSES BY INVESTORS AND RESULT IN SECURITIES LITIGATION

     Our common stock currently trades on the OTC Bulletin Board (OTCBB). Stockholders may have difficulty buying and selling our stock on the OTCBB. Since the OTCBB is a broker driven marketplace, we are dependent on professional market makers to facilitate trading of our stock on the OTCBB. If market makers do not register to trade our stock on the OTCBB, stockholders may not have a public market for the purchase and sale of our securities.

     The market price of our common stock has been volatile and may be subject to wide fluctuations. Since our public offering in May 2000, the per share price of our common stock has fluctuated from a high of $7.13 per share to a low of $0.03 per share. Factors that might cause the market price of our common stock to fluctuate include, without limitation:

     .     quarterly variations in our operating results;

     . operating results that vary from the expectations of securities analysts and investors or from our own forecasts;

     . interpretation of the effect of our Series B Preferred Stock and Series C Preferred Stock on our overall capital structure;

     . changes in expectations as to our future financial performance, including our own forecasts and financial estimates by securities analysts and investors;

     .     changes in market valuations of other Internet companies;

     . changes in governmental regulation of the Internet or Internet advertising, including any governmental inquiry of another Internet company;

     .     loss of major advertisers;

     . resolution of our pending or future patent litigation or other changes in the status of our intellectual property rights;

     .     pursuit of significant claims or legal proceedings against us;

     . announcements of technological innovations or new services by us or our competitors;

     . announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments;

     .     changes in our liquidity position;

     .     changes in key personnel;

     . future sales of our common stock, including sales of common stock acquired upon conversion of our Series B Preferred Stock;

     . announcements of material events related to outstanding loans to us; and

     .     volatility in the equity markets.

     The market prices of the securities of Internet-related and technology companies are often highly volatile and subject to wide fluctuations that bear little relation to actual operating performance of these companies. Also, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Any securities class action litigation involving us likely would result in substantial costs and a diversion of senior management's attention and resources, and likely would harm our stock price.

     WE DERIVE MOST OF OUR REVENUES FROM CONTRACTS WITH OUR ADVERTISERS THAT MAY BE CANCELLED ON 30-DAYS NOTICE

     A majority of our current advertising contracts permit either party to terminate the contract upon 30-days advanced written notice. We may be unsuccessful in securing longer commitments. Some advertisers prefer short-term contracts because they use our service to promote limited-time promotional events or seasonal products and services. The possibility that our advertising contracts can be terminated on 30-days advance written notice makes it difficult for us to forecast our revenues. We may not be able to renew our existing contracts or attract new advertisers.

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

     WE DEPEND ON COMPELLING PROMOTIONAL OFFERS BY OUR ADVERTISERS

     Our members' usage of our services, and the resulting attractiveness of our service to advertisers, depends upon the quality of the promotional offers we deliver and our members' interest in them. In addition, under some of our advertising contracts, our revenues depend on members' responsiveness to specific promotions. We currently consult with our advertisers about the type and frequency of incentives they offer, but we cannot control their choice of promotions or their fulfillment of incentives. If our advertisers' promotional offers are not attractive to our members, we will not be able to maintain or expand our membership or generate adequate revenues based on the size of our membership or on the responses we produce. Moreover, if our members are not satisfied with the offers our advertisers make available to them or with the products or services they receive upon redemption of offers, their negative experiences might result in publicity that could damage our reputation, which would harm our efforts to attract and retain members and advertisers.

     WE DEPEND ON THE SUCCESSFUL INTRODUCTION OF NEW SERVICES AND FEATURES

     To retain and attract members and advertisers, we believe that we will need to continue to introduce additional services and new features on our web site. These new features and services may require us to spend significant funds on product development and on educating our advertisers and consumers about our new service offerings. New services and features may contain errors or defects that are discovered only after introduction. Correcting these defects may result in significant costs, service interruptions, loss of advertisers' and members' goodwill and damage to our reputation. In addition, our successful introduction of new technologies will depend on our advertisers' ability to adapt to using these technologies, over which we have no control. If we introduce a service or feature that is not favorably received, our current members may use our web site and other services less frequently, our existing advertisers may not renew their contracts, and we may be unable to attract new members and advertisers.

     WE MUST BE ABLE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH
OPERATORS OF OTHER WEB SITES TO ATTRACT NEW MEMBERS

     We advertise on third-party web sites using banner advertisements to attract potential new members. Competition for banner and sponsorship placements on the highest traffic web sites is intense, and we may not be able to enter into these relationships on commercially reasonable terms, or at all. Even if we enter into or maintain our current relationships with other web site operators, those sites may not attract significant numbers of users or increase traffic to our web site.

     INTELLECTUAL PROPERTY LITIGATION AGAINST US CONTINUES TO BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

     We expect that, as the number of services and competitors in Internet advertising and direct marketing grows, we will be increasingly subject to intellectual property infringement, unfair competition and related claims against us. Third parties may also seek to invalidate our United States Patents, No. 5,761,648, entitled "Interactive Marketing Network and Process Using Electronic Certificates" and No. 5,855,007, entitled "Electronic Coupon Communication System." Currently, we are a defendant in two lawsuits filed by a competitor, each of which alleges that our technology or business methods infringe on the competitor's patent. The lawsuits seek, among other things, to prevent us from using methods that allegedly violate the competitor's patents. In addition, competitors have in the past, and may in the future, name our customers as defendants in these suits, which may cause these customers to terminate their relationships with us. Our efforts to defend these actions may not be successful. Our failure to prevail in this litigation could result in:

     . our paying monetary damages, which could be tripled if the infringement is found to have been willful;

     . an injunction requiring us to stop offering our services in their current form;

     . our having to redesign our technology and business methods, which could be costly and time-consuming, even where a redesign is feasible; or

     . our having to pay fees to license intellectual property rights, which may result in unanticipated or higher operating costs.

     Because of the ongoing technical efforts of others in our market and the relatively recent introduction of our technology, we may continue to be involved with one or more of our competitors in legal proceedings to determine the parties' rights to various intellectual property, including the right to our continued ownership of our existing patents. Our failure to prevail in these proceedings could harm our business. See "Item 3 - Legal Proceedings"

     We cannot predict whether other third parties will assert claims of infringement or similar charges against us, or whether any past or future claims will harm our business. We believe that participants in our market increasingly are attempting to obtain patent protection for their business methods. We cannot predict when or if patents will result from these efforts, or whether any of these third parties' patents will cover aspects of our business. The details of currently pending United States patent applications are not publicly disclosed until either the patent is issued or 18 months from filing, depending on the application filing date. Any third-party claim, with or without merit, could be time-consuming, result in costly litigation and damages, cause us to reduce or alter our services, delay or prevent service enhancements or require us to enter into royalty or licensing agreements.

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

     PROTECTING OUR PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS MAY BE COSTLY AND MAY DISTRACT OUR MANAGEMENT

     We regard the protection of our patent rights, copyrights, service marks, trademarks, trade dress and trade secrets as important to our future success. However, the steps we take to protect these and other proprietary rights will be costly, may require significant management resources and may be inadequate. If the steps we take are not adequate, we may lose license revenues, and potential competitors may be more inclined to offer similar products and services. Either of these possibilities could harm our business.

     PATENTS

     Although we have two issued United States patents and several pending United States and foreign patent applications directed to different aspects of our technology and business processes:

     . our United States patents and any other patent we may obtain could be successfully challenged by third parties, which could limit or deprive us of the right to prevent others from exploiting the electronic certificate issuing and processing method or other inventions claimed in our current or future patents;

     . current and future competitors could devise new methods of competing with our business that are not covered by our issued patents or any other patents we may obtain, or against which our issued patents and any other patents we may obtain may be ineffective;

     . our pending patent applications may not result in the issuance of patents;

     . our ability to receive royalties for use of our patents by third parties may be limited; and

     . a third party may have or obtain one or more patents that cause specific aspects of our business to be restricted or that require us to pay license fees.

     We cannot predict how United States laws and court decisions may impact our proprietary rights. Any such impact would need to be assessed in the context of a particular situation. We are also uncertain whether countries other than the United States will grant patents for inventions pertaining to Internet-related businesses, or as to the extent of protection those foreign patents would afford if issued. As in the United States, the legal standards applied abroad for intellectual property in Internet-related businesses are evolving and unproven. Any ruling or legislation that reduces the validity or enforceability of our patents may seriously harm our business.

     We presently have one lawsuit pending against a company we believe has infringed on our patents. We believe that we have settled that lawsuit, and the court in that case issued an initial report and recommendation concurring with our belief and specifying proposed settlement terms. That initial report and recommendation has been appealed by the defendant to the Federal Circuit, and is awaiting disposition. This litigation has been costly, and, if the above described settlement is not finalized, the lawsuit may continue over the course of several years. The outcome of this lawsuit, as well as any other lawsuits we may file, may not be favorable to us. We may not prevail and prevent others from infringing on our patents and using our proprietary rights. Furthermore, one company we sued and an affiliate of that company have filed two separate lawsuits against us seeking damages or to prevent us from using features of our system or business. Both companies in the above described lawsuits are taking steps in the United States Patent and Trademark Office to contest our patent rights. On May 2, 2000, the United States Patent and Trademark Office granted the request for re-examination of our Patent. Therefore, our United States Patent No. 5,761,648, "Interactive Marketing Network and Process Using Electronic Certificates" (the "'648 Patent") will be re-examined. The re-examination may result in the '648 Patent being narrowed in scope or declared invalid.

     We expect that, like other participants in our market, we will increasingly be subject to infringement claims as the number of services and competitors in our industry segment grows. Any infringement claim, regardless of its merit, could be time-consuming, result in costly litigation, cause service modifications or delays or require us to enter into royalty or licensing agreements. Licenses for third party patents might not be available on terms that are acceptable to us, or at all.

     TRADEMARKS, COPYRIGHTS AND TRADE SECRETS

     We rely on a combination of laws and contractual restrictions to establish and protect our proprietary rights. The contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or deter independent third-party development or use of similar intellectual property. In addition, we have registered and have applied for registration of trademarks and service marks in the United States and in other countries. However, our pending registrations might not be issued and our registered marks may not prevent others from using similar marks.

     DOMAIN NAMES

     We currently hold the Internet domain name coolsavings.com, as well as various other related names. The requirements for holding domain names could change. As a result, we may not acquire or maintain the "coolsavings.com" domain name in the United States or all of the countries in which we wish to conduct business in the future. This could impair our efforts to increase brand recognition and to increase traffic to our web site. We also could be subject to disputes over our ownership of our domain names, which could be costly and disruptive.

     LICENSES

     As of March 1, 2003, we have granted licenses to eight competitors under our patent, several on the condition that they restrict their coupon distribution in ways acceptable to us. Several of these license agreements involve the payment to us of royalties or license fees. Total revenues generated under these licenses for 2002 were $0.3 million. If the nature or scope of the licenses were disputed, we would need to institute proceedings to enforce our rights under these agreements or under our patent. In that case, if we did not institute proceedings to enforce our rights, or if we did not succeed in such proceedings, then our license revenues could decrease substantially or entirely.

     WE MAY LOSE BUSINESS OR INCUR LIABILITIES TO OUR ADVERTISERS DUE TO UNCERTAINTIES OR INACCURACIES IN OUR DATABASE INFORMATION

     It is important to our advertisers that we accurately record our members' demographics, and track our delivery of offers and advertisements and, in some instances, redemptions of incentives that are offered to our members. If the systems we have developed to record information about our members' demographic profiles, usage of our web site and other member information do not perform as intended, we may not be able to accurately evaluate our members' household characteristics or the success of an advertiser's promotional campaign. We rely on the accuracy of the demographic, income and other information provided by our registering members. If advertisers perceive our tracking and evaluations to be unreliable or if our members' self-reported information proves to be inaccurate, we may lose current and potential advertisers, suffer erosion in our advertising rates or face disputes over proper advertising charges.

     FAILURE TO PROMOTE AND PROTECT OUR BRAND WILL HARM OUR BUSINESS

     We believe that strengthening our brand will be increasingly important because our market is competitive and has low barriers to entry. Our ability to promote and position our brand depends on the success of our marketing efforts and whether we can provide high quality services that motivate our members to use our services. If our brand enhancement strategy is unsuccessful, our business will be harmed.

     WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS

     The market for e-marketing services is new, rapidly evolving and intensely competitive. Barriers to entry for companies in our market are low, and current and potential competitors can launch new web sites and e-marketing services at relatively low cost.

     Many of our current and potential competitors have longer operating histories, greater brand recognition, larger customer or user bases, and significantly greater financial, marketing, technical and other resources than we do. In addition, our competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Therefore, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. They may also try to attract advertisers by offering free services. Increased competition may cause us to lose brand recognition and market share and could otherwise harm our business.

     OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN HIGHLY SKILLED
PERSONNEL MAY SERIOUSLY HARM OUR BUSINESS

     Our future success depends on the continued services of our senior management and other key sales and technical personnel, particularly Matthew Moog, our President and Chief Executive Officer, David Arney, our Chief Financial Officer, John J. Adams, our Chief Operating Officer, Ken Treske, our Chief Marketing Officer, Charlie Kingery, our Senior Vice President of Sales, and David Desser, our Vice President of Business Affairs and General Counsel.

     Our future success also depends on our ability to identify, attract, retain and motivate highly skilled employees. Competition for the best employees in our industry remains intense. We have occasionally encountered and may continue to encounter difficulties in hiring and retaining highly skilled employees, particularly qualified software developers for our web site and database systems. We may be unable to retain our key employees or identify, attract, assimilate or retain other highly qualified employees in the future.

     OUR REPUTATION AND BUSINESS COULD BE DAMAGED IF WE ENCOUNTER SYSTEM INTERRUPTIONS OR CAPACITY LIMITATIONS

     We seek to generate a high volume of traffic and transactions on our web site. Our database must also handle a large volume of member data and information about members' usage of our web site. The satisfactory performance, reliability and availability of our web site, database systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of members. Our revenues depend on promotional offers being readily available for members and our ability to process their coupon downloads, e-mail responses or other transactions on our web site. Any system interruptions that result in the unavailability of our service or reduced member activity would impair the effectiveness of our service to advertisers. Interruptions of service may also inhibit our ability to attract and retain members, which in turn will hinder our sales and marketing efforts. We have experienced periodic system interruptions, which may occur from time to time in the future.

     Additionally, acts of sabotage, known as denial of service attacks, on prominent, high traffic web sites have caused extended interruptions of service on those web sites. Like other operators of web sites, we could also face system interruptions or shutdowns as a result of a denial of service attack.

     A substantial increase in rate of traffic on our web site will require us to expand and upgrade our technology, processing systems and network infrastructure. Any unexpected upgrades could be disruptive and costly. In addition, our existing systems may encounter unexpected problems as our member base expands. Our failure to handle the growth of our databases could lead to system failures, inadequate response times or corruption of our data. We may be unable to expand and upgrade our systems and infrastructure to accommodate this growth in a timely manner. Any failure to expand or upgrade our systems could damage our reputation and our business.

     Furthermore, the increased use of the Internet has caused frequent interruptions and delays in accessing and transmitting data over the Internet. If the use of the Internet continues to grow rapidly, the Internet's infrastructure may not continue to support the demands placed on it, and its performance and reliability may decline. Interruptions or delays in Internet transmissions may disrupt our members' ability to access advertisers' offers on our web site and our ability to send targeted e-mails. We also rely on web browser technology to create and target promotional offers. If access to these web-based systems is interrupted, our ability to disseminate new offers will be impaired, which could cause lost revenues or disputes with our advertisers.

     WE RELY ON THIRD-PARTY SERVICE AND EQUIPMENT PROVIDERS, AND ANY DISRUPTION OR FAILURE IN THE SERVICES OR THE COMPUTER HARDWARE THEY PROVIDE WILL HARM OUR BUSINESS

     We rely on a third-party service provider to provide access to our web site and support its operation. Our web site infrastructure is co-located at the suburban Chicago facility of Exodus Communications, Inc. which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 2001 and was acquired by Cable and Wireless PLC in February 2002. Our support arrangement with this provider is for a term of one year and may be canceled on 30 days notice in certain circumstances. In the event this arrangement is terminated, we may not be able to find alternative service providers on a timely basis, on terms acceptable to us or at all. In addition, we rely on software licenses from third parties. If these licenses are terminated or if such software is no longer supported by its manufacturer, we may not be able to find and install satisfactory alternate software on a timely basis, on terms acceptable to us or at all.

     Our success and our ability to attract new members and motivate our members to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system, as well as the servers we use to perform data analysis, are currently located at Exodus, a Cable and Wireless Service data center in Oak Brook, Illinois. Currently, all site traffic is directed to the Exodus system and we maintain a redundant version of our entire system at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, and other natural disasters. In addition, the backup system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in or degradation of our services. Our business interruption insurance may not adequately compensate us for resulting losses.

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

     WE DEPEND ON INTERNET SERVICE PROVIDERS TO DELIVER OUR E-MAIL
TRANSMISSIONS

     We send e-mail messages on behalf of advertisers to our members who have requested to receive e-mail from us; we also assemble and transmit e-mail newsletters to our members which contain promotions from multiple advertisers. In order for our members to receive our e-mails, we depend on Internet Service Providers (ISPs) to accept and deliver those messages to our members.

     Due to the proliferation of unsolicited e-mail, many ISPs are developing technologies to limit or eliminate the delivery of unsolicited e-mail to their members. Although we send e-mail only to those members who specifically have requested we do so, the technologies being developed or currently in use may not respect the choice made by our members. We, along with others in the industry that send e-mail, have at various times experienced the failure of an ISP to deliver e-mails to their customers who also are our members.

     Many of our members use an e-mail service provided by one of the relatively small number of large ISPs. If one or more of those ISPs fails to deliver our e-mail transmissions, our inability to communicate with those members could harm our business. In such a circumstance, we may not be able to send the volume of e-mail requested by an advertiser. Additionally, our inability to communicate with those members may cause them to stop visiting our web site. If our database of e-mail addresses shrinks materially as a result of the failure of one or more ISPs to deliver our e-mail, advertisers may be less willing to purchase our e-mail products and services.

     WE MAY BE SUBJECT TO CLAIMS OR REGULATORY INVESTIGATIONS AS A RESULT OF OUR DATA ANALYSIS ACTIVITIES

     The information in our database is an integral part of our business. We do not sell member identifying information to third parties without the consent of the member. Furthermore, we send our e-mail notices and newsletters to members who have elected to receive them. Some people who receive promotions from us may be unhappy that we contacted them. In addition, we provide advertisers with aggregate information regarding member demographics, shopping preferences and past behavior. Our use of this aggregated information may cause dissatisfaction among our members or otherwise lead to negative publicity. There has been substantial publicity, governmental investigations and litigation regarding privacy issues involving the Internet and Internet-based advertising. To the extent that our data mining and/or other activities conflict with any privacy protection initiatives or if any private or personally identifiable information is inadvertently made public, we may become a defendant in lawsuits or the subject of regulatory investigations relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, our members. Litigation and regulatory inquiries of these types are often expensive and time consuming, and their outcome is uncertain. We may need to spend significant amounts on our legal defense, and senior management may be required to divert its attention from other aspects of our business. Furthermore, a judgment or decree may be entered against us which could require us to pay damages or to make changes to our present and planned products or services.

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

     Our employees may make errors in posting our advertisers' promotions.

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

     WE MAY BE HARMED IF OUR ADVERTISERS FAIL TO HONOR THEIR PROMOTIONS ON OUR WEB SITE OR TO COMPLY WITH APPLICABLE LAWS

     Our success depends largely upon retailers honoring our electronic and printed coupons and upon advertisers reliably delivering and accurately representing the listed goods and services. We have occasionally received, and expect to continue to receive, complaints from our members about retailers' failure to honor our coupons or about the quality of the goods and services featured in our promotions. These complaints may be accompanied by requests for reimbursement or threats of legal action against us. Any resulting reimbursements or related litigation could be costly for us, divert management attention, or increase our costs of doing business. In addition, our advertisers' promotion of their goods and services may not comply with federal, state and local laws. Our role in facilitating advertisers' sales activities may expose us to liability under these laws. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our web site or business processes, discontinue some of our services or otherwise spend resources to limit our liability.

     WE DEPEND ON WIDESPREAD ACCEPTANCE OF ONLINE DIRECT MARKETING AND PROMOTIONS AND THE CONTINUED GROWTH OF ONLINE COMMERCE

     Our success depends on the continued growth and acceptance by both consumers and advertisers of online direct marketing and other promotional services available through the Internet. Although incentive promotions and direct marketing have been provided for many years through newspaper inserts, direct mailing and other conventional marketing and sales channels, they have only recently been offered on the Internet. Many of our current or potential advertising customers, particularly traditional offline businesses, have little or no experience using the Internet for advertising purposes, and may be reluctant to spend money on our services. As a result, we face a longer sales cycle when dealing with traditional offline businesses. At times, these sales cycles can last more than a year. In addition, some traditional retailers may not readily accept our computer-generated certificates as valid, in part because of their cashiers' lack of familiarity with them and the risk that these coupons can be counterfeited. The other services we offer, including the use of targeted e-mails to alert consumers to savings opportunities, also represent new marketing methods whose acceptance by consumers and advertisers is less certain than traditional marketing methods. Although we do not send unsolicited e-mail, commonly known as "spam," negative public perception associated with "spam" could reduce the demand for our services.

     In addition, we are dependent upon the continued growth of the Internet as a medium for commerce. Demand for services and products sold over the Internet is uncertain for a number of reasons, including concerns related to network reliability and poor performance. Furthermore, concerns about the security of transactions conducted on the Internet and consumer privacy may inhibit the growth of the Internet generally, and online commerce in particular. Any compromise of security involving Internet-based transactions could result in negative publicity and deter people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as registering for membership or purchasing goods and services. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and reduced usage of the Internet. If use of the Internet does not continue to grow, grows more slowly than expected or does not become a viable commercial marketplace, our business will suffer.

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

     FEDERAL, STATE AND LOCAL GOVERNMENTS MAY FURTHER REGULATE THE INTERNET, INTERNET ADVERTISING AND PRIVACY WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS

     The adoption or modification of laws or regulations relating to the Internet, Internet-based advertising and privacy, and the application of traditional legal principles to on-line activities, could harm our business. In particular, our business could be severely damaged by any regulatory restrictions on our collection or use of information about our members.

     Laws and regulations that apply to Internet advertising and communications and Internet users' privacy are becoming more prevalent. For example, the United States Congress and Federal Trade Commission have adopted laws and regulations regarding the online collection and use of information from children and the content of Internet communications, and various states regulate e-mail marketing and online privacy. However, even in areas where there has been some legislative action, the laws governing the Internet remain largely unsettled. There is no single government body overseeing our industry, and some existing state laws have different and sometimes inconsistent application to our business. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, taxation, determination of proper state jurisdiction taxation and the need to qualify to do business in a particular state, apply to the Internet, Internet advertising and online activities in general. Also, we have conducted trivia quizzes and other contests and sweepstakes on our web site, which may be subject to gaming and sweepstakes laws. Our attempts to comply with these laws may be inadequate, in part because the effect of these laws on our activities is often unclear. In addition, since our web site can be accessed from foreign counties, our business may be subject to foreign laws and regulations. Activities that may be acceptable in the United States may not be acceptable in foreign jurisdictions.

     We expect that regulation of the Internet and Internet advertising will intensify. New laws could slow the growth in Internet use and otherwise adversely affect the Internet as a commercial medium, which would harm our business. For example, a number of proposals to restrict the collection of information about Internet users and to tax Internet-based transactions are under consideration by federal, state, local and foreign governmental organizations. A three-year federal moratorium on new taxes on Internet access expired in October 2001, and was extended in November 2001 for two years. This moratorium does not preempt state tax laws; there is no federal law preempting the levy of state sales taxes to online e-commerce activities. The taxation of online transactions or other new regulations could increase our costs of doing business or otherwise harm us by making the Internet less attractive for consumers and businesses. The application of existing laws such as those governing intellectual property and privacy to the Internet and Internet advertising lends additional uncertainty to our business.

     Any application of existing laws and regulations to the Internet; new legislation or regulation that imposes stricter restrictions on privacy, consumer protection or advertising practices; any government investigation of our privacy practices or other business methods; or the application of laws from jurisdictions whose laws do not currently apply to us could:

     . create uncertainty in the marketplace that could reduce demand for our services;

     . limit our ability to collect and to use data from our members, which could prevent us from attracting and retaining advertisers;

     . result in expensive litigation, costly and disruptive efforts to respond to governmental investigations and burdensome fines or penalties;

     .     increase the cost of delivering our services to advertisers;

     . reduce the effectiveness of our targeted promotional services; or

     .     in some other manner harm our business.


     OUR SERIES B PREFERRED STOCKHOLDER HAS THE ABILITY TO EXERCISE SIGNIFICANT CONTROL OVER US WHICH MAY DETER THIRD PARTIES FROM ACQUIRING US

     The holder of our Series B Preferred Stock has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, pursuant to the terms of our Certificate of Incorporation, the Series B Preferred stockholder is entitled to designate not less than a majority of the Board of Directors of the Company. Among other limitations, without the approval of the holders of at least a majority of the outstanding shares of Series B Preferred Stock, we may not:

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

     . purchase, redeem or otherwise acquire for value any shares of our capital stock (with certain exceptions); or

     . authorize or issue equity securities or securities exercisable for or convertible into equity securities other than for cash and shares issuable upon conversion and exercise of securities outstanding on the date of issuance of the Series B Preferred Stock and shares issuable under our 2001 Stock Option Plan.

     These restrictions provide the holder of the Series B Preferred Stock with significant control over us and may discourage others from initiating potential merger or other change of control transactions. In addition, if the holder of the Series B Preferred Stock were to convert a portion of the Series B Preferred Stock and sell the common stock issued on conversion, the price of our common stock could decrease substantially.


ITEM 2.  PROPERTIES

     Our executive and operating offices are currently located in Chicago, Illinois, in a 48,373 square foot leased facility. We occupy 31,919 square feet, have sublet 6,119 square feet, and are attempting to sublet the remaining unoccupied space. The lease expires in 2010. In 2002, we terminated the lease agreement for 14,035 square feet of our office facility. We also lease 3,251 square feet of office space in San Francisco, California, pursuant to a lease that expires on July 31, 2005, and 3,078 square feet of office space in New York City, New York, pursuant to a lease that expires on June 30, 2005, each for use as a sales office.

ITEM 3.  LEGAL PROCEEDINGS

     On October 21, 1998, we instituted a lawsuit in the Northern District of Illinois against Catalina Marketing International, Inc. ("Catalina Marketing"), and its affiliate Supermarkets Online, Inc. for infringement of our '648 Patent seeking unspecified damages and a permanent injunction against further infringement. The defendants filed counterclaims alleging invalidity of our patent and sought unspecified damages and injunctive relief. In addition, on February 18, 2000, Catalina Marketing filed a request for re-examination of our '648 Patent with the United States Patent and Trademark Office, which request was granted on May 2, 2000. Therefore, our '648 Patent will be re-examined, which may result in the patent being narrowed in scope or declared invalid. On February 21, 2003, we settled this lawsuit and agreed to pay Catalina Marketing $0.4 million. The settlement dismissed all claims and counterclaims of the parties, including claims for attorneys' fees and expenses, with prejudice. The payment of this settlement was shared with a third party, resulting in a net expense to us of $0.2 million. We recorded this net expense as a charge to general and administrative expense in 2002.

     On November 15, 1999, Catalina Marketing filed a separate lawsuit against us in the United States District Court for the Middle District of Florida. The complaint alleges that our systems and methods infringe Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"), and seeks to enjoin us from further infringing its patent. The case was transferred to the U.S. District Court for the Northern District of Illinois, which ruled that we did not infringe the '041 patent. On May 8, 2002, the United States Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the U.S. District Court for the Northern District of Illinois. As a result of this ruling, this litigation is not concluded. The case has been remanded to the Northern District for further proceedings to determine whether we have any liability for infringement of the '041 patent. Discovery in this case is ongoing, and trial has been set for January 2004. We will continue to defend the action vigorously. An unfavorable outcome for us is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

     On February 12, 2000, Supermarkets Online, Inc., an affiliate of Catalina Marketing filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that our systems and methods infringe its United States Patent No. 6,014,634 (the "'634 Patent"), and seeks unspecified damages and injunctive relief. The lawsuit is currently stayed, except that fact discovery is permitted. This stay may be lifted at any time. We have filed with the Patent and Trademark Office a request for re-examination of the '634 patent, which request for re-examination was granted in March 2001. An unfavorable outcome for us is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses currently cannot be made.

     On August 23, 1999, we instituted a lawsuit in the Northern District of Illinois against Brightstreet.com, Inc. ("Brightstreet") for infringe-ment of the '648 Patent, seeking unspecified damages and a permanent injunction against further infringement. Brightstreet filed counterclaims alleging invalidity and unenforceability of our patent and seeking unspecified damages and injunctive relief. The parties agreed to a settlement of the lawsuit in open court on October 29, 2001. Subsequently, Brightstreet objected to the report and recommendation of the court that the written settlement agreement we presented most accurately reflected the agreement reached by the parties. On July 8, 2002, the United States District Court for the Northern District of Illinois fully adopted the report and recommendation of the Magistrate Judge concurring with our belief that the litigation had been settled, denied Brightstreet's objections to the report and recommendation, adopted the written settlement agreement we presented, and dismissed the case with prejudice. On
August 9, 2002, Brightstreet appealed the ruling of the District Court to the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). Both parties have submitted written positions to the Federal Circuit. A date for our argument has not been set by the Federal Circuit. An unfavorable outcome for us is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

     The foregoing pending lawsuits, while pending for at least three years, are nevertheless in the pre-trial discovery stage (except to the extent we may have reached a settlement in the Brightstreet lawsuit) and may not be resolved favorably to us. For example, we may not prevail and prevent others from using our proprietary rights. We may be required to alter or stop selling our services, or to pay costs and legal fees or other damages in connection with these cases and the various counterclaims that have been asserted against us, and our patents or future patents may be found invalid or unenforceable. Furthermore, additional counterclaims, separate lawsuits or other proceedings may be brought against us to invalidate our patents or force us to change our services or business methods.

     In October 2002, we received a demand for arbitration from Coupco, Inc. ("Coupco") relating to a dispute over our obligation to pay royalties under our Patent License Agreement with Coupco which was executed on April 6, 2000. We have opposed Coupco's demand and are currently investigating the factual and legal bases for Coupco's demand; however, we have recorded a charge in 2002 of $0.2 million for the full amount of the demand.

     In February 2003, we received notice of entry of an order by the United States Bankruptcy Court of the Northern District of California, Division 3 approving a Settlement Agreement and Mutual Release with Netcentives, Inc. (the "Settlement"). Pursuant to the Settlement, we recorded a gain of $0.3 million in our financial statements as a reduction of cost of revenues in 2002. In addition, the Settlement with Netcentives, Inc. released us from any past or future obligation of payments to Netcentives, Inc. We had recorded a charge of $0.3 million for unpaid service fees to Netcentives, Inc. in 2001. This charge was reversed against cost of revenues in 2002.

     Currently, we are also involved in other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

     We may be involved in additional litigation, investigations or other proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources, which in turn could harm our business and financial results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

                                PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

     Our common stock is traded on the OTC Bulletin Board under the symbol "CSAV.OB." From May 19, 2000 through November 20, 2001, our common stock was traded on the NASDAQ National Market under the symbol "CSAV." The following table presents the per share high and low close prices of our common stock for the periods indicated as reported by the OTC Bulletin Board or the NASDAQ National Market, as the case may be.

                                                    High       Low
                                                   -----      -----

Fiscal Year Ended December 31, 2002
     First Quarter 2002                            $0.18      $0.08
     Second Quarter 2002                            0.15       0.05
     Third Quarter 2002                             0.13       0.03
     Fourth Quarter 2002                            0.16       0.06

Fiscal Year Ended December 31, 2001
     First Quarter 2001                            $1.94      $0.42
     Second Quarter 2001                            0.52       0.28
     Third Quarter 2001                             0.42       0.15
     Fourth Quarter 2001                            0.25       0.05

     On March 1, 2003, the closing sales price of our common stock was $0.30, and our common stock was held by approximately 1,800 holders of record.

     We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operation of our business. Accordingly, we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

     The holders of the Series B Preferred Stock are entitled to receive
8% per annum "in-kind" stock dividends. As of December 31, 2002, 1,822,567 shares of Series B Preferred Stock were issuable with respect to accrued, but not declared, dividends. Dividends are declared quarterly on January 1, April 1, July 1, and October 1.


RECENT SALES OF UNREGISTERED SECURITIES

     During the fourth quarter of 2002, we issued and sold unregistered securities in the amounts, at the times and for the aggregate amounts of consideration listed as follows:

     Under a securities purchase agreement dated November 12, 2001 between us and Landmark (the "Securities Purchase Agreement"), Landmark was granted the right to purchase additional shares of Series B Preferred Stock at $0.1554 per share (the "Landmark Shortfall Rights") upon the occurrence of certain events (the "Shortfall Events"). As a result of our failure to maintain current assets at levels specified in the Securities Purchase Agreement, a Shortfall Event occurred as of June 30, 2002. On October 24, 2002, Landmark exercised its Landmark Shortfall Rights under the Securities Purchase Agreement with respect to such Shortfall Event for 17,825,212 shares of Series B Preferred Stock and paid us $2.8 million ($0.1554 per share). The Series B Preferred Stock has certain conversion rights and has an 8% annual dividend, payable quarterly in additional shares of Series B

Preferred Stock. As a result of defaults under an amended and restated senior secured loan and security agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement"), Landmark may at its option require us to redeem all of the issued and outstanding Series B Preferred Stock at any time.

     In December 2002, at our request, Landmark applied the $8.8 million of principal and $0.7 million of accrued interest then outstanding under a grid note, as amended (the "Grid Note") (which principal amount was advanced by Landmark in multiple drawdowns when additional Shortfall Events occurred, and includes an additional loan related to our obligation to reimburse Landmark for legal fees in connection with the Landmark Transaction) against the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share).

     The recipient of the above securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had access, through their relationship with us, to information about us. The above shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D thereunder.


ITEM 6.  SELECTED FINANCIAL DATA

     The statement of operations data set forth below for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 have been derived from audited financial statements included elsewhere within this annual report. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements that do not appear in this report.

     You should read the selected financial data set forth below along with the financial statements and related notes with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.


                                                             Year Ended December 31,
                                 ----------------------------------------------------------------------
                                        2002          2001           2000         1999          1998
                                     ----------    ----------     ----------   ----------    ----------
                                             (in thousands, except share and per share data)
Statement of Operations Data:
  Net revenues. . . . . . . . . .    $   26,360    $   22,173     $   39,866   $   12,916    $    1,143
  Cost of revenues. . . . . . . .         3,030         5,739          7,172        1,851           428
                                     ----------    ----------     ----------   ----------    ----------
  Gross profit. . . . . . . . . .        23,330        16,434         32,694       11,065           715
                                     ----------    ----------     ----------   ----------    ----------
  Operating expenses:
    Sales and marketing . . . . .        14,281        17,814         42,335       17,933         2,494
    Product development . . . . .         4,002         6,092          8,353        4,574         1,217
    General and administrative. .         8,858        18,184         21,384        5,691         2,350
    Lease exit costs. . . . . . .         2,110         --             --           --            --
    Loss on asset impairment. . .         1,233         --             --           --            --
                                     ----------    ----------     ----------   ----------    ----------
      Total operating expenses. .        30,484        42,090         72,072       28,198         6,061
                                     ----------    ----------     ----------   ----------    ----------
    Loss from operations. . . . .        (7,154)      (25,656)       (39,378)     (17,133)       (5,346)
      Interest (expense) income,
        net . . . . . . . . . . .        (1,133)         (583)           138          265            40
      Amortization of debt
       discount . . . . . . . . .         --           (3,096)         --           --             (435)
      Other settlement expense. .         --             (219)         --           --            --
      Extraordinary gain. . . . .         --              327          --           --            --
                                     ----------    ----------     ----------   ----------    ----------
    Net loss. . . . . . . . . . .    $   (8,287)   $  (29,227)    $  (39,240)  $  (16,868)   $   (5,741)
                                     ==========    ==========     ==========   ==========    ==========

    Loss applicable to common
      stockholders. . . . . . . .    $   (9,196)   $  (30,658)    $  (59,108)  $  (16,868)   $   (5,741)
                                     ==========    ==========     ==========   ==========    ==========
    Historical loss per common
      share, basic and diluted. .    $    (0.24)   $    (0.78)    $    (1.63)  $    (0.57)   $    (0.27)
                                     ==========    ==========     ==========   ==========    ==========
    Weighted average shares used
      to compute historical basic
      and diluted loss per
      common share. . . . . . . .    39,093,660    39,093,660     36,313,759   29,804,681    21,547,177
                                     ==========    ==========     ==========   ==========    ==========





                                                                December 31,
                                 ----------------------------------------------------------------------
                                        2002          2001           2000         1999          1998
                                     ----------    ----------     ----------   ----------    ----------
                                                             (in thousands)
Balance Sheet Data:
  Cash and cash equivalents . . .    $    4,867    $    5,144      $   7,041   $   17,489    $    4,895

  Working (deficit) capital . . .        (1,299)      (10,761)        (1,623)      15,703         3,788

  Total assets. . . . . . . . . .        14,005        17,964         29,150       29,590         6,371

  Long-term debt,
    including current portion . .         5,592        14,281          4,389          878           300

  Total convertible redeemable
    preferred stock . . . . . . .        25,041        12,058          --           --            --

  Total stockholders' (deficit)
    equity. . . . . . . . . . . .       (24,219)      (15,023)         9,743       19,120         4,594





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. These forward-looking statements involve risks and uncertainties. Our actual results and performance could differ materially from those expressed in or implied by these forward-looking statements as a result of numerous risks, uncertainties and other factors, many of which are described in "Item 1. Business - Risk Factors" and elsewhere in this report. See "Cautionary Note Regarding Forward-Looking Statements."


OVERVIEW

     Beginning in 2001, we entered into a series of transactions with Landmark whereby Landmark made loans to and equity investments in our business. This series of transactions resulted in a change in control of our company. Landmark's principal business interests are in the media industry, and it owns and operates entities engaged in newspaper and other print publishing, television broadcasting and cable television programming services. Landmark has experience in building value and improving operating, marketing and financial performance of companies that it owns or controls.


RECENT DEVELOPMENTS

INVESTMENT BY LANDMARK COMMUNICATIONS, INC. IN COOLSAVINGS, INC.

     GRID NOTE

     Under the terms of that certain Securities Purchase Agreement dated July 30, 2001, we agreed that if certain events occurred prior to December 31, 2002, defined therein as "Shortfall Events", Landmark would have the right to acquire additional shares of Series B Preferred Stock at a price of $0.1554 per share. Among other things, Shortfall Events would occur if we failed to maintain an excess of current assets over current liabilities at or above prescribed amounts. The number of shares would equal the "Shortfall Amount" (generally the cash needed by us in connection with a Shortfall Event) divided by $0.1554. Under a letter agreement dated November 12, 2001, we agreed that when Shortfall Events occurred, Landmark could elect to loan us the Shortfall Amount under the Grid Note.

     As Shortfall Events occurred during 2001, Landmark loaned us an aggregate of $17.3 million under the Grid Note. On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its rights to apply $10,000 of principal and $108 of accrued interest then outstanding to the purchase of 65,057,936 shares of the Company's $0.001 par value Cumulative Preferred Series B stock (the "Series B Preferred Stock") at a price per share of $0.1554. On February 28, 2002, Landmark loaned us an additional $1.5 million under the Grid Note, bringing the outstanding principal balance (including advances made in 2001) to $8.8 million. This balance included $8.0 million related to Shortfall Events and $0.8 million related to our obligation to reimburse Landmark for legal fees related to the Landmark Transaction.

     On December 20, 2002, Landmark, at our request, applied the $8.8 million of principal and $0.7 million of accrued interest then outstanding under the Grid Note against the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share). As of December 31, 2002, the Grid Note had no outstanding principal or accrued interest balance. The Grid Note bears interest at eight percent (8%) per annum and may evidence up to $20.0 million in advances.

     SALE OF SERIES B PREFERRED STOCK

     On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its rights to apply $10,000 of principal and $108 of accrued interest then outstanding to the purchase of 65,057,936 shares of our Series B Preferred Stock at a price per share of $0.1554. On
November 12, 2001, pursuant to the Securities Purchase Agreement, we agreed that Landmark could elect to loan us the Shortfall Amount under the Grid Note.

     On October 24, 2002, in connection with one Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets over current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid us $2.8 million ($0.1554 per share).

     On December 20, 2002, Landmark, at our request, applied the $8.8 million of the principal and $0.7 million of accrued interest then outstanding under the Grid Note against the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share).

     The Series B Preferred Stock has certain conversion rights and has an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may at its option require us to redeem for cash all of the issued and outstanding Series B Preferred Stock at any time.

     As of March 1, 2003, Landmark holds 150,422,669 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and holds a warrant to purchase 11,099,832 shares of our common stock. Landmark's ownership will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and a $5.0 million senior secured note (the "Senior Secured Note"), respectively.


CALL OPTION AGREEMENT

     In April 2002, Landmark acquired 10,889,636 shares of our common stock from Lend Lease International Pty. Limited of Australia. Contem-poraneously with the purchase, we entered into a call option agreement with Landmark, whereby we have the right to acquire, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. We can exercise this call option at any time after April 5, 2003 and prior to March 31, 2008, subject to certain terms and conditions. We do not have any right to call any other shares of our capital stock held by Landmark.


LEGAL PROCEEDINGS

     In May 2002, the United States Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the U.S. District Court for the Northern District of Illinois in a lawsuit filed against us by Catalina. The complaint alleges that our systems and methods infringe Catalina's '041 Patent, and seeks to enjoin us from further infringing its patent. As a result of the ruling, this litigation is not concluded. The case has been remanded to the Northern District for further proceedings to determine whether we have any liability for infringement of the '041 Patent. Discovery in this case is ongoing, and trial has been set for January 2004. We will continue to defend the action vigorously.

     In October 2002, we received a demand for arbitration from Coupco relating to a dispute over our obligation to pay royalties under our April 6, 2000 Patent License Agreement with Coupco. We have opposed Coupco's demand and are currently investigating the factual and legal bases for Coupco's demand; however, we have recorded a charge in 2002 for the full amount of the demand.

     On February 12, 2000, Supermarkets Online, Inc., an affiliate of Catalina Marketing filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that our systems and methods infringe its United States Patent No. 6,014,634 (the "'634 Patent"), and seeks unspecified damages and injunctive relief. The lawsuit is currently stayed, except that fact discovery is permitted. This stay may be lifted at any time. We have filed with the Patent and Trademark Office a request for re-examination of the '634 patent, which request for re-examination was granted in March 2001. An unfavorable outcome for us is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses currently cannot be made.

     On August 23, 1999, we instituted a lawsuit in the Northern District of Illinois against Brightstreet.com, Inc. ("Brightstreet") for infringe-ment of the '648 Patent, seeking unspecified damages and a permanent injunction against further infringement. Brightstreet filed counterclaims alleging invalidity and unenforceability of our patent and seeking unspecified damages and injunctive relief. The parties agreed to a settlement of the lawsuit in open court on October 29, 2001. Subsequently, Brightstreet objected to the report and recommendation of the court that the written settlement agreement we presented most accurately reflected the agreement reached by the parties. On July 8, 2002, the United States District Court for the Northern District of Illinois fully adopted the report and recommendation of the Magistrate Judge concurring with our belief that the litigation had been settled, denied Brightstreet's objections to the report and recommendation, adopted the written settlement agreement we presented, and dismissed the case with prejudice. On
August 9, 2002, Brightstreet appealed the ruling of the District Court to the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). Both parties have submitted written positions to the Federal Circuit. A date for our argument has not been set by the Federal Circuit. An unfavorable outcome for us is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

     In February 2003, we received notice of entry of an order by the United States Bankruptcy Court of the Northern District of California, Division 3 approving the Settlement with Netcentives, Inc. Pursuant to the Settlement, we recorded a gain of $0.3 million in the financial statements as a reduction of cost of revenues in 2002. In addition, the Settlement released us from any past or future obligation of payments to Netcentives, Inc. We had recorded a charge of $0.3 million for unpaid service fees to Netcentives, Inc. in 2001. This charge was reversed against cost of revenues in 2002.

     On October 21, 1998, we instituted a lawsuit in the Northern District of Illinois against Catalina Marketing and its affiliate Supermarkets Online, Inc. for infringement of our United States '648 Patent, seeking unspecified damages and a permanent injunction against further infringement. Catalina Marketing filed counterclaims alleging the invalidity of our patent and sought unspecified damages, attorneys' fees and injunctive relief. On February 21, 2003, we settled this lawsuit and agreed to pay Catalina Marketing $0.4 million. The settlement dismissed all claims and counterclaims of the parties, including claims for attorneys' fees and expenses, with prejudice. The payment of this settlement was shared with a third party, resulting in a net expense to us of $0.2 million. We recorded this net expense as a charge to general and administrative expense in 2002.

     We have incurred and expect to continue to incur significant legal fees in connection with out current litigation. We are defending vigorously these actions and continue to explore the possibility of settlement. In addition to the costs of litigation, a final judgement against the Company in any of the aforementioned litigation could have a material adverse effect on our business. See "Item 1. Business - Risk
Factors: Intellectual Property Litigation Against Us Continues To Be Costly And Could Result In The Loss Of Significant Rights."


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are more fully described in
Note 1 of our Notes to Financial Statements. The financial statements have been prepared with generally accepted accounting principles. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require significant judgements by our management. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates and judgements on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting policies are as follows:

     .     revenue recognition

     . estimation of sales credits and the allowance for doubtful accounts

     .     capitalization of web site development costs

     .     valuation of long-lived and intangible assets


REVENUE RECOGNITION

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

ESTIMATION OF SALES CREDITS AND THE ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Sales credits arise in the ordinary course of business. Adjustments to the actual billing may arise due to variances in the systems tracking devices between us and our customers. We estimate this difference to be approximately 1.5% of sales and therefore have established a credit memo reserve as a reduction to the recorded revenue on a monthly basis. The adequacy of this reserve is monitored and adjusted as customer trends and economic trends develop. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments, current economic trends and changes in payment terms when evaluating the adequacy of the allowance for doubtful accounts.


CAPITALIZATION OF WEB SITE DEVELOPMENT COSTS

     The cost of developing and enhancing the functionality of our web site, including costs incurred to ensure links to databases and media sources are working properly, are capitalized and amortized over 24 months.

Management performs periodic reviews of the continued use of web site functionality in future periods and the related development costs that are being or have been capitalized. Write-offs of current and previously capitalized costs and the related amortization are recognized in the period management decides there is no future need for the functionality. Any such write-off could have a significant negative impact on our earnings.


VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS

     We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has occurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.


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

     Our pricing depends upon a variety of factors including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and may include earlier termination provisions. In 2002, our largest advertiser accounted for 4.2% of our revenues and our top five advertisers together accounted for approximately 16.0% of our revenues.

     Our revenues for each period depend on a number of factors including the number of advertisers sending promotional offers to our members, the size of our membership base and the responsiveness of our members to each promotion. We believe that our revenues are subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter-to-quarter comparisons could be materially affected.

     LICENSING REVENUE

     We license portions of our intellectual property, including our issued patents, to third parties. Approximately 1% of our revenues was generated from royalties and license fees and other miscellaneous sources during the year ended December 31, 2002.


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

     PRODUCT DEVELOPMENT

     Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including salaries, amortization of capitalized web site development costs, and related expenses for our technology department, as well as costs for contracted services and equipment.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs.

     LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT

     In August 2002, following the completion of a study of our future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", we recorded an operating expense of $2.1 million in 2002, representing the estimated future lease obligations related to the unoccupied office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. Any change in this estimate, based on new or updated information, will be recorded in the period that it occurs. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, we recorded an operating expense of $1.2 million in 2002 to write down the assets to their estimated fair value.

     Significant assumptions were required concerning the estimated fair value of the assets and estimates of sublease income. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate fair values.


     RESULTS OF OPERATIONS

     We have incurred significant losses since our inception. As of December 31, 2002, our accumulated deficit was approximately $97.9 million.

We expect to continue to incur net losses during 2003, See "Liquidity and Capital Resources" below, and "Item 1. Risk Factors" above.

     The following table presents statements of operations data as a percentage of net revenue.
                                         For the Year Ended
                                             December 31,
                                -----------------------------------
                                     2002       2001        2000
                                  ---------- ----------  ----------
Net revenues. . . . . . . . . . .     100.0%     100.0%      100.0%
Cost of revenues. . . . . . . . .      11.5%      25.9%       18.0%
                                  ---------- ----------  ----------
Gross profit. . . . . . . . . . .      88.5%      74.1%       82.0%
                                  ---------- ----------  ----------
Operating expenses:
  Sales and marketing . . . . . .      54.1%      80.3%      106.2%
  Product development . . . . . .      15.2%      27.5%       21.0%
  General and administrative. . .      33.6%      82.0%       53.6%
  Lease exit costs. . . . . . . .       8.0%      --          --
  Loss on asset impairment. . . .       4.7%      --          --
                                  ---------- ----------  ----------
Total operating expenses. . . . .     115.6%     189.8%      180.8%
                                  ---------- ----------  ----------

Loss from operations. . . . . . .     -27.1%    -115.7%      -98.8%

Other income (expense):
  Interest and other income . . .       0.2%       1.2%        2.9%
  Interest expense. . . . . . . .      -4.5%      -3.8%       -1.1%
  Other settlement expense. . . .       0.0%      -1.0%       --
  Amortization of debt discount .       0.0%     -14.0%       --
  Interest expense representing
    beneficial conversion
    feature of convertible debt .      --         --          -1.4%
                                  ---------- ----------  ----------
Total other income (expense). . .      -4.3%     -17.6%        0.4%
                                  ---------- ----------  ----------

                                         For the Year Ended
                                             December 31,
                                -----------------------------------
                                     2002       2001        2000
                                  ---------- ----------  ----------
Loss before income taxes and
  extraordinary gain. . . . . . .     -31.4%    -133.3%      -98.4%

Income taxes. . . . . . . . . . .      --          --           --
                                  ---------- ----------  ----------

Loss before extraordinary gain. .     -31.4%    -133.3%      -98.4%

Extraordinary gain. . . . . . . .      --          1.5%         --
                                  ---------- ----------  ----------
Net loss. . . . . . . . . . . . .     -31.4%    -131.8%      -98.4%

Deemed dividend representing
 the beneficial conversion
 feature of Series A Preferred
 Stock. . . . . . . . . . . . . .      --           --       -49.9%
Accretion of convertible
 redeemable Series B Preferred
 Stock to redemption value. . . .      --         -6.0%         --
Cumulative dividends on Series B
  Preferred Stock . . . . . . . .      -3.5%      -0.5%         --
                                  ---------- ----------  ----------
Loss applicable to common
  stockholders. . . . . . . . . .     -34.9%    -138.3%     -148.3%
                                  ========== ==========  ==========


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     NET REVENUES

     Net Revenues increased 19% to $26.4 million in 2002 from $22.2 million in 2001. The increase was primarily due to an increase in the number of new member registrations and an increase in the number of revenue producing actions initiated by our members. The increase in new member registrations was primarily due to a $0.9 million increase in online advertising and media purchases. Partially offsetting this increase was a reduction in revenue recognized from barter transactions from $1.1 million in 2001 to $0.2 million in 2002.

     COST OF REVENUES AND GROSS PROFIT

     Cost of Revenues decreased by 47% to $3.0 million in 2002 from $5.7 million in 2001. Gross profit increased as a percentage of net revenues to 89% in 2002 from 74% in 2001. The increase in gross profit was partially due to the costs eliminated when we discontinued our member incentive and loyalty program, CoolSavings Rewards, in 2001 and a gain of $0.3 million and the reversal of a $0.3 million expense accrual as a result of the Settlement. Additionally, the increase in gross profit reflected the realization of personnel and personnel-related cost reductions that occurred during fiscal year 2001, and a reduction in the costs of gift certificates used as a member incentives.

     OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased to $14.3 million in 2002, or 54% of net revenues, from $17.8 million, or 80% of net revenues, in 2001. The $3.5 million decrease was primarily due to the realization of $3.7 million in personnel and personnel-related cost reductions that occurred during fiscal year 2001. The decrease was also due to lower expenses associated with a decrease in barter transactions of $0.9 million. These decreases were partially offset by a $0.9 million increase in spending on advertising to attract new members and a $0.2 million increase in other operating expenses.

     Product Development. Product development expenses decreased to $4.0 million in 2002, or 15% of net revenues, from $6.1 million in 2001, or 27% of net revenues. The $2.1 million decrease was primarily due to reduced spending on outside consulting for our web site development efforts of $1.1 million, and the realization of $1.2 million in personnel and personnel-related cost reductions that occurred during fiscal year 2001 partially offset by a $0.2 million increase in other product development costs.

     General and Administrative. General and administrative expenses decreased to $8.9 million in 2002, or 34% of net revenues, from $18.2 million in 2001, or 82% of net revenues. The $9.3 million decrease was primarily due to a $3.7 million charge recorded in 2001 related to the forgiveness of certain loans and interest owed by related parties, reduced bad debt expense of $2.1 million, a $1.0 million severance charge recorded in 2001 related to the termination of an executive, $1.0 in office lease, maintenance, and supplies expense, $0.7 million relating to Landmark Transaction costs incurred in 2001, the realization in 2002 of $0.6 million in personnel and personnel-related cost reductions that occurred during fiscal year 2001, lower legal fees of $0.5 million, a charge of $0.1 million related to the loss on fixed assets in 2001, $0.5 in other general and administrative expenses and lower depreciation on furniture and equipment of $0.4 million. Partially offsetting these decreases was a $1.5 million decrease in the gains recorded from accounts payable settlements in 2002 as compared to 2001.

     Lease Exit Costs and Loss on Asset Impairment. In 2002, we recorded a lease exit cost expense of $2.1 million, compared to $0 in 2001, and a loss on asset impairment of $1.2 million, compared to $0 in 2001. These charges were a result of the completion of a study of our future space requirements and the determination that a significant portion of our unoccupied leased office space and the assets associated with that space were unnecessary for our future operations. The $2.1 million charge represents the estimated future lease obligations related to the unoccupied office space and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. Any change in this estimate, based on new or updated information, will be recorded in the period that it occurs. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we determined that the estimated undiscounted cash flows expected to be generated by the assets associated with the unoccupied office space were less than their net book value. Therefore, we recorded an operating expense of $1.2 million in 2002 to write down the assets to their estimated fair value.

     Significant assumptions were required concerning the estimated fair value of the assets and estimates of sublease income. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate fair values.

     OTHER INCOME (EXPENSES), NET

     Net Interest Expense. During 2002, we incurred net interest expense of $1.1 million as compared $0.6 million in 2001. The $0.5 million increase was due to additional interest expense of $0.7 million in 2002 related to the Senior Secured Loan and the Grid Note. Additionally, interest income decreased by $0.2 million due to a lower average cash balance in 2002 as compared to 2001. Partially offsetting these increases was a reduction of $0.4 million of interest expense incurred in 2002 on short term debt.

     Amortization of Debt Discount. During 2001, we were in default of the debt covenants in our loan agreement with Landmark. Therefore, a debt discount of $3.0 million was immediately amortized to interest expense to reflect the debt at its callable value. Additionally, we recorded $0.1 million in interest expense during 2001 related to the amortization of the debt discount on the Director Notes.

     Other Settlement Expense. In 2001, we accepted a mediation award in connection with a non-operating business related lawsuit pursuant to which we paid the plaintiff the sum of $0.2 million.

     INCOME TAXES

     On November 12, 2001, the issuance of Series B Preferred Stock to Landmark triggered tax rules under Section 382 of the Internal Revenue Code, which limit our ability to offset taxable income earned subsequent to this date with our pre-November 12, 2001 net operating losses. As of the period ended December 31, 2002, we had cumulative tax net operating losses of $8.0 million. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset. Accordingly, there is no provision for income taxes for the years ended December 31, 2002 and 2001.

     EXTRAORDINARY GAIN

     In March 2001, we received proceeds from the sale of our convertible subordinated promissory notes (the "Convertible Subordinated Promissory Notes") and warrants in the amount of $2.1 million. Contemporaneously with the Landmark Transaction, the Convertible Subordinated Promissory Notes and warrants of $2.1 million of face value plus accrued interest of $0.2 million were converted to Series C Preferred Stock. The fair market value of the Series C Preferred Stock was determined to be $2.0 million, resulting in an extraordinary gain of $0.3 million to us for early extinguishment of debt.

     NON-CASH CHARGES - IMPACTING LOSS APPLICABLE TO COMMON STOCKHOLDERS

     During 2002, we incurred $0.9 million in charges related to the accrual of in-kind dividends on the Series B Preferred Stock. During 2001, we incurred $1.3 million in charges related to the accretion of Convertible Redeemable Series B Preferred Stock to its redemption value, and the accrual of the in-kind dividends on the Series B Preferred Stock.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     NET REVENUES

     Net revenues decreased 44% to $22.2 million in 2001 from $39.9 million in 2000. The revenue decrease was attributable to the slowing economy in 2001, which caused reduced advertising spending in general, increased downward pricing pressure from competitors; and our cash constraints, which reduced our ability to invest in marketing to attract new members. Barter revenue and corresponding advertising costs of $1.1 million were recognized in 2001 compared to $2.3 million in 2000.

     COST OF REVENUES AND GROSS PROFIT

     Cost of revenues decreased 20% to $5.7 million in 2001 from $7.2 million in 2000. Gross profit decreased as a percentage of net revenues to 74% in 2001, from 82% in 2000. The decrease in gross profit reflected the downward pricing pressure in 2001. In addition, our cost reduction efforts in 2001 did not keep pace with the decrease in revenue. We undertook cost reduction efforts during the second half of 2001, the full impact of which was realized in 2002.

     OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased 58% to $17.8 million in 2001 from $42.3 million in 2000. We eliminated our spending on broadcast and cable television advertising, which contributed $10.9 million of savings in 2001. We also reduced spending on other advertising to attract new members in 2001 by $9.9 million. The remaining expense reduction was achieved through personnel and personnel-related cost reductions.

     Product Development. Product development expenses decreased 27% to $6.1 million in 2001 from $8.4 million in 2000. We eliminated the spending on outside consulting for our web site development efforts in the first half of 2001 resulting in a $4.4 million cost reduction. This reduction was offset in part by the full year's impact of amortization expense related to our capitalized web site development costs of $1.5 million and the write off of web site development costs of $0.8 million. The remaining expense reduction was achieved through personnel and personnel related cost reductions.

     General and Administrative. General and administrative expenses decreased 15% to $18.2 million in 2001 from $21.4 million in 2000. The decrease was attributable to a decrease in salaries and bonuses of $2.4 million, a decrease in professional fees of $2.0 million, a decrease in recruiting costs of $1.9 million and the realization of $1.7 million in gains on settlements of accounts payable. These expense reductions were partially offset by a $1.0 million severance obligation to a former executive, Landmark Transaction costs of $0.8 million, increases in bad debt expense of $0.7 million and increases in facility costs of $0.6 million. The 2001 general and administrative expenses included a charge of $3.7 million related to the forgiveness of notes receivable to some of our current and former Directors. The 2000 general and administrative expenses included a stock-based compensation charge of $4.0 million related to a termination and consulting agreement with a former president. The remaining decrease in general and administrative expenses was achieved through a reduction in general office expenses.

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

     Amortization of Debt Discount. During 2001, we were in default of the debt covenants in our debt agreement with Landmark. Therefore, the debt discount of $3.0 million was immediately amortized to reflect the debt at its callable value. Additionally, we recorded $0.1 million in amortization expense related to the debt discount on the Directors Notes.

     Other Expense Settlement. In 2001, we accepted a mediation award in connection with a non-operating business related lawsuit pursuant to which we paid the plaintiff the sum of $0.2 million.

     INCOME TAXES

     On November 12, 2001, the issuance of Series B Preferred Stock to Landmark triggered tax rules under Section 382 of the Internal Revenue Code, which limit our ability to offset taxable income earned subsequent to this date with our pre-November 12, 2001 net operating losses. As of the period ended December 31, 2001, we had cumulative tax net operating losses of $3.4 million. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset. Accordingly, there is no provision for income taxes for the years ended December 31, 2001 and 2000.

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

     NON-CASH CHARGES - IMPACTING LOSS APPLICABLE TO COMMON STOCKHOLDERS

     During fiscal year 2001, we incurred $1.4 million in charges related to the accretion of our Convertible Redeemable Series B Preferred Stock to its redemption value, and the accrual of in-kind dividends on Series B Preferred Stock. During 2000, we incurred a $19.9 million charge for the beneficial conversion of our pre-initial public offering shares of Series A Convertible Preferred Stock into post initial public offering common stock.


LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, we had approximately $4.9 million in cash and cash equivalents.

     Our operations have generated negative cash flows in each year of our existence. In the fourth quarter of fiscal year 2000, we implemented a cost reduction plan. This plan included a significant decrease in offline marketing expenditures and a reduction in salaried personnel and third party technical consultants. We further reduced salaried personnel and marketing expenditures in the second half of 2001. This plan has significantly reduced operating expenses and improved cash flow.

     However, even with these cost reduction plans still in place we do not expect to reach our goal of cash positive operations during 2003 unless market conditions in our industry improve significantly and we are successful in our efforts to increase our revenues while we maintain or increase our profit margins. As a result, we expect that we may require additional debt or equity financing during 2003. Although Landmark has funded our recent cash needs, it is under no obligation to continue to do so and we may not be successful in obtaining adequate funds for operations in the future.

     Our independent auditors have issued their report on our financial statements for 2002 with an explanatory paragraph. This paragraph describes the uncertainty as to our ability to continue as a going concern. If adequate funds are not available to us on acceptable terms, or if Landmark exercises its rights to accelerate payment under our obligations to Landmark, we will be unable to operate our business.

     Net cash used in operating activities was $1.8 million in 2002 and $16.5 million in 2001.

     Net cash used in investing activities was $0.8 million in 2002 and $3.2 million in 2001. In both periods, net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our website.

     Net cash provided from financing activities was $2.3 million in 2002 and $17.9 million in 2001. Net cash provided from financing activities in 2002 can be attributed to the net proceeds of the issuance to Landmark of 17,825,212 shares of our Series B Preferred Stock for an aggregate purchase price of $2.8 million, and $1.5 million of loans advanced by Landmark under the Grid Note, offset by debt repayments in the amount of $2.0 million. We invested these proceeds in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities until used.

     Since our inception, we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In May 2000, we completed an initial public offering of 3.3 million shares of our common stock, resulting in net proceeds to us of approximately $20.0 million. In March 2001, we received proceeds from the issuance of our convertible subordinated promissory notes and warrants in the amount of $2.1 million. In June and July 2001, we received proceeds of $5.0 million from loans to us by Landmark (the "Senior Secured Loan"). The Senior Secured Loan is payable on June 30, 2006 and bore interest at 12.0% per annum until November 12, 2001, at which time the interest rate was reduced to 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of Landmark. At December 31, 2002, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the loan including accrued interest is immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan as currently payable as of December 31, 2002, including the paid-in-kind interest which has been compounded on the principal balance, totaling $5.6 million.

     In connection with the Senior Secured Loan, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part immediately. The warrant contains a net exercise feature and was exercisable for 10.0 million shares of our common stock at an exercise price of $0.50 per share at November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The number of shares exercisable under the Landmark Warrant automatically increases by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. Under APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," we assigned a $2.4 million value to the Landmark Warrant and recorded it as additional paid-in-capital. The entire discount of $3.0 million (including loan issuance costs of $0.6 million) from the Senior Secured Loan was amortized immediately to interest expense in 2001. This was due to our covenant violations, which caused the entire loan to be immediately due and payable at the option of Landmark.

      In addition, through October 31, 2001, Landmark funded an additional $10.0 million to us under the Grid Note, which amount plus accumulated interest was applied to the purchase of 65,057,936 shares of Series B Preferred Stock on November 12, 2001. This stock purchase resulted in Landmark becoming a related party. As of December 31, 2001, Landmark had voting control of our Company. As a result of various Shortfall Events that occurred, Landmark made additional loans of $4.0 million and $2.5 million under the Grid Note on November 30, 2001 and December 24, 2001, respectively. In addition, the Grid Note reflected in 2001 a loan related to our obligation to reimburse Landmark's legal expenses incurred in connection with the Landmark Transaction.

      On February 28, 2002, Landmark loaned us an additional $1.5 million under the Grid Note in connection with another Shortfall Event, bringing the outstanding principal balance to $8.8 million. On October 24, 2002, we received proceeds of $2.8 million from the issuance to Landmark of 17,825,212 shares Series B Preferred Stock in connection with Landmark's exercise of an existing Shortfall Purchase Option. On December 20, 2002, at our request, Landmark applied the $8.8 million of principal and $0.7 million of accrued interest then outstanding under the Grid Note (as described above) toward the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share). The Series B Preferred Stock issued is redeemable at Landmark's option at any time. As of March 1, 2003, Landmark held 150,422,669 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and holds a warrant to purchase 11,099,832 shares of our common stock. Landmark's ownership will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Note, respectively.

     Effective August 31, 2002, we entered into a Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On our behalf, Landmark has applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1.6 million from Wachovia Bank to collateralize lease deposits on our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Letters of Credit. We have secured such obligations with a lien on all of our assets. We are required to pay Wachovia under the Reimbursement Agreement. If we fail to pay Landmark any amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest shall accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. We reimbursed Landmark $0.004 million for fees related to the Landmark Letters of Credit in 2002. The Landmark Letters of Credit expire in March and April of 2003. Landmark has applied to Wachovia for a renewal of such Letters of Credit and may, at its sole discretion, cancel such Letters of Credit on 90 days written notice to us. If the Landmark Letters of Credit so expire or are cancelled, we will need to enter into an alternate credit arrangement.

     During 2001 and 2002, we had two separate credit facilities with American National Bank (the "ANB Facility") and Midwest Guaranty Bank (the "Midwest Facility"). Both credit facilities expired as of December 31, 2002. We paid $1.9 million of principal and interest during 2002 and had no borrowings under either credit facility as of December 31, 2002.

     On June 15, 2001, we entered into a Forbearance and Reaffirmation Agreement with American National Bank, which was amended by a letter agreement dated July 27, 2001 ("ANB Forbearance Agreement"), wherein American National Bank agreed to forbear from accelerating our borrowings under the ANB Facility for certain stated defaults based on the continued compliance with the terms of the ANB Forbearance Agreement. The terms included an accelerated principal payment schedule with respect to the ANB Facility.

     On August 21, 2002 we were deemed by American National Bank to be in default under the ANB Facility due to a banking covenant violation. Under the terms of the ANB Facility, as a result of the default, American National Bank was released from any obligation to advance us additional funds under the ANB Facility. Additionally, we had $1.5 million of letters of credit outstanding at the time under the line to collateralize lease deposits on our office facilities. These letters of credit expired as of December 31, 2002 and were replaced by the Landmark Letters of Credit. We also had restricted certificates of deposit relating to the letters of credit in the aggregate amount of $0.2 million at December 31, 2002. The restrictions on these certificates of deposit were lifted on January 1, 2003, after the letters of credit expired.

     On June 12, 2001, we entered into a Forbearance Letter Agreement with Midwest Guaranty Bank, and on July 27, 2001, we entered into a Loan Forbearance and Reaffirmation Agreement with Midwest Guaranty Bank (collectively, the "Midwest Forbearance Agreement"). Midwest Guaranty Bank agreed to forbear from accelerating the Midwest Facility for certain stated defaults based on our continued compliance with the terms of the Midwest Forbearance Agreement, which included an accelerated principal payment schedule of $0.005 million per month. Under the terms of the Midwest Facility, the deemed default under the ANB Facility released Midwest Guaranty from any obligation to advance us any additional funds under the Midwest Facility. The entire indebtedness under the Midwest Facility was paid as of December 31, 2002.

CONTRACTUAL OBLIGATIONS

     The following summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

December 31                                             There-
(in thousands)        2003   2004   2005   2006   2007  after   Total
--------------      ------- ------ ------ ------ ------ ------ ------

Related party
 debt (1)           $ 5,592                                     5,592
Non-cancelable
 operating lease
 obligations          1,645  1,654  1,526  1,339  1,363  3,273 10,800
Licenses and
 settlements            497    425    340    183   --     --    1,445
                    -------  -----  -----  -----  -----  ----- ------
Total contractual
 cash obligations   $ 7,734  2,079  1,866  1,522  1,363  3,273 17,837
                    ======= ======  =====  =====  =====  ===== ======

     (1) These obligations relate to the Landmark Transaction. They are categorized as currently due as a result of our defaults under the Senior Secured Loan and the Amended and Restated Loan and Security Agreement as described above.


RECENT ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 will have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect this Interpretation to have a material impact on our consolidated financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolida-tion of Variable Interest Entities ("VIEs"), an Interpretation of ARB
No. 51," which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the Interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs for which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. We do not expect this Interpretation to have a material impact on our financial position or results of operations.

     In January 2003, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 will be effective for arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect that the provisions of EITF 00-21 will have a material impact on our financial position or results of operations.


FACTORS AFFECTING OPERATING RESULTS

     Our results of operations have varied widely in the past and we expect that they will continue to vary significantly in the future due to a number of factors, including those set forth in Item 1 of this report. You should read the section titled "Business - Risk Factors" in Item 1 of this report carefully.


QUARTERLY FINANCIAL DATA

     The following are our unaudited quarterly results, for the years ended December 31, 2002 and December 31, 2001:

                             For the three months ended
                ----------------------------------------------------
                   March 31,   June 30,   September 30, December 31,
                     2002        2002          2002         2002
                  ----------- ----------- ------------- ------------
                    (in thousands, except share and per share data)

Net revenues. . .  $    5,763  $    5,126    $    7,123   $    8,348
Gross profit. . .       4,779       4,212         6,241        8,098
Operating
  expenses. . . .       7,053       5,620         9,997        7,814
Profit (loss)
 from operations.      (2,274)     (1,408)       (3,756)         284
Net loss. . . . .      (2,545)     (1,696)       (4,044)          (2)
Loss applicable
 to common
 stockholders
 (a). . . . . . .      (2,749)     (1,905)       (4,257)        (285)
Weighted
 average shares
 outstanding. . .  39,093,660  39,093,660    39,093,660   39,093,660

Basic and
 diluted earn-
 ings per share .  $    (0.07) $    (0.05)   $    (0.11)  $    (0.01)

                             For the three months ended
                ----------------------------------------------------
                   March 31,   June 30,   September 30, December 31,
                     2001        2001          2001         2001
                  ----------- ----------- ------------- ------------
                    (in thousands, except share and per share data)

Net revenues. . .       6,334       5,263         4,295        6,281
Gross profit. . .       4,401       3,734         2,966        5,333
Operating
 expenses . . . .      12,872      13,612         7,922        7,684
Loss from
 operations . . .      (8,471)     (9,878)       (4,956)      (2,351)
Loss before extra-
 ordinary gain. .      (8,432)    (10,174)       (8,280)      (2,668)
Net loss. . . . .      (8,432)    (10,174)       (8,280)      (2,341)
Extraordinary
 gain . . . . . .       --          --            --             327
Loss applicable
 to common
 stockholders
 (b). . . . . . .      (8,432)    (10,174)       (8,280)      (3,772)
Weighted
 average shares
 outstanding. . .  39,093,660  39,093,660    39,093,660   39,093,660
Basic and
 diluted earn-
 ings per share .  $    (0.22) $    (0.26)   $    (0.21)  $    (0.10)

(a) Loss applicable to common stockholders includes $909 related to accrued cumulative dividends on the Series B Preferred Stock.

(b) Loss applicable to common stockholders includes $1,318 related to the accretion of the convertible redeemable Series B Preferred Stock to redemption value immediately following issuance and $113 related to accrued cumulative dividends on the Series B Preferred Stock.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had no holdings of derivative financial or commodity instruments at December 31, 2002. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio are cash or cash equivalents, the related income would not be significantly impacted by increases or decreases in interest rates due to the short-term nature of our investment portfolio and we believe our portfolio is at fair value. If market rates were to increase immediately by 10 percent from levels on December 31, 2002, the fair value of our investment portfolio would not change by a material amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on December 31, 2002, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. As of December 31, 2002, we had only fixed rate debt.

     On April 5, 2002, Landmark acquired 10,889,636 shares of our common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, we entered into a call option agreement with Landmark, whereby we have the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. We do not have any right to call any other shares of our capital stock held by Landmark. We accounted for this call option as permanent equity and a contribution from Landmark under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. We ascribed a value of $1.2 million to the option at issuance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                     INDEX TO FINANCIAL STATEMENTS






                                                                Page
                                                                ----


Report of Independent Accountants . . . . . . . . . . . .         48


Financial Statements:

  Balance Sheets. . . . . . . . . . . . . . . . . . . . .         49

  Statements of Operations. . . . . . . . . . . . . . . .         52

  Statements of Changes in Convertible Redeemable
  Preferred Stock and Stockholders' (Deficit) Equity. . .         54

  Statements of Cash Flows. . . . . . . . . . . . . . . .         60

  Notes to Financial Statements . . . . . . . . . . . . .         62

                   REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of CoolSavings, Inc.:

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CoolSavings, Inc. (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital, is in non-compliance with certain terms and covenants of its debt agreements and has sustained losses and negative cash flows from operations since its inception, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PricewaterhouseCoopers LLP



Chicago, Illinois
February 4, 2003
  except for Note 14
  which is as of
  February 21, 2003

                           COOLSAVINGS, INC.
                            BALANCE SHEETS
            (in thousands, except share and per share data)



                                          December 31,December 31,
                                             2002        2001
                                          ----------- ------------

ASSETS
Current assets:
  Cash and cash equivalents . . . . . . .  $    4,867   $    5,144
  Restricted certificates of deposit. . .         231          231
  Accounts receivable, net of allowance
    of $753 and $881 at December 31, 2002
    and December 31, 2001, respectively .       4,900        3,610
  Prepaid assets  . . . . . . . . . . . .         244          320
  Other assets, including amounts due from
    related parties of $13 and $0 at
    December 31, 2002 and December 31,
    2001, respectively. . . . . . . . . .         360          144
                                           ----------   ----------

          Total current assets. . . . . .      10,602        9,449
                                           ----------   ----------

Property and equipment. . . . . . . . . .       9,051       10,593
Capitalized software costs. . . . . . . .       1,490        1,490
Capitalized web site costs. . . . . . . .       3,152        3,152
                                           ----------   ----------

          Total . . . . . . . . . . . . .      13,693       15,235

Less accumulated depreciation
  and amortization. . . . . . . . . . . .     (10,391)      (7,151)
                                           ----------   ----------

                                                3,302        8,084
Intangible assets, patents and licenses,
  net of accumulated amortization
  of $399 and $245 at December 31, 2002
  and December 31, 2001, respectively . .         101          431
                                           ----------   ----------

          Total assets. . . . . . . . . .  $   14,005   $   17,964
                                           ==========   ==========





















The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                      BALANCE SHEETS - CONTINUED
            (in thousands, except share and per share data)

                                          December 31,December 31,
                                             2002        2001
                                          ----------- ------------
LIABILITIES
Current liabilities:
  Accounts payable, including amounts
    due to related parties of $55 and
    $110 at December 31, 2002 and
    December 31, 2001, respectively . . .  $    1,091   $    2,902
  Accrued marketing expense, including
    amounts due to related parties of $77
    and $0 at December 31, 2002 and
    December 31, 2001, respectively . . .         989          266
  Accrued compensation. . . . . . . . . .       1,147          440
  Accrued interest, including amounts due
    to related parties of $76 and $113
    at December 31, 2002 and December 31,
    2001, respectively. . . . . . . . . .          76          125
  Accrued expenses, including amounts due
    to related parties of $782 and $405
    at December 31, 2002 and December 31,
    2001, respectively. . . . . . . . . .       2,179        1,845
  Lease exit cost liability . . . . . . .         311        --
  Deferred revenue  . . . . . . . . . . .         516          351
  Notes payable due to related party. . .       --           7,249
  Current maturities of long-term debt. .       --           1,879
  Senior secured note payable due to
    related party . . . . . . . . . . . .       5,592        5,153
                                           ----------   ----------
          Total current liabilities . . .      11,901       20,210
                                           ----------   ----------
Long-term liabilities:
  Deferred revenue  . . . . . . . . . . .         177          241
  Lease exit cost liability . . . . . . .       1,014        --
  Accrued expenses due to related parties          91          478
                                           ----------   ----------
          Total long-term liabilities . .       1,282          719
                                           ----------   ----------
Commitments and contingencies (Note 8)

Convertible redeemable cumulative Series B
  Preferred Stock, $0.001 par value,
  258,000,000 shares authorized at
  December 31, 2002 and 2001, and 148,600,102
  and 65,057,936 issued and outstanding at
  December 31, 2002 and December 31, 2001,
  respectively (liquidation preference
  of $0.1554 per share at December 31,
  2002 and December 31, 2001) . . . . . .      23,091       10,108
Convertible redeemable Series C Preferred
  Stock, $0.001 par value, 13,000,000
  shares authorized and 13,000,000 shares
  issued and outstanding at December 31,
  2002 and December 31, 2001 (liquidation
  preference of $0.1665 per share at
  December 31, 2002 and December 31,
  2001) . . . . . . . . . . . . . . . . .       1,950        1,950







The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                      BALANCE SHEETS - CONTINUED
            (in thousands, except share and per share data)

                                          December 31,December 31,
                                             2002        2001
                                          ----------- ------------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value per
    share, 379,000,000 shares authorized,
    39,093,660 shares issued and
    outstanding at December 31, 2002
    and December 31, 2001 . . . . . . . .          39           39
Additional paid-in capital  . . . . . . .      73,608       74,517
Accumulated deficit . . . . . . . . . . .     (97,866)     (89,579)
                                           ----------   ----------
          Total stockholders' deficit . .     (24,219)     (15,023)
                                           ----------   ----------
          Total liabilities, convertible
            redeemable preferred stock
            and stockholders' deficit . .  $   14,005   $   17,964
                                           ==========   ==========














































The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                       STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)



                                    For the Year Ended December 31,
                                 ------------------------------------
                                      2002         2001       2000
                                   ----------  ----------  ----------
Revenue:
  e-marketing services. . . . . .  $   26,088  $   21,874  $   39,049
  License royalties . . . . . . .         272         299         817
                                   ----------  ----------  ----------
Net revenues. . . . . . . . . . .      26,360      22,173      39,866
Cost of revenues. . . . . . . . .       3,030       5,739       7,172
                                   ----------  ----------  ----------
Gross profit. . . . . . . . . . .      23,330      16,434      32,694
                                   ----------  ----------  ----------
Operating expenses:
  Sales and marketing . . . . . .      14,281      17,814      42,335
  Product development . . . . . .       4,002       6,092       8,353
  General and administrative,
    inclusive of $3.7 million of
    expense related to forgive-
    ness of notes receivable,
    including interest, for 2001
    and $4.0 million of compen-
    sation related to stock
    options for 2000. . . . . . .       8,858      18,184      21,384
  Lease exit costs. . . . . . . .       2,110       --          --
  Loss on asset impairment. . . .       1,233       --          --
                                   ----------  ----------  ----------
        Total operating expenses.      30,484      42,090      72,072
                                   ----------  ----------  ----------

Loss from operations. . . . . . .      (7,154)    (25,656)    (39,378)

Other income (expense):
  Interest and other income . . .          50         258       1,158
  Interest expense. . . . . . . .      (1,183)       (841)       (465)
  Other settlement expense. . . .       --           (219)      --
  Amortization of debt discount .       --         (3,096)      --
  Interest expense representing
    beneficial conversion
    feature of convertible debt .       --         --            (555)
                                   ----------  ----------  ----------
        Total other income
          (expense) . . . . . . .      (1,133)     (3,898)        138
                                   ----------  ----------  ----------
Loss before income taxes and
  extraordinary gain. . . . . . .      (8,287)    (29,554)    (39,240)

Income taxes. . . . . . . . . . .       --          --          --
                                   ----------  ----------  ----------
Loss before extraordinary gain. .      (8,287)    (29,554)    (39,240)

Extraordinary gain (Note 3(c)). .       --            327       --
                                   ----------  ----------  ----------

        Net loss. . . . . . . . .      (8,287)    (29,227)    (39,240)
                                   ----------  ----------  ----------






The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                 STATEMENTS OF OPERATIONS - CONTINUED
            (in thousands, except share and per share data)


                                    For the Year Ended December 31,
                                 ------------------------------------
                                      2002         2001       2000
                                   ----------  ----------  ----------

Deemed dividend representing the
  beneficial conversion feature
  of Series A Preferred Stock . .       --         --         (19,868)
Accretion of convertible redeem-
  able Series B Preferred Stock
  to redemption value . . . . . .       --         (1,318)      --
Cumulative dividend on Series B
  Preferred Stock . . . . . . . .        (909)       (113)      --
                                   ----------  ----------  ----------
Loss applicable to common
  stockholders. . . . . . . . . .  $   (9,196) $  (30,658) $  (59,108)
                                   ==========  ==========  ==========


Basic and diluted loss per share
  before extraordinary gain . . .  $    (0.24) $    (0.79) $    (1.63)
Extraordinary gain. . . . . . . .       --           0.01       --
                                   ----------  ----------  ----------
Basic and diluted net loss
  per share . . . . . . . . . . .  $    (0.24) $    (0.78) $    (1.63)
                                   ==========  ==========  ==========

Weighted average shares used in
  the calculation of basic and
  diluted net loss per share. . .  39,093,660  39,093,660  36,313,759
                                   ==========  ==========  ==========






























The accompanying notes are an integral part of the financial statements

                                              COOLSAVINGS, INC.
     STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
                            For the Years Ended December 31, 2002, 2001 and 2000
                               (in thousands, except share and per share data)
                                                                      Stockholders' (Deficit) Equity
                                                               ------------------------------------------
                         Series B Redeemable Series C Redeemable      Series A
                           Preferred Stock     Preferred Stock     Preferred Stock       Common Stock
                        ---------------------------------------- ----------------------------------------
                          Shares     Amount    Shares    Amount    Shares     Amount    Shares    Amount
                        ----------  -------- ---------- --------  ---------  -------- ---------- --------
Balances,
 December 31, 1999. . .      --     $  --         --    $  --     2,197.650  $  --    31,715,449 $ 27,845

Issuances of common
 stock, net of issuance
 costs. . . . . . . . .                                                                3,300,000   19,625
Common stock issued for
  convertible preferred
  stock . . . . . . . .                                          (2,197.650)   --      2,822,096   19,868
Deemed dividend repre-
  senting the beneficial
  conversion feature of
  preferred stock . . .
Common stock issued for
  convertible subordinated
  notes . . . . . . . .                                                                  793,068    4,996
Deemed dividend repre-
  senting the beneficial
  conversion feature of
  convertible subordinated
  notes . . . . . . . .
Deferred stock compensa-
  tion. . . . . . . . .
Amortization of compensa-
  tion expense. . . . .
Compensatory stock
  option. . . . . . . .
Issuance of common stock
  for patent rights . .                                                                   83,334      500
Exercise of stock
  options . . . . . . .                                                                  379,730      825
Redemption of fractional
  shares. . . . . . . .                                                                      (17)
Net loss. . . . . . . .
                        ----------  -------- ---------- --------   --------  -------- ---------- --------
Balances,
  December 31, 2000 . .      --        --         --       --         --        --    39,093,660   73,659




                                              COOLSAVINGS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                            For the Years Ended December 31, 2002, 2001 and 2000
                               (in thousands, except share and per share data)


                                                                      Stockholders' (Deficit) Equity
                                                               ------------------------------------------
                         Series B Redeemable Series C Redeemable      Series A
                           Preferred Stock     Preferred Stock     Preferred Stock       Common Stock
                        ---------------------------------------- ----------------------------------------
                          Shares     Amount    Shares    Amount    Shares     Amount    Shares    Amount
                        ----------  -------- ---------- --------  ---------  -------- ---------- --------

Issuances of detachable
  warrants. . . . . . .
Forgiveness of notes
  receivable. . . . . .
Conversion from no par
  to $0.001 par common
  stock . . . . . . . .                                                                           (73,620)
Issuance of Series B
  Preferred Stock, net
  of issuance  costs of
  $1.3 million. . . . . 65,057,936     8,790
Accretion of Series B
  Preferred to redemption
  value . . . . . . . .                1,318
Cumulative dividend
  accrued on Series B
  Preferred Stock . . .
Exchange of notes payable,
  accrued interest and
  warrants for Series C
  Preferred Stock . . .                      13,000,000    1,950
Net loss. . . . . . . .
                        ----------  -------- ---------- --------   --------  -------- ---------- --------

Balances,
  December 31, 2001 . . 65,057,936    10,108 13,000,000    1,950      --        --    39,093,660       39





                                              COOLSAVINGS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                            For the Years Ended December 31, 2002, 2001 and 2000
                               (in thousands, except share and per share data)


                                                                      Stockholders' (Deficit) Equity
                                                               ------------------------------------------
                         Series B Redeemable Series C Redeemable      Series A
                           Preferred Stock     Preferred Stock     Preferred Stock       Common Stock
                        ---------------------------------------- ----------------------------------------
                          Shares     Amount    Shares    Amount    Shares     Amount    Shares    Amount
                        ----------  -------- ---------- --------  ---------  -------- ---------- --------

Issuance of Series B
  Preferred Stock . . . 17,825,212     2,770                                                        --
Conversion of Grid Note
  to Series B Preferred
  Stock . . . . . . . . 60,967,777     9,475                                                        --
Cumulative dividend
  declared on Series B
  Preferred Stock . . .  4,749,177       738
Cumulative dividend
  accrued on Series B
  Preferred Stock . . .
Net loss. . . . . . . .
                       -----------  -------- ---------- --------   --------  -------- ---------- --------

Balances,
  December 31, 2002 . .148,600,102  $ 23,091 13,000,000 $  1,950      --     $   --   39,093,660 $     39
                       ===========  ======== ========== ========   ========  ======== ========== ========

















                   The accompanying notes are an integral part of the financial statements

                                              COOLSAVINGS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                            For the Years Ended December 31, 2002, 2001 and 2000
                               (in thousands, except share and per share data)
                                              Stockholders' (Deficit) Equity
                   --------------------------------------------------------------------------------------
                                                                                Notes           Total
                         Additional                                           Receivable     Stockholders'
                          Paid-In       Deferred Stock       Accumulated     From Related     (Deficit)
                          Capital        Compensation          Deficit         Parties          Equity
                         ----------     -------------        -----------     ------------    ------------
Balances,
 December 31, 1999. . .  $   15,204        $    --            $  (21,112)      $   (2,817)     $   19,120

Issuances of common
 stock, net of issuance
 costs. . . . . . . . .                                                                            19,625
Common stock issued for
  convertible preferred
  stock . . . . . . . .                                                                            19,868
Deemed dividend repre-
  senting the beneficial
  conversion feature of
  preferred stock . . .     (19,868)                                                              (19,868)
Common stock issued for
  convertible subordinated
  notes . . . . . . . .                                                                             4,996
Deemed dividend repre-
  senting the beneficial
  conversion feature of
  convertible subordinated
  notes . . . . . . . .         555                                                                   555
Deferred stock compensa-
  tion. . . . . . . . .       3,960            (3,960)                                              --
Amortization of compensa-
  tion expense. . . . .                         3,960                                               3,960
Compensatory stock
  option. . . . . . . .         102                                                                   102
Issuance of common stock
  for patent rights . .                                                                               500
Exercise of stock
  options . . . . . . .                                                              (700)            125
Redemption of fractional
  shares. . . . . . . .                                                                             --
Net loss. . . . . . . .                                          (39,240)                         (39,240)
                         ----------        ----------         ----------       ----------      ----------
Balances,
  December 31, 2000 . .         (47)            --               (60,352)          (3,517)          9,743




                                              COOLSAVINGS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                            For the Years Ended December 31, 2002, 2001 and 2000
                               (in thousands, except share and per share data)


                                              Stockholders' (Deficit) Equity
                   --------------------------------------------------------------------------------------
                                                                                Notes           Total
                         Additional                                           Receivable     Stockholders'
                          Paid-In       Deferred Stock       Accumulated     From Related     (Deficit)
                          Capital        Compensation          Deficit         Parties          Equity
                         ----------     -------------        -----------     ------------    ------------

Issuances of detachable
  warrants. . . . . . .       2,762                                                                 2,762
Forgiveness of notes
  receivable. . . . . .                                                             3,517           3,517
Conversion from no par
  to $0.001 par common
  stock . . . . . . . .      73,620                                                                 --
Issuance of Series B
  Preferred Stock, net
  of issuance  costs of
  $1.3 million. . . . .
Accretion of Series B
  Preferred to redemption
  value . . . . . . . .      (1,318)                                                               (1,318)
Cumulative dividend accrued
  on Series B Preferred
  Stock . . . . . . . .        (113)                                                                 (113)
Exchange of notes payable,
  accrued interest and
  warrants for Series C
  Preferred Stock . . .        (387)                                                                 (387)
Net loss. . . . . . . .                                          (29,227)                         (29,227)
                         ----------        ----------         ----------       ----------      ----------
Balances,
  December 31, 2001 . .      74,517             --               (89,579)           --            (15,023)





                                              COOLSAVINGS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                            For the Years Ended December 31, 2002, 2001 and 2000
                               (in thousands, except share and per share data)



                                              Stockholders' (Deficit) Equity
                   --------------------------------------------------------------------------------------
                                                                                Notes           Total
                         Additional                                           Receivable     Stockholders'
                          Paid-In       Deferred Stock       Accumulated     From Related     (Deficit)
                          Capital        Compensation          Deficit         Parties          Equity
                         ----------     -------------        -----------     ------------    ------------
Issuance of Series B
  Preferred Stock . . .                                                                             --
Conversion of Grid Note
  to Series B Preferred
  Stock . . . . . . . .                                                                             --
Cumulative dividend
  declared on Series B
  Preferred Stock . . .        (626)                                                                 (626)
Cumulative dividend
  accrued on Series B
  Preferred Stock . . .        (283)                                                                 (283)
Net loss. . . . . . . .                                           (8,287)                          (8,287)
                         ----------        ----------         ----------       ----------      ----------
Balances,
  December 31, 2002 . .  $   73,608        $    --            $  (97,866)      $    --         $  (24,219)
                         ==========        ==========         ==========       ==========      ==========


















                   The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                        STATEMENTS OF CASH FLOWS
                            (in thousands)

                                     For the Year Ended December 31,
                                   ----------------------------------
                                       2002        2001       2000
                                    ----------  ---------- ----------
Cash flows used in operating
 activities:
  Net loss. . . . . . . . . . . . . $   (8,287) $  (29,227)$  (39,240)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization . .      4,392       5,064      2,482
  (Gain) loss on disposal of property
    and equipment . . . . . . . . .         (8)        120        286
  Write-off related to website
    project costs . . . . . . . . .        177         781      --
  Write-off related to PeopleSoft
    asset . . . . . . . . . . . . .      --            150      --
  Write-off related to intangible
    asset . . . . . . . . . . . . .         38       --         --
  Forgiveness of notes receivable
    and interest from directors . .      --          3,666      --
  Provision for doubtful accounts,
    net of write-offs . . . . . . .        623       2,432      1,638
  Amortization of debt discount . .      --          3,096        555
  Interest payment in kind. . . . .      1,143         379      --
  Extraordinary gain on exchange
    of debt for preferred stock . .      --           (327)     --
  Landmark reimbursed transaction
    costs (Note 7(b)) . . . . . . .         21         749      --
  Loss on asset impairment. . . . .      1,233       --         --
  Stock option compensation . . . .      --          --         3,960
  Amortization of prepaid
    advertising . . . . . . . . . .      --          --         1,519

Changes in assets and liabilities:
  (Increase) decrease in restricted
    certificates of deposit . . . .      --           (204)        67
  (Increase) decrease in accounts
    receivable. . . . . . . . . . .     (1,913)      3,413     (6,586)
  (Increase) decrease in prepaid
    and other current assets. . . .       (140)        645        774
  (Decrease) increase in accounts
    payable . . . . . . . . . . . .     (1,811)     (3,828)     4,386
  Increase (decrease) in deferred
    revenue . . . . . . . . . . . .        101        (560)       734
  Increase in lease exit cost
    liability . . . . . . . . . . .      1,325       --         --
  Increase (decrease) in accrued
    and other liabilities . . . . .      1,293      (2,863)     3,968
                                    ----------  ---------- ----------
Net cash flows used in
  operating activities. . . . . . .     (1,813)    (16,514)   (25,457)
                                    ----------  ---------- ----------

Cash flows used in investing activities:
  Purchases of property and
    equipment . . . . . . . . . . .       (388)     (1,691)    (6,715)
  Sale of property and equipment. .         54          29        121
  Cash paid for intangible assets .      --          --          (325)
  Capitalized web site development
    costs . . . . . . . . . . . . .       (438)     (1,579)    (2,668)
                                    ----------  ---------- ----------
Net cash used in investing activities     (772)     (3,241)    (9,587)
                                    ----------  ---------- ----------

The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                  STATEMENTS OF CASH FLOWS - CONTINUED
                            (in thousands)


                                    For the Year Ended December 31,
                                 ------------------------------------
                                       2002        2001       2000
                                    ----------  ---------- ----------
Cash flows from financing activities:
  Proceeds from short-term debt . .      --          1,552      --
  Repayment of debt obligations . .     (1,962)     (4,258)      (621)
  Advances on notes payable . . . .      1,500      23,879      4,132
  Proceeds from exercise of stock
    options . . . . . . . . . . . .      --          --           125
  Proceeds from issuance of
    preferred stock . . . . . . . .      2,770       --         --
  Proceeds from issuance of
    common stock. . . . . . . . . .      --          --        23,100
  Cash overdraft. . . . . . . . . .      --         (1,335)     1,335
  Financing costs . . . . . . . . .      --         (1,980)    (3,475)
                                    ----------  ---------- ----------
Net cash provided by
  financing activities. . . . . . .      2,308      17,858     24,596
                                    ----------  ---------- ----------

Net decrease in cash. . . . . . . .       (277)     (1,897)   (10,448)
Cash and cash equivalents,
  beginning of period . . . . . . .      5,144       7,041     17,489
                                    ----------  ---------- ----------
Cash and cash equivalents,
  end of period . . . . . . . . . . $    4,867  $    5,144 $    7,041
                                    ==========  ========== ==========

Supplemental schedule of cash
 flow information:
  Cash paid for interest. . . . . . $       52  $      355 $      228

Noncash Investing and Financing
 Activity:
  Common stock issued in exchange
    for patent rights . . . . . . . $    --     $    --    $      500
  Common stock issued upon
    conversion of Series A
    Preferred Stock . . . . . . . .      --          --        19,868
  Common stock issued upon
    conversion of subordinated
    notes . . . . . . . . . . . . .      --          --         4,996
  Issuance of common stock in
    exchange for shareholder notes
    upon exercise of stock options
    and warrants. . . . . . . . . .      --          --           700
  Issuance of stock options for
    consulting services . . . . . .      --          --           102
  Conversion of Grid Notes to
    Series B Preferred Stock. . . .      9,475       8,790      --
  Conversion of notes and warrants
    to Series C Preferred Stock . .      --          1,950      --
  Accretion of Series B Preferred
    Stock . . . . . . . . . . . . .      --          1,318      --




The accompanying notes are an integral part of the financial statements.

                           COOLSAVINGS, INC.
                     NOTES TO FINANCIAL STATEMENTS
            (in thousands, except share and per share data)


1.   DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:

     a. THE COMPANY: CoolSavings, Inc. ("CoolSavings" or the "Company") is a direct marketing and media company that provides smarter solutions to connect marketers to their target consumers using analytics and incentive technology. Under the Company's established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, trial offers, sales notices, and gift certificates to promote sales of products or services in stores or online.

     These financial statements are prepared on a going-concern basis in accordance with accounting principles generally accepted in the United States. This preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, depreciation, amortization, sales credits, the accounting for doubtful accounts, unearned revenue, taxes, contingencies, lease exit costs, and asset impairments. Actual results could differ from those estimates.

     Beginning in 2001, the Company entered into a series of transactions with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") whereby Landmark made loans to and equity investments in CoolSavings. This series of transactions resulted in a change in control of the Company. Landmark has voting control of the Company. Landmark's principal business interests are in the media industry, and it owns and operates entities engaged in newspaper and other print publishing, television broadcasting and cable television programming services.

     b. PROFITABILITY UNCERTAIN AND LIQUIDITY CONSTRAINTS: The Company has negative working capital and has sustained significant net losses and negative cash flows from operations since inception. In addition, the Company is not in compliance with certain covenants of its loan agreement with Landmark. As a result, Landmark has the right to accelerate payment of obligations due to Landmark and require redemption of the Convertible Redeemable Cumulative Series B Preferred Stock at any time. The Company's ability to meet its obligations in the ordinary course of business is dependent upon management's ability to establish profitable operations and obtain continuing financing from Landmark (described in Note 2 below) or other sources with acceptable terms and conditions.

     If management is unable to secure additional equity and/or debt financing or comply with the terms of the Landmark financing or if the Company fails to achieve and maintain cash flow positive operations, the Company's ability to continue to operate the business will be jeopardized. There can be no assurance that the Company will obtain necessary financing.

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

     d. CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the U.S. and are denominated in U.S. dollars. The Company had no customers that represented more than 10% of net revenues for the year ended December 31, 2002. One customer represented 12.7% and 10.3% of net revenues for the years ended
December 31, 2001 and 2000, respectively. The Company had five customers that represented 16.0%, 26.2% and 27.7% of net revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The Company had no customers that represented more than 10% of outstanding receivables at December 31, 2002 or 2001. The Company had five customers that represented 18.2% and 27.3% of the outstanding receivables at December 31, 2002 and 2001, respectively.

     e. FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

     f. PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation and amortization are computed using primarily the straight-line method over the estimated useful lives of the assets. Useful lives for computer hardware and software are 3 to 5 years, and are 5 to 7 years for furniture and fixtures. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in the determination of net income or loss. Maintenance and repair costs are expensed as incurred.

     g. INTANGIBLE ASSETS: Intangible assets are comprised of various licenses and patents that are recorded at cost. Amortization is computed using the straight-line method over the estimated useful life of the asset or the license period, whichever is shorter. Amortization periods range from 2 to 7 years.

     h. LONG-LIVED ASSETS: The Company assesses the recoverability of long-lived assets at the asset group level, whenever adverse events or changes in circumstances or business climate indicate that an impairment may have occurred. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.

     In August 2002, following a study of its future space requirements, the Company determined that a significant portion of its unoccupied leased office space and the assets associated with that office space were unnecessary for its future operations (See Note 6).

     i. REDEEMABLE PREFERRED STOCK: Preferred stock whose redemption is not within the control of the Company is classified outside of permanent equity within the financial statements. The Company's Series B redeemable convertible preferred stock is carried at its redemption value because it is currently redeemable at any time at Landmark's option. The accretion to redemption value is recorded as a dividend to the holders of the Series B redeemable convertible preferred stock and is charged against additional paid-in-capital, to the extent available, and then the accumulated deficit.

     The Company's Series C redeemable convertible preferred stock is carried at its fair value at the time of issuance and is redeemable at CoolSavings' election at any time after the shares of Series B Preferred Stock have been redeemed or after the third anniversary of the date of issuance, if the holders of a majority of the shares of Series B Preferred Stock consent. The holders of the Series C redeemable convertible preferred stock can deem certain change in control events to be liquidating events if the holders of the Series B redeemable convertible preferred stock have deemed these events to be liquidating events. The Series C redeemable convertible preferred stock is classified outside of permanent equity because these events are not considered to be within the Company's control. Because the Company does not deem the occurrence of a change in control to be probable as of December 31, 2002, the Series C redeemable convertible preferred stock is not accreted to its liquidation value.

     j. REVENUE RECOGNITION: Revenue subject to time-based contracts is recognized ratably over the duration of the contract. Deferred revenue represents the portion of revenue that has not been recognized related to time based contracts. For contracts based on certain performance or delivery criteria, revenue is recognized in the month performance is delivered to the customer.

     Barter revenue includes amounts recorded for barter transactions in which the Company exchanges promotion or direct marketing services for advertising. Pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-17 "Accounting for Advertising Barter Transactions," barter transactions have been valued based upon similar cash transactions which have occurred within six months prior to the date of the barter transaction. In the years ended December 31, 2002, 2001 and 2000, barter revenues and corresponding advertising costs were $193, $1,070 and $2,300, respectively.

     k. ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was $8,488, $8,508 and $31,423 during the years ended December 31, 2002, 2001 and 2000, respectively.

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

     m. CAPITALIZED SOFTWARE COSTS: The Company accounts for software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain costs including the cost of outside consultants. These costs are amortized using the straight-line method over three years, beginning when individual modules are placed into service. The Company recognized $406, $497 and $497 in amortization expense for the years ended December 31, 2002, 2001 and 2000, respectively. No software development costs were capitalized in the years ended December 31, 2002, 2001 and 2000.

     n.    CAPITALIZED WEB SITE DEVELOPMENT COSTS:  Effective July 1,
2000, the Company adopted the standards of EITF Issue No. 00-2 "Accounting for Web Site Development Costs," which requires capitalization of certain web site development costs. The Company capitalized costs of $438, $1,579 and $2,668 related to web site development in the years ended December 31, 2002, 2001 and 2000, respectively. The Company recognized $1,433, $1,542 and $48 of amortization expense for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the Company wrote off web site development costs with net book values of $177, $781, and $0 during 2002, 2001 and 2000, respectively.

     o. STOCK-BASED COMPENSATION: Financial Accounting Standards Board ("FASB") Statement of Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. No compensation expense has been recorded in connection with stock option grants in 2002 and 2001 as all options granted had an exercise price equal to or greater than the market price of the underlying stock on the date of grant. See Note 11e for a discussion of common stock compensation recorded in 2000 related to the departure of the former president of the Company.

     p. BASIC AND DILUTED NET LOSS PER SHARE: The Company computes net loss per share in accordance with the provisions of SFAS 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of employee stock options (see Note 11) and warrants (See Note
7b), and the conversion of the preferred stocks (See Note 10) as the effect of such exercises would be anti-dilutive. Refer to Note 12 -- Earnings Per Share for the reconciliation of the numerator and denominator of the basic and diluted EPS calculation.

     q. COMPREHENSIVE EARNINGS: The Company reports comprehensive earnings in accordance with SFAS Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive earnings and its components in general-purpose financial statements. There were no components of other comprehensive income during any of the periods presented.

     r. SEGMENT INFORMATION: SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires that management identify operating segments based on the way that management desegregates the entity for making internal operating decisions. The Company currently operates in one segment.

     s. RECENT PRONOUNCEMENTS: In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 will have a material impact on the financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect this Interpretation to have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46,
"Consolidation of Variable Interest Entities, an Interpretation of ARB
No. 51," which requires all Variable Interest Entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not expect this Interpretation to have a material impact on its consolidated financial position or results of operations.

     In January 2003, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 will be effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the provisions of EITF 00-21 will have a material impact on the Company's results of operations or financial position.

     t. RECLASSIFIED PRIOR-YEAR AMOUNTS: Certain prior-year amounts have been reclassified to conform to the current year's presentation.


2.   LANDMARK TRANSACTION - RELATED PARTY

     Beginning in 2001, the Company entered into a series of transactions with Landmark whereby Landmark made loans to and an equity investment in the Company.

     SENIOR SECURED NOTE

     During 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note (the "Senior Secured Note"), which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Note and Senior Secured Loan are governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement"). In connection with the Senior Secured Loan, the Company issued Landmark a warrant (the "Landmark Warrant") to purchase shares of its common stock. The warrant was exercisable for 10.0 million shares of common stock at an exercise price of $0.50 per share at November 12, 2001. The exercise price of the warrant will automatically increase to $0.75 per share on July 30, 2005 if not previously exercised. The Senior Secured Loan bears interest at 8% per annum, which accrues quarterly and is payable "in-kind." The Company automatically issues to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan. As of December 31, 2002, the principal and interest owed under the Senior Secured Loan was $5,668. As of October 31, 2002, the Landmark Warrants were exercisable for 10,807,799 shares of the Company's common stock. The Senior Secured Note is secured by a lien on all of the Company's assets. Due to defaults under the Securities Purchase Agreement (defined below), Landmark may demand payment under the Senior Secured Loan at any time.

     The Amended and Restated Loan Agreement contains financial covenants and affirmative and negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of the note holder.

     GRID NOTE

     Under the terms of that certain Securities Purchase Agreement dated July 30, 2001, the Company agreed that if certain events occurred prior to December 31, 2002, defined therein as "Shortfall Events", Landmark would have the right to acquire additional shares of Series B Preferred Stock (defined below) at a price of $0.1554 per share. Among other things, Shortfall Events would occur if the Company failed to maintain an excess of current assets over current liabilities at or above prescribed amounts.
The number of shares would equal the "Shortfall Amount" (generally the cash needed by the Company in connection with a Shortfall Event) divided by $0.1554. Under a letter agreement dated November 12, 2001, the Company agreed that when Shortfall Events occurred, Landmark could elect to loan the Company the Shortfall Amount under the grid note, as amended (the "Grid Note").

     As Shortfall Events occurred during 2001, Landmark loaned the Company an aggregate of $17,249 under the Grid Note. On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its rights to apply $10,000 of principal and $108 of accrued interest then outstanding to the purchase of 65,057,936 shares of the Company's $0.001 par value Cumulative Preferred B Stock (the "Series B Preferred Stock") at a price per share of $0.1554. On January 29, 2002, Landmark loaned to the Company, under the Grid Note, an additional $21 related to transaction costs reimbursable to Landmark. On February 28, 2002, Landmark loaned the Company an additional $1,500 under the Grid Note, bringing the outstanding principal balance (including advances made in 2001) to $8,770. This balance included $8,000 related to Shortfall Events and $770 related to the Company's obligation to reimburse Landmark for legal fees related to the Landmark Transaction.

     On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note against the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share). As of December 31, 2002, the Grid Note had no outstanding principal or accrued interest. The Grid Note bears interest at eight percent (8%) per annum and may evidence up to $20,000 in advances.

     SALE OF SERIES B PREFERRED STOCK

     On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its rights to apply $10,000 of principal and $108 of accrued interest then outstanding to the purchase of 65,057,936 shares of the Company's $0.001 par value Cumulative Preferred B Stock (the "Series B Preferred Stock") at a price per share of $0.1554. On November 12, 2001, pursuant to the Securities Purchase Agreement, the Company agreed that Landmark could elect to loan the Company the Shortfall Amount under the Grid Note.

     On October 24, 2002, in connection with one Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets over current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 ($0.1554 per share).

     On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of the principal and $705 of accrued interest then outstanding under the Grid Note against the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share).

     The Series B Preferred Stock has certain conversion rights and has an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may at its option require the Company to redeem for cash all of the issued and outstanding Series B Preferred Stock at any time.

     As of December 31, 2002, Landmark holds 148,600,102 shares of
Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and holds a warrant to purchase 10,807,799 shares of the Company's common stock. Landmark's ownership will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and interest accruing on the senior secured note (the "Senior Secured Note"), respectively.


TERMS OF THE SERIES B PREFERRED STOCK

     The terms of the Series B Preferred Stock are set forth in their entirety in the Company's Certificate of Incorporation. The Series B Preferred Stock ranks senior (with respect to, among other things, dividends, redemption and liquidation payments) to the Series C Preferred Stock (defined below), the common stock and any future preferred stock of CoolSavings. The following discussion summarizes the rights of the Series B Preferred Stock.

     DIVIDENDS AND LIQUIDATION PREFERENCE

     Dividends accrue on the shares of Series B Preferred Stock at the rate of 8% per annum, payable quarterly in additional shares of Series B Preferred Stock. Dividends are cumulative and will continue to accrue whether or not declared. As of December 31, 2002, 1,822,567 shares of Series B Preferred Stock are issuable with respect to accrued, but not declared, dividends.

     On liquidation, holders of Series B Preferred Stock are entitled to be paid the greater of the amount per share that would have been payable if each share of Series B Preferred Stock had been converted to common stock or the stated value ($0.1554 at the time of issuance, subject to anti-dilution adjustments) for each share of Series B Preferred Stock plus the amount of any accrued but unpaid dividends thereon, before holders of the Series C Preferred Stock and common stock receive a distribution. At the election of the holders of the Series B Preferred Stock, a merger or consolidation that effects a change of control of CoolSavings, or a sale of all or substantially all of the assets of CoolSavings, may be deemed to be a liquidation.

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

     The conversion price and conversion ratio are subject to "full ratchet" adjustment upon certain events. This means, for example (and excluding exceptions), that if CoolSavings issues any shares of common stock for less than the conversion price or issues convertible or derivative securities with an exercise or conversion price less than the conversion price of the Series B Preferred Stock, the conversion price and conversion ratio are reduced to the price at which such new securities were issued or the exercise or conversion price thereof, as applicable.

     REDEMPTION

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

     . CoolSavings must have on file, or agree to file and make effective within 30 days of redemption, a registration statement with the SEC registering for resale the shares of common stock underlying the Series B Preferred Stock;

     . CoolSavings shall have paid any outstanding debt to Landmark in full; and

     . there are no securities outstanding that are junior in ranking to the Series B Preferred Stock (except common stock).

     Holders' Election. Due to default events under the Amended and Restated Loan Agreement, as of December 31, 2002 and 2001, the Series B Preferred Stock was redeemable in whole or in part at the holder's election at the stated value of $0.1554 per share plus accrued but unpaid dividends.

See Note 7 of these financial statements for a discussion of the default events.


     VOTING RIGHTS AND BOARD OF DIRECTORS

     Each share of Series B Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series B Preferred Stock and accrued dividends thereon is convertible, from time to time. The holders of the Series B Preferred Stock are entitled to vote together with holders of common stock at any meeting of the stockholders on any and all matters presented to the stockholders for consideration. In addition to their right to vote in the general election of members of the Company's Board on an as-converted basis, the holders of Series B Preferred Stock are entitled to designate, and vote separately as a single class for the election of a majority of the Company's Board (and the number of seats elected exclusively by the Series B Preferred Stock shall be automatically increased to such greater number as may be proportionate to the Series B Preferred Stock's percentage ownership interest in the Company, calculated on an as-converted basis). The holders of Series B Preferred Stock also have special voting rights where the Company is prohibited from taking certain actions without the holder's consent, including but not limited to, amending its charter documents, entering into business transactions, authorizing or issuing securities (except in limited circumstances), entering into related party transactions, hiring or terminating key executive officers.


SALE OF SERIES C PREFERRED STOCK

     As a condition to the consummation of the Landmark Transaction on November 12, 2001, the Company issued to three individuals, two of whom are directors of the Company, 13,000,000 shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") in exchange for $2,100 of the Company's 8% Senior Subordinated Convertible Notes ("Director Notes"), due March 1, 2006, accrued interest, and warrants to purchase 1,050,000 shares of common stock which were previously issued to such individuals with the Director Notes.


TERMS OF THE SERIES C PREFERRED STOCK

     The Series C Preferred Stock ranks junior (with respect to dividends and liquidation payments) to the Series B Preferred Stock but senior to the common stock. The following discussion summarizes the rights of the Series C Preferred Stock.

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

     The conversion price and conversion ratio are subject to "weighted average" adjustment upon certain events. This means, for example (and excluding exceptions), that if CoolSavings issues common stock for less than the conversion price or issues convertible or derivative securities with an exercise or conversion price less than the conversion price of the Series C Preferred Stock, the conversion price and conversion ratio are reduced to the price derived from the weighted average of the price at which all such securities were issued or deemed to be issued.

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

     VOTING RIGHTS

     Each share of Series C Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series C Preferred Stock is convertible. The holders of Series C Preferred Stock are entitled to vote together with holders of common stock at any meeting of the Stockholders of CoolSavings on any and all matters presented to the Stockholders for consideration.

     LIQUIDATION PREFERENCE

     On liquidation, after the payment of the preferred distribution to the holders of the Series B Preferred Stock, holders of Series C Preferred Stock are entitled to be paid the greater of: (1) the amount per share that would have been payable if each share of Series C Preferred had been converted to common stock, or (2) the stated value ($0.1665 at the time of issuance, subject to anti- dilution adjustments) for each share of Series C Preferred Stock plus a cash amount per share equal to eight percent (8%) per annum of the Series C Preferred Stock stated value, before holders of common stock receive a distribution. At the election of the holders of the Series C Preferred Stock, a change of control of CoolSavings, or a sale of all or substantially all of the assets of CoolSavings, may be deemed to be a liquidation, provided the holders of the Series B Preferred Stock have elected to have such event constitute a liquidation.

3.   OTHER RELATED PARTY TRANSACTIONS:

     a. LEGAL SERVICES: One attorney with a law firm that provided services to the Company was a member of the Company's Board of Directors from September 2001 through July 2002. Several attorneys with this law firm also are holders of the Company's stock. Total fees for services were $82, $1,142 and $571, during the years ended December 31, 2002, 2001 and 2000, respectively. These fees are included in general and administrative expenses in 2002, 2001 and 2000, except a portion that had been capitalized as Landmark Transaction costs and later amortized to interest expense as a debt discount in 2001 and 2000, and a portion related to our initial public offering which was capitalized to common stock in 2000. Total fees payable were $7 and $128 at December 31, 2002 and 2001, respectively. An attorney related to our former Chairman of the Board and Chief Executive Officer provided services to the Company. Total fees for such services were $0, $162 and $430 during the years ended December 31, 2002, 2001 and 2000, respectively. These fees are included in general and administrative expenses in the Company's statements of operations. No fees were payable at December 31, 2002 or 2001.

     b. NOTES RECEIVABLE: In March, April, and July 1999 and April, 2000, stockholders provided a total of $3,517 notes receivable upon exercise of stock options and warrants by current and former officers and directors of the Company ("Related Party Notes"). These Related Party Notes accrued interest at rates ranging from 4.83% to 6.71% due annually. These Related Party Notes were collateralized by the shares of common stock issued upon exercise of the related options and warrants and the makers of each note were personally liable for up to 20% of the face value of the note, plus accrued interest. Accrued but unpaid interest on these notes was $274 as of December 31, 2000. During 2001, the Company forgave these Related Party Notes which had an aggregate principal and accrued interest of $3,747 and recorded the forgiveness as compensation expense and recorded a charge of $139 as uncollectible bad debt expense. Each related party was permitted to keep the common stock (approximately 1.7 million shares) purchased by delivery of the Related Party Notes.

     c.    DIRECTORS NOTES PAYABLE:  In March 2001, the Company sold
$2,100 of 8% Senior Subordinated Convertible Notes due March 1, 2006 ("Director Notes") to three accredited investors. Two of those investors are members of the Company's Board of Directors, each of whom purchased $1,000 of these Director Notes. These Director Notes carried warrants to purchase one share of the Company's common stock for every $2.00 of principal indebtedness under each Director Note for a total of one million shares subject to warrants issued to related parties. The warrants had an exercise price of $1.25 per share. The proportional fair value of the warrants was $387, of which $369 was to related parties. Such value represented a discount from the fair value of the Director Notes, and the relative fair value of the warrants was recorded in the financial statements as stipulated by APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," and was being amortized to interest expense over the term of the Director Notes. The Director Notes were convertible at any time into common stock at a conversion rate equal to one share for each outstanding dollar of principal and accrued interest, at the election of the note holder. Interest was payable quarterly, and for periods prior to April 1, 2003, the Company had the option to pay interest on the outstanding principal balance of the notes in cash or by delivery of additional notes in an amount equal to the amount of the interest. In November 2001, in conjunction with, and as a condition to, the closing of the investment in the Company by Landmark described in
Note 2 above, the Company issued 13,000,000 shares of its Series C Preferred Stock (See Note 10b) in exchange for the Director Notes, the accumulated accrued interest on the Director Notes and the accompanying warrants. This transaction resulted in an extraordinary gain of $327 due to the early extinguishment of the Director Notes.

     d. NOTE PAYABLE: In June 2001, Tomay Charitable Remainder Unitrust u/t/a dated April 12, 1994, as amended, of which one of the Company's Directors is the trustee, loaned the Company a total of $279. These loans consisted of an interest free loan of $60 and a loan for $219 evidenced by a promissory note dated June 27, 2001, which accrued interest at a rate equal to 8.5% per annum. All principal and accrued interest under these loans was repaid during 2001.

     e. PARTNERSHIP: In 2001, the Company formed a partnership with DIMAC Marketing Partners. Mr. Robert Kamerschen, a former director of the Company, is an officer, director and owner of DIMAC Corporation. DIMAC Corporation and the Company entered into an agreement whereby the parties market services and products to designated customers. The Company has not earned any revenue with respect to this contract.

     f. SEVERANCE AGREEMENT: On April 1, 2001, the Company entered into an employment agreement with Steven M. Golden, who was serving as the Company's Chairman and Chief Executive Officer. The employment agreement had a term of three years and provided for an annual base salary of $345 and the grant of an option to purchase 150,000 shares of the Company's common stock. At the time of the execution of the employment agreement, all of Mr. Golden's stock options previously issued and not vested were made immediately vested and exercisable. On July 30, 2001, the Company entered into a severance agreement with Mr. Golden which terminated Mr. Golden's employment agreement. The severance agreement provided for three years of severance pay in the amount of $345 per year and the continuation of certain benefits. The severance agreement further provided that all options held by Mr. Golden: (a) became immediately vested and fully exercisable; (b) were adjusted to have an exercise price of $0.50; and (c) were exercisable through the tenth anniversary of the grant of each such options. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." No compensation expense was recorded in 2002 or 2001 as the modified options had no intrinsic value.

     g. EMPLOYMENT AGREEMENT: On July 30, 2001, the Company entered into an employment agreement with Matthew Moog, the Company's President and Chief Executive Officer. The employment agreement has a term of three years, provides for an annual base salary of $345, and provides for the grant of an option to purchase 750,000 shares of the Company's common stock. The employment agreement further provides that Mr. Moog would be granted options to purchase at least an additional 200,000 shares on each of the first and second anniversary of the agreement if he is still employed by the Company. Additionally, the agreement provides for the immediate and full vesting on January 1, 2002 of the stock options for 250,000 shares of common stock that were originally issued on March 23, 2001.

     h. CONSULTING CONTRACT: As of November 1, 2002, the Company entered into a consulting agreement with John Giuliani, a member of the Company's Board of Directors. Mr. Giuliani is paid a fixed monthly fee of $5 per month to provide up to 5 days of marketing services consulting to the Company. This agreement expires December 31, 2003. These fees are included in general and administrative expenses in the Company's statement of operations, and totaled $10 in 2002. Total fees payable at December 31, 2002, were $10.

     i. SERVICES PROVIDED: Landmark provides financial and payroll system support to the Company for a fixed monthly fee. The Company recorded general and administrative expenses for these services of $41, $0 and $0 in 2002, 2001 and 2000, respectively. In addition, the Company purchased online advertising services from weather.com, a division of The Weather Channel, Inc., a wholly owned subsidiary of Landmark, and recorded marketing expense of $280, $145 and $345 in 2002, 2001 and 2000, respectively, for these services.

     j. CALL OPTION AGREEMENT: In April 2002, Landmark acquired 10,889,636 shares of the Company's common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, the Company entered into a call option agreement with Landmark, whereby the Company has the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. The option can be exercised at any time after April 5, 2003 and prior to March 31, 2008. The Company does not have any right to call any other shares of the Company's capital stock held by Landmark. The Company accounted for this call option as permanent equity and a contribution from Landmark under EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company ascribed a value of $1,200 to the option at issuance.


4. PROPERTY AND EQUIPMENT: Property and equipment at December 31, 2002 and 2001, respectively, were comprised of the following:

                                              December 31,
                                         --------------------
                                            2002       2001
                                          --------   --------
    Computer hardware/software. . . . . . $  6,646   $  6,464
    Furniture and fixtures. . . . . . . .    1,637      2,902
    Leasehold improvements. . . . . . . .      768      1,227
                                          --------   --------
        Total . . . . . . . . . . . . . .    9,051     10,593
    Less depreciation . . . . . . . . . .   (6,455)    (4,797)
                                          --------   --------
        Net property and equipment. . . . $  2,596   $  5,796
                                          ========   ========

     Depreciation expense recorded on property and equipment was $2,303, $2,820, and $1,789 in 2002, 2001 and 2000, respectively.


5. INTANGIBLE ASSETS. Intangible assets are comprised of various license agreements and patents that are recorded at cost. Intangible assets at December 31, 2002 and 2001, were comprised of the following:

                                              December 31,
                                         --------------------
                                            2002       2001
                                          --------   --------
    License agreements. . . . . . . . . . $   --     $    176
    Patents . . . . . . . . . . . . . . .      500        500
                                          --------   --------
        Total . . . . . . . . . . . . . .      500        676
    Less amortization . . . . . . . . . .     (399)      (245)
                                          --------   --------
        Net intangible assets . . . . . . $    101   $    431
                                          ========   ========

     Amortization expense recorded on intangible assets was $251, $226, and $148 in 2002, 2001, and 2000, respectively. In 2002, the Company wrote off $176 in license agreements for licenses it no longer uses. The write off resulted in a loss on intangible assets of $38.

6.   IMPAIRMENT OF LONG-LIVED ASSETS AND COSTS ASSOCIATED WITH EXIT
ACTIVITIES

     During 2002, following a study of its future expected space requirements, the Company determined that a significant portion of its unoccupied leased office space and the assets associated with that office space were unnecessary for its future operations. In accordance wit SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, the Company has recorded an operating expense of $1,233 in 2002 to write down the assets to their estimated fair value. In addition, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company has recorded an operating expense of $2,110 in 2002, representing the estimated future lease obligations related to the unoccupied office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.

     For the year ended December 31, 2002, the lease exit cost and an offsetting benefit from a previously recorded rent levelization adjustment were as follows:

                                     Twelve Month Period Ended
                                            December 31,
                                     -------------------------
                                          2002         2001
                                        --------     --------
Lease obligation, net of estimated
  sub-lease income. . . . . . . . . .   $  1,306        --
Adjustment to accrued rent expense. .       (132)       --
Broker commissions and other
  miscellaneous costs . . . . . . . .        936        --
                                        --------     --------
Lease exit costs. . . . . . . . . . .   $  2,110        --
                                        ========     ========

     At December 31, 2002, the liability associated with lease exit costs consisted of the following:

                      Balance at   Subsequent           Balance at
                      December 31, Accruals,            December 31,
                         2001        Net       Payments    2002
                      -----------  ---------- ----------------------

Lease obligations,
  net of estimated
  sub-lease income. . .  $  --      $  1,306    $   (216)   $  1,090
Broker commissions and
  other transaction
  costs . . . . . . . .     --           936        (701)        235
                         --------   --------    --------    --------
Total lease exit
  liability . . . . . .  $  --      $  2,242    $   (917)   $  1,325

Less: current portion
  of lease exit
  liability . . . . . .                                     $   (311)
                                                            --------
Long-term lease exit
  liability . . . . . .                                     $  1,014


     Significant assumptions were required concerning the estimated fair value of the assets and estimates of sublease income. As provided under SFAS No. 144, the Company primarily used discounted cash flow analysis, together with other available information, to estimate fair values.

7.   LONG AND SHORT TERM DEBT:

     a.    BANK LINES OF CREDIT:

     During 2002, the Company had two separate credit facilities, both of which expired as of December 31, 2002. As of December 31, 2002, the Company had no borrowings outstanding under these facilities.

     Under a credit facility with American National Bank (the "ANB Facility") the Company had one term loan and one $3,000 revolving credit line. Both the term loan and the revolving credit line were payable in installments. At December 31, 2002, the Company had restricted certificates of deposit of $231 which related to letters of credit which were issued under the under the credit line, and which expired on December 31, 2002. The restrictions on the certificates of deposit were removed on January 1, 2003. Borrowings were collateralized by substantially all the assets of the Company.

     On June 15, 2001, the Company entered into a Forbearance and Reaffirmation Agreement with American National Bank, which was amended by a letter agreement dated July 27, 2001 ("ANB Forbearance Agreement"), wherein American National Bank agreed to forbear from accelerating borrowings under the ANB Facility for certain stated defaults. Among others, the Company was in default primarily because of failure to satisfy a $10 million tangible capital requirement (defined as total assets less intangible assets plus subordinated debt), a debt to tangible capital ratio requirement and a current asset to current liability ratio requirement with which the Company was not in compliance. The forbearance was based on the continued compliance with the terms of the ANB Forbearance Agreement. The terms included an accelerated principal payment schedule with respect to the ANB Facility. This accelerated payment schedule provided an additional principal payment of $150 per month and for the payment of the entire indebtedness on or before December 31, 2002. The entire indebtedness was paid before December 31, 2002.

     Under a credit facility with Midwest Guaranty Bank (the "Midwest Facility"), the Company had a $1,000 equipment line of credit. At
December 31, 2002, there were no borrowings outstanding under this line. Borrowings were collateralized by the specific equipment purchased and were payable in installments.

     On June 12, 2001, the Company entered into a Forbearance Letter Agreement with Midwest Guaranty Bank, and on July 27, 2001, the Company entered into a Loan Forbearance and Reaffirmation Agreement with Midwest Guaranty Bank (collectively, the "Midwest Forbearance Agreement"). Midwest Guaranty Bank agreed to forbear from accelerating the Midwest Facility for certain stated defaults. Among others, the Company was in default of the Midwest Facility primarily because it was in default of the ANB Facility. The forbearance was based on the continued compliance with the terms of the Midwest Forbearance Agreement, which included an accelerated principal payment schedule of $5 per month. The entire indebtedness under the Midwest facility was due and paid by October 31, 2002.

     b.    LANDMARK LOANS:

     In June 2001, Landmark loaned the Company a total of $650. Such loan was evidenced by a Loan and Security Agreement, as amended, dated June 14, 2001 (the "Landmark Bridge Loan"). The Landmark Bridge Loan provided for repayment on demand and the accrual of interest at a rate of 12% per annum and granted a second lien on substantially all of the Company's assets.
The Landmark Bridge Loan was ultimately funded up to $5,000 before it was cancelled on July 30, 2001 and replaced with a $5,000 Amended and Restated Senior Secured Loan and Security Agreement (the "Senior Secured Loan"), also dated July 30, 2001. The Senior Secured Loan currently carries a lien on principally all of the Company's assets. Offering costs of $643 assigned to the debt were recorded in the transaction.

     The Senior Secured Loan is payable on June 30, 2006 and bore interest at 12.0% per annum until November 12, 2001 at which time the interest rate was reduced to 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark.

     At December 31, 2002, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. The following is a list of the material defaults under the Senior Secured Loan, and therefore under the Grid Note and the Amended and Restated Loan and Security Agreement, as these notes are cross-collateralized:

     . The Company's failure to achieve a prescribed amount of billings during 2001 (a requirement of the Amended and Restated Loan Agreement); and

     . The Company's failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities (requirements of the Amended and Restated Loan Agreement); and

     . The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth (a requirement of the Amended and Restated Loan Agreement).

     The Company's failures to comply with such covenants constitute events of default. Consequently, the Senior Secured Loan, including accrued interest, is immediately due and payable at the option of Landmark.

Accordingly, the Company has reclassified the Senior Secured Loan, including the in-kind interest which has been compounded on the principal balance totaling $5,592 as currently payable as of December 31, 2002.

     In connection with the Senior Secured Loan, the Company issued the Landmark Warrants. The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The Landmark Warrants contain a net exercise feature and were exercisable for 10,000,000 million shares of the Company's common stock at an exercise price of $0.50 per share on November 12, 2001 (automatically increasing to $0.75 per share on July 30, 2005 if not previously exercised). The Company automatically issues to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. Under APB 14, the Company assigned a $2,400 value to the Landmark Warrants and recorded it as additional paid-in-capital and debt discount.

     The debt discount of $3,017 resulting from the offering costs and warrant allocation from the Senior Secured Loan was amortized immediately to interest expense in 2001. This was due to covenant violations by the Company causing the entire loan to be immediately due and payable at the option of Landmark.

     During the second half of 2001, Landmark loaned to the Company under a restated commercial demand grid note (the "Grid Note") an aggregate of $17,249, of which $16,500 related to cash advances (in separate drawdowns, several of which were related to Shortfall Events that occurred under the Securities Purchase Agreement) and $749 related to transaction costs reimbursable to Landmark. The principal balance outstanding under the Grid Note bore interest at 8.0% per annum. The Grid Note including accrued interest was immediately due and payable at the option of Landmark. The Grid Note was cross-collateralized with the Senior Secured Loan and maintained the exact same covenants as the Senior Secured Loan. The entire $749 of offering costs reimbursable to Landmark was expensed in 2001 and was included as general and administrative expense.

     On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its right to apply $10,000 of principal and $108 of accrued interest then outstanding under the Grid Note to the purchase of Series B Preferred Stock (Note 10).

     On January 29, 2002, Landmark loaned to the Company, under the Grid Note, an additional $21 related to transaction costs reimbursable to Landmark. On February 28, 2002, Landmark loaned the Company an additional $1,500 under the Grid Note, in connection with another Shortfall Event, bringing the outstanding principal balance to $8,770. On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note to the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share). Consequently, there is no balance due under the Grid Note at December 31, 2002. The Grid Note bears interest at eight percent (8%) per annum and may evidence up to $20,000 in advances.


8.   COMMITMENTS AND CONTINGENCIES:

     a. LETTERS OF CREDIT: At December 31, 2001, the Company maintained five letters of credit totaling $1,747, net of a $231 restricted certificate of deposit to secure a line of credit. These letters of credit collateralized the lease deposits for the Company's office facilities in Chicago, New York and San Francisco. All letters of credit expired as of December 31, 2002.

     On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank to collateralize lease deposits on the Company's office facilities (the "Landmark Letters of Credit"). The Company has replaced the letters of credit outstanding under the ANB Facility with the Landmark Letters of Credit. Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The Landmark Letters of Credit expire in March and April of 2003. Landmark has applied to Wachovia for a renewal of such Letters of Credit and may, in its sole discretion, cancel such Letters of Credit on ninety (90) days written notice to the Company. If the Landmark Letters of Credit so expire or are cancelled, the Company will need to enter into an alternate credit arrangement.

     b. LITIGATION: During 2000, the Company settled several patent infringement suits. As a result of these settlements, the Company expects to receive certain royalty payments. These payments are contingent upon certain business transactions occurring and other transactions not occurring over the next three years. There can be no assurance that the agreements will result in additional royalty revenue. One of these settlements contained certain change in control provisions which may result in the acquired party paying to the other party $1,500 as additional royalties.

     During 2001, the Company accepted a mediation award with a non-operating business related lawsuit pursuant to which the Company paid the plaintiff the sum of $219.

     The Company is currently a defendant in two patent infringement lawsuits and one business related lawsuit. While the Company believes that these actions are without merit and intends to defend them vigorously, the Company's efforts may not be successful and may have an adverse impact on the Company's business. An unfavorable outcome for the Company is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

     In 2003, the Company entered into a settlement agreement with Netcentives, Inc. and also settled other litigation where the Company was the Plaintiff (see Note 14).

     c. LEASES: The Company leases equipment and its office premises under operating lease agreements. Rental expense under these agreements was $1,961, $2,405 and $1,846 during 2002, 2001 and 2000, respectively.

     At December 31, 2002, future minimum payments under noncancelable operating leases were as follows:

     For the years ended December 31:

                 2003 . . . . . . . . . . .      $ 1,645
                 2004 . . . . . . . . . . .        1,654
                 2005 . . . . . . . . . . .        1,526
                 2006 . . . . . . . . . .          1,339
                 2007 . . . . . . . . . . .        1,363
                 and thereafter . . . . . .        3,273
                                                 -------
                 Total. . . . . . . . . . .      $10,800
                                                 =======


9. INCOME TAXES: Under SFAS No. 109, "Accounting for Income Taxes" deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases and for tax carryforward items using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets consist of the following:

                                                   December 31,
                                                  2002       2001
                                                --------   --------
Deferred tax assets:
  Net operating loss carryforward . . . . . . . $  3,053   $  1,276
Amounts to adjust from accrual
 method to the cash method of
 accounting used for tax purposes . . . . . . .     (779)      (553)
Allowance for doubtful accounts . . . . . . . .      286        335
Deferred revenue. . . . . . . . . . . . . . . .      196        192
Deferred compensation . . . . . . . . . . . . .    --         1,505
Property and equipment. . . . . . . . . . . . .      255        205
Capitalized software. . . . . . . . . . . . . .     (267)      (576)
Debt discount . . . . . . . . . . . . . . . . .      803      1,032
Lease exit liability. . . . . . . . . . . . . .      504      --
Asset impairment. . . . . . . . . . . . . . . .      468      --
Landmark Transaction fees . . . . . . . . . . .      207      --
Other . . . . . . . . . . . . . . . . . . . . .       33        132
Valuation allowances. . . . . . . . . . . . . .   (4,759)    (3,548)
                                                --------   --------
                                                $  --      $   --
                                                ========   ========

     The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 38% is due to net operating losses not being benefitted. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset. Accordingly, there is no provision for income taxes for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company has net operating loss carryforwards of approximately $8,035, $3,357 and $63,213 at December 31, 2002, 2001 and 2000,
respectively. As a result of the issuance of Series B Preferred Stock to Landmark, the Company triggered tax rules under Section 382 of the Internal Revenue Code, which limits the ability of the Company to offset taxable income earned subsequent to the initial issuance of the Series B Preferred Stock on November 12, 2001 with the Company's net operating losses.

10.  REDEEMABLE PREFERRED STOCK

     a. SERIES B PREFERRED STOCK: On November 12, 2001, under the Securities Purchase Agreement, the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B Preferred Stock for $10,108. This transaction was approved at the annual stockholders meeting on September 20, 2001. The Series B Preferred Stock has certain conversion rights and has an 8% quarterly dividend payable in additional shares of Series B Preferred Stock. On October 24, 2002, in connection with one Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets over current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of December 31, 2002, Landmark holds 148,600,102 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and holds a warrant to purchase 10,807,799 shares of the Company's common stock. Under
Section 382 of the Internal Revenue Code, this transaction with Landmark will result in a limitation on the amount of net operating loss carryforwards that can be utilized in future years. See Note 9 for a further discussion of income taxes related to the Company. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. Landmark has the right to elect not less than a majority of the Company's board of directors. As of December 31, 2002, the Company has reserved approximately 160 million shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and the exercise of all outstanding Landmark Warrants. See Note 2 for further description of the terms of the Series B Preferred Stock.

     b. SERIES C PREFERRED STOCK: As a condition to the consummation of the Landmark Transaction on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) 13,000,000 shares of $0.001 par value Series C Preferred Stock. The Series C Preferred Stock was given in exchange for the Director Notes (see Note 3c), the related accrued interest and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals. As a result of the exchange, the Company recorded a gain of $327. As of December 31, 2002, the Company has reserved 13,000,000 shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock. See Note 2 for further description of the terms of the Series C Preferred Stock.


11.  STOCKHOLDERS' (DEFICIT) EQUITY:

     a. MERGER: The Company consummated a merger on September 25, 2001 that resulted in the change of the Company's name from coolsavings.com inc. to CoolSavings, Inc. and a change in the Company's state of incorporation from Michigan to Delaware. As a result of the merger, the common and preferred stock changed from no par to $0.001 par stock. Also, the number of authorized shares of common stock increased from 100,000,000 to 379,000,000, and the number of authorized shares of preferred stock increased from 10,000,000 to 271,000,000. The Company has designated 258,000,000 shares of preferred stock as Series B and 13,000,000 shares of preferred stock as Series C. Pursuant to the merger agreement, each share of coolsavings.com inc. common stock issued and outstanding immediately prior to the merger was converted into one share of common stock of CoolSavings, Inc.

     b. STOCK SPLIT: On April 7, 2000 the Board of Directors approved a 1,150 for 1 common stock split. All share and per share amounts have been retroactively restated to reflect the split.

     c. INITIAL PUBLIC OFFERING: On May 19, 2000, the Company completed its IPO in which the Company sold 3,300,000 shares of its common stock, resulting in proceeds to the Company of $19,625, after deducting underwriters discounts and commissions and other related offering expenses.

     d. COMMON STOCK OPTIONS: On September 20, 2001, the Company's stockholders, in conjunction with the annual meeting, ratified the adoption of the 2001 Stock Option Plan (the "2001 Employee Plan") to replace the 1997 Employee Plan. Additionally, in conjunction with the Landmark Transaction, the 1999 Non-Employee Plan was terminated.

     Vesting under the 2001 Employee Plan is determined by the Board of Directors on an individual grant basis and is typically incremental vesting over a period of approximately four years. Options that were granted under the 1997 Employee Plan vest over a period of approximately four years. Options that were granted under the 1999 Non-Employee Plan became fully vested one year from the date of the grant. The term of the grants made under each plan is established by the Board of Directors and may not exceed ten years. The Company is authorized under the 2001 Employee Plan to issue stock options to purchase up to 7,953,954 shares of common stock plus an additional 1,800,000 shares related to cancellations of certain stock options as defined in the plan.

     The Company has reserved 4,732,172, and 63,250 shares of common stock for option exercises under the 1997 Employee Plan and the 1999 Non-Employee Plan, respectively. Additionally, the Company has reserved 7,953,954 shares of common stock under the 2001 Employee Plan, plus up to 1,800,000 shares issued in connection with the cancellation of options under the 1997 Employee Plan for the exercise of stock options issued or to be potentially issued.

     Outside of the above plans, the Company has granted options to a certain employee in conjunction with the execution of a Board-approved employment contract consistent with the 1997 Employee Plan. These options are included in the disclosures that follow.

     The following information relates to stock options whose exercise price equaled the fair value of the underlying stock on the date of grant:

                             Year Ended December 31,
            ---------------------------------------------------------
                      2002              2001              2000
               ------------------------------------------------------
                         Weighted          Weighted          Weighted
                         Average           Average           Average
                         Exercise          Exercise          Exercise
                 Share    Price    Shares   Price   Shares    Price
               --------- -------- -------------------------- --------
Outstanding at
 beginning of
 period        5,718,180   $1.68  4,429,817  $4.42 4,252,217   $3.51
Granted          101,000    0.11  3,450,445   0.45 1,175,770    7.32
Exercised          --                  --      --   (379,730)   2.17
Forfeited/
 expired        (889,740)   2.26 (2,162,082)  4.17  (618,440)   4.96
               ---------         ----------       ----------
Outstanding at
 end of period 4,929,440   $1.55  5,718,180  $1.68 4,429,817   $4.42
               =========         ==========       ==========
Exercisable at
 end of period 3,800,462   $1.37  3,149,311  $1.36 1,151,357   $1.78
               =========         ==========       ==========
Weighted average
 fair value of
 options granted
 during the period         $0.10             $0.44             $5.03

     The following information relates to options whose exercise price exceeded the fair value of the underlying stock on the date of grant:

                             Year Ended December 31,
            ---------------------------------------------------------
                      2002              2001              2000
               ------------------------------------------------------
                         Weighted          Weighted          Weighted
                         Average           Average           Average
                         Exercise          Exercise          Exercise
                 Share    Price    Shares   Price   Shares    Price
               --------- -------- -------------------------- --------
Outstanding at
 beginning of
 period          262,201   $3.28    299,215  $7.00     --      $ --
Granted        4,465,241    0.20    150,000   0.50   320,813    7.00
Exercised          --        --        --      --      --        --
Forfeited/
 expired        (390,689)   0.53   (187,014)  6.78   (21,598)   7.00
               ---------         ----------       ----------
Outstanding at
 end of period 4,336,753   $0.36    262,201  $3.28   299,215   $7.00
               =========         ==========       ==========
Exercisable at
 end of period   225,598   $1.92    188,276  $1.82     --      $ --
               =========         ==========       ==========
Weighted average
 fair value of
 options granted
 during the period         $0.09             $0.32             $2.89


     The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                  December 31, 2002
               ------------------------------------------------------
                             Outstanding              Exercisable
                --------------------------------- -------------------
                              Remaining
                              Average    Weighted            Weighted
                             Contractual  Average             Average
Exercise Price                  Life     Exercise            Exercise
Range               Options  (in years)    Price   Options     Price
--------------     --------- ----------- --------  --------  --------

$0.07-$0.20        4,466,271       9.09   $ 0.19    105,000   $ 0.17
$0.21-$0.50        3,559,480       6.68     0.46  3,080,242     0.47
$0.51-$2.88          528,500       6.13     2.13    392,960     2.15
$3.13-$6.00          132,050       6.89     4.41     99,410     4.37
$6.06-$11.00         579,892       7.07     8.55    348,448     8.30
                   ---------      -----   ------  ---------   ------
Totals             9,266,193       7.84   $ 0.99  4,026,060   $ 1.40
                   =========      =====   ======  =========   ======

     The Company adopted the disclosure requirements of SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." As permitted by SFAS 123, "Accounting for Stock Based Compensation," the Company continues to apply the accounting provisions of APB Opinion Number 25, "Accounting for Stock Issued to Employees" with regard to the measurement of compensation cost for options granted. The Company recognized $0, $0, and $3,960 of compensation expense during 2002, 2001 and 2000, in conjunction with grants made under its fixed stock option plans. Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:

                                      Years Ended December 31,
                                ----------------------------------
                                     2002       2001       2000
                                  ---------- ---------- ----------
Net loss applicable to common
  stockholders, as reported       $   (9,196)$  (30,658)$  (59,108)

Deduct:  Stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                         (2,439)    (2,249)    (2,714)
                                  ---------- ---------- ----------
Pro forma net loss applicable to
  common stockholders             $  (11,635)$  (32,907)$  (61,822)
                                  ========== ========== ==========

Weighted average shares
  outstanding                     39,093,660 39,093,660 36,313,759

Earnings per share:
  Basic and diluted - as reported $    (0.24)$    (0.78)$    (1.63)

  Basic and diluted - pro forma   $    (0.30)$    (0.84)$    (1.70)


     These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, timing of additional grants of stock option awards and number of shares granted for future awards.

     The assumptions used for valuations of option grants calculated in accordance with SFAS 123 are as follows:

                                     2002       2001       2000
                                  ---------- ---------- ----------

Annualized dividend yield               0.00%     0.00%      0.00%
Risk-free rate of return                4.21%     4.49%      6.28%
Expected option term (in years)          5.00     5.00       5.00
Expected volatility                   247.63%   231.37%     74.80%

     e. COMMON STOCK COMPENSATION: On December 30, 1999, the Company entered into a termination and consulting agreement with its former president. In conjunction with the termination and consulting agreement, the Company agreed, effective January 6, 2000, to extend the expiration date of the former President's options to purchase an aggregate of 661,250 shares of the Company's common stock at a price of $2.17 per share until the first anniversary of the termination of the consulting agreement. The extension of the stock option agreements resulted in a remeasurement of the compensation cost associated with the stock options. Accordingly, a total non-cash compensation charge of $3,960 was recognized on a straight-line basis during 2000.

     The Company granted options to purchase 150,000 shares of common stock pursuant to the employment agreement with Steven Golden, the then current President and Chief Executive Officer of the Company, in April 2001. Pursuant to the July 30, 2001 severance agreement between the Company and Steven Golden, all of the options granted to Mr. Golden by the Company as of the date thereof became immediately vested and fully exercisable. The options were also repriced at a strike price of $0.50 per share. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The Company did not recognize any expense in 2002 or 2001 related to these options, as they had no intrinsic value.

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

     f. STOCK-BASED COMPENSATION: On April 6, 2000, the Company granted an option to purchase up to $500 of its common stock at the per share public offering price established in the Company's initial public offering. This option was granted for consulting services related to intellectual property licensed by the Company. The options were valued at $102 using the Black-Scholes option pricing model. The options expired unexercised during 2000.


12. EARNINGS PER SHARE: SFAS 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted EPS for the years ended December 31, 2002, 2001 and 2000.

                                      Years Ended December 31,
                                ----------------------------------
                                     2002       2001       2000
                                  ---------- ---------- ----------
Numerator:
  Loss before extraordinary gain  $   (8,287)$  (29,554)$  (39,240)

Extraordinary gain                     --           327      --
                                  ---------- ---------- ----------
Net loss                              (8,287)   (29,227)   (39,240)

Deemed dividend representing the
  beneficial conversion feature of
  Series A Preferred Stock             --         --       (19,868)
Accretion of convertible redeemable
  Series B Preferred Stock to
  redemption value                     --        (1,318)     --
Cumulative dividends on Series B
  Preferred Stock                       (909)      (113)     --
                                  ---------- ---------- ----------
Loss applicable to common
  stockholders                    $   (9,196)$  (30,658)$  (59,108)
                                  ========== ========== ==========

Basic and diluted loss per
  share before extraordinary gain $    (0.24)$    (0.79)$    (1.63)
Extraordinary gain                     --          0.01      --
                                  ---------- ---------- ----------
Basic and diluted net loss
  per share                       $    (0.24)$    (0.78)$    (1.63)
                                  ========== ========== ==========
Denominator:
  Weighted average shares used
    in the calculation of basic
    and diluted net loss per share39,093,660 39,093,660 36,313,759
                                  ========== ========== ==========

     The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of unsecured convertible subordinated notes, exercise of employee stock options and warrants, and conversion of convertible preferred stock, as the effect of such exercises would be anti-dilutive.


13. 401(k) PLAN: On February 11, 1997, the Company adopted a 401(k) plan for employees. All employees who meet certain age requirements are eligible to participate. Matching contributions are made at the discretion of the Company. The Company made no matching contributions during 2002, 2001, or 2000.


14.  SUBSEQUENT EVENTS

     On October 21, 1998, the Company instituted a lawsuit in the Northern District of Illinois against Catalina Marketing International, Inc. and its affiliate Supermarkets Online, Inc. (together with Catalina Marketing International, Inc., "Catalina") for infringement of the Company's United States Patent No. 5,761,648 (the " '648 Patent"), seeking unspecified damages and a permanent injunction against further infringement. Catalina filed counterclaims alleging the invalidity of the Company's patent and sought unspecified damages, attorneys' fees and injunctive relief. On February 21, 2003, the Company settled this lawsuit and agreed to pay Catalina $350. The settlement dismissed all claims and counterclaims of the parties, including claims for attorneys' fees and expenses, with prejudice. The payment of this settlement was shared with a third party, resulting in a net expense to the Company of $150. The Company recorded this net expense as a charge to general and administrative expense in 2002.

     In February of 2003, the Company received notice of entry of an order by the United States Bankruptcy Court of the Northern District of California, Division 3 approving a Settlement Agreement and Mutual Release with Netcentives, Inc. (the "Settlement"). Pursuant to the Settlement, the Company recorded a gain of $256, which was recorded in the Company's financial statements as a reduction of cost of revenues in 2002. In addition, the Settlement released the Company from any past or future obligation of payments to Netcentives, Inc. The Company recorded a charge of $321 for unpaid service fees to Netcentives, Inc. in 2001. This charge was reversed against cost of revenues in 2002.

     Dividends in the amount of 1,822,567 shares of Series B Preferred Stock accrued "in-kind" on the existing shares of Series B Preferred Stock as of December 31, 2002, and the Company declared and paid the dividends on January 1, 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers

     The names, ages and positions held by our executive officers and directors as of March 24, 2003 are as follows:


                                                          Officer/
                                                          Director
Name                Age  Position                          Since
----                ---  --------                         --------

Matthew Moog         33  President and Chief
                         Executive Officer, Director        1996
John J. Adams        31  Chief Operating Officer            1999
David B. Arney       40  Chief Financial Officer            2001
David B. Desser      34  Vice President of
                         Business Affairs                1999-2000,
                         and General Counsel                2001
Charles M. Kingery   48  Senior Vice President, Sales       2002
Richard H. Rogel     54  Chairman of the Board              1996
R. Bruce Bradley     53  Director                           2001
Gary S. Briggs       40  Director                           2002
James S. Correll     37  Director                           2002
Guy R. Friddell, III 52  Director                           2001
John Giuliani        42  Director                           2002
Hugh R. Lamle        57  Director                           1998
Karl B. Quist        31  Director                           2001
Daniel Scherr        55  Director                           2002
Debora J. Wilson     45  Director                           2002

     Matthew Moog has served as our President and Chief Executive Officer since July 2001. From January 2001 to July 2001, he was our President and Chief Operating Officer and, from August 1998 to January 2001, was our Executive Vice President, Sales and Marketing. From October 1996 to July 1998, Mr. Moog served as our Vice President, Sales. Prior to joining us, Mr. Moog worked for Microsoft Corporation in various capacities from June 1992 to September 1996, including Strategic Integrator Account Executive, MSN Business Development Executive and Internet Business Development Manager. Mr. Moog holds a B.A. in Political Science from the George Washington University.

     John J. Adams has served as our Chief Operating Officer since July 2001 and was our Executive Vice President, Operations and Technology from October 1999 until July 2001. From January 1999 to October 1999, Mr. Adams served as our Executive Vice President, Engineering and Chief Technology Officer. Prior to joining us, Mr. Adams worked in several capacities for Arthur Andersen Business Consulting from July 1993 to January 1999, including Manager--Architecture and Methodology, Manager of Client Server and Internet Development and Senior Systems Consultant. Mr. Adams holds a B.S. in Management of Information Systems from Florida State University. He is currently an M.B.A. candidate at Kellogg Graduate School of Management at Northwestern University.

     David B. Arney has served as our Chief Financial Officer since
October 2001. Mr. Arney joined us from eLoyalty Corporation, where he was Director of Worldwide Finance from September 1999 to September 2001. From July 1990 through September 1999, Mr. Arney held positions of increasing responsibility at TransUnion, LLC, where he was most recently Division Controller of the Credit Reporting Division. Earlier in his career, Mr. Arney spent two years with Federated Foods, Inc. and its affiliates as an Accounting and Financial Reporting Manager and four years at Deloitte and Touche in its audit practice. Mr. Arney received his B.B.A. in Accountancy from Western Michigan University and an M.B.A. from Kellogg Graduate School of Management at Northwestern University. Mr. Arney is a Certified Public Accountant.

     David B. Desser has served as our Vice President of Business Affairs and General Counsel since November 2001, and was appointed Secretary of the Company in December 2001. From July 1999 to September 2000, Mr. Desser served as our Vice President and General Counsel. Mr. Desser has been engaged in the private practice of law during the periods in which he has not been employed by the Company. From December 1994 through July 1999, Mr. Desser was an associate with the law firm of Katten Muchin Zavis Rosenman focusing on mergers and acquisitions. Mr. Desser holds a B.A. in Politics from Brandeis University and a J.D. from the Georgetown University Law Center.

     Charles M. Kingery has served as our Senior Vice President of Sales since November 2002. Mr. Kingery joined the Company from Information Resources Inc., where he served as Executive Vice President and General Manager of Client Sales and Customer Marketing. Prior to his tenure at Information Resources, Inc., Mr. Kingery spent 20 years with Kraft/General Foods in various sales and marketing management roles. He is a graduate of Kenyon College.

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

     R. Bruce Bradley has served as President of Landmark Publishing Group since January 1999. In 1995 he was named President and Publisher of The Virginian-Pilot, Landmark's flagship newspaper in Norfolk, Virginia. He previously held numerous positions with The Virginian-Pilot, in addition to positions at Landmark's two other metro papers, the News & Record in Greensboro, North Carolina and The Roanoke Times in Roanoke, Virginia. Mr. Bradley served for three years as a ship navigator in the U.S. Navy. He is the past chairman of the Hampton Roads Chamber of Commerce and past Chairman of the Hampton Roads YMCA. Mr. Bradley holds a B.S. in Business Administration from Villanova University, and a M.B.A. from Old Dominion University.

     Gary S. Briggs is the Vice President of Consumer Marketing for eBay, Inc., a position he has held since February 2002. Prior to his current position, Mr. Briggs was the Chief Marketing Officer and one of the founders of OurHouse.com, an internet retailer focused on home related products and services. Prior to founding OurHouse.com in 1999, he was Director of Brand Strategy for IBM Corporation. Before joining IBM in 1997, he worked for six years at Pepsi-Cola, most recently as Marketing Director for Brand Pepsi. Prior to Pepsi, Mr. Briggs worked for four years at McKinsey and Company as an associate and engagement manager. Mr. Briggs holds an A.B. in Political Science and American Civilization from Brown University and an M.B.A. from Kellogg Graduate School of Management at Northwestern University.

     James S. Correll is a Senior Vice President of Harte-Hanks (NYSE:
HHS), a worldwide, direct and interactive services company that provides end-to-end customer relationship management (CRM) and related marketing service solutions for a host of consumer and business-to-business marketers. Mr. Correll has over 15 years of direct, database and interactive marketing experience working with Global 1000 companies and has been with Harte-Hanks since 1995. Prior to joining Harte-Hanks, Mr. Correll held sales management positions with ACS, a leader in database management and Equifax, a marketing information technology company. Mr. Correll holds a B.A. in Finance and Marketing from the University of Nebraska.

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

     John Giuliani is the founder of Rainmaker Consulting Group, Inc., which specializes in strategic sales and marketing consulting with marketing services firms. Mr. Giuliani serves on the Board of Directors of the Gator Corporation and on the Advisory Board of Imagitas Inc. Prior to founding Rainmaker Consulting Group in July 2001, Mr. Giuliani served in various capacities for Catalina Marketing from December 1996 through April 2002. From January 2001 through April 2002, Mr. Giuliani was Executive Vice President - Strategic Accounts. From January through December 2000, Mr. Giuliani was President of North America for Catalina Marketing Services. From June 1998 through December 1999, Mr. Giuliani was Executive Vice President - Sales. From December 1996 through May 1998, Mr. Giuliani was Senior Vice President - Sales West. Prior to joining Catalina, Mr. Giuliani was with ACTMEDIA where he was part of the launch team of the Instant Coupon Machine. Before entering the marketing services space, Mr. Giuliani spent 8 years in consumer packaged goods sales and marketing with Beecham Products and Frito-Lay, Inc. Mr. Giuliani has an M.B.A. from Kellogg Graduate School of Management at Northwestern University, as well as a B.S. in Business Administration from the University of Illinois.

     Hugh R. Lamle has served as Executive Vice President and a principal of M.D. Sass Investors Services Inc., a registered investment advisory firm since April, 1974. Since June 1995, Mr. Lamle has also served as President and Chief Investment Officer of Chase & M.D. Sass Partners, a joint venture between Chase Manhattan Bank and M.D. Sass Investors Services which manages portfolios for corporate and institutional investors. Mr. Lamle also serves as President of Resurgence Asset Management and on the advisory board of Real Estate Capital Partners, both affiliates of M.D. Sass, as Executive Vice President and a director of Corporate Renaissance Group, Inc., a closed-end business development company, and as a public director of the Finex division of the New York Cotton Exchange. Mr. Lamle holds a B.A. in Political Science and Economics from Queens College and an M.B.A. from Baruch College at the City University of New York.

     Karl B. Quist serves as a Director, New Ventures at Landmark Communications, Inc. Prior to joining Landmark in 2001, Mr. Quist spent two years as a consultant with McKinsey & Company, Inc. Before his tenure at McKinsey & Company, Mr. Quist served as a Supply Officer with the United States Navy from 1995 through 1999. Mr. Quist holds a B.S. in Commerce from the University of Virginia and an M.B.A. from the Darden Graduate School of Business Administration.

     Daniel Sherr is the Executive Vice President of Strategic Business Development at Information Resources, Inc. (IRI). He joined IRI in November of 1999 to drive its internet initiative. Mr. Sherr previously was employed by ADVO, a direct mail company, where he was Vice President of Targeting and Database Marketing Services. Prior to joining ADVO, Mr. Sherr was Managing Director of Computerized Marketing Technologies in the UK where behaviorgraphics, a system for segmenting the population based on behavior, was developed. Mr. Sherr was a Founding Partner of Claritas, the developers of geodemography and the PRIZM Segmentation system. Mr. Sherr began his career in product management at Kraft Foods and Quaker Oats. Mr. Sherr holds both a B.A. in Economics and a M.S. in Marketing from Pennsylvania State University.

     Debora J. Wilson is President and Chief Executive Officer of weather.com, a division of The Weather Channel, a wholly owned subsidiary of Landmark Communications, Inc. Prior to joining The Weather Channel in 1994, Ms. Wilson was a 15-year veteran of the telecommunications industry, holding various positions with Bell Atlantic and the Chesapeake and Potomac Telephone Company. Ms. Wilson earned a Bachelor's Degree in Finance and Business Management from George Mason University.

     Pursuant to the Landmark Transaction, Landmark has the right to designate not less than the majority of the Board of Directors of the Company. R. Bruce Bradley, Guy R. Friddell, III and Karl B. Quist are employees of Landmark. Debora J. Wilson is the Chief Executive Officer of weather.com a division of The Weather Channel, a wholly owned subsidiary of Landmark. Messrs. Bradley, Friddell, and Quist, and Ms. Wilson were named to the Company's Board as Series B Director Designees.

     Each director is elected for a one-year term at our annual meeting of stockholders and serves until the next annual meeting of stockholders or until his or her successor is duly elected and qualified.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     We are required to identify each person who was an officer, director or beneficial owner of more than 10% of its registered equity securities during its most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934. Based solely on our review of the copies of such reports received by us, and written representations from certain reporting persons, we believe, that during the year ended December 31, 2002, our directors, executive officers and beneficial owners of more than 10% of our capital stock have complied with all such filing requirements applicable to them, except that
(a) Peter Sugar, our former Secretary filed a late Form 3 reporting his beneficial ownership; (b) Richard Rogel, a Director of the Company, filed late one Form 4 reporting one transaction; (c) Debora J. Wilson, a Director of the Company, filed late two Form 4s reporting two transactions; (d) Landmark Ventures VII, LLC, a 10% owner of the Company's stock, filed a Form 5 reporting one transaction; (e) Landmark Communications, Inc., a 10% owner of the Company's stock, filed a Form 5 reporting late one transaction; (f) Charles Kingery, our Senior Vice President of Sales, filed a Form 5 reporting late one transaction, and (g) Matthew Moog, our President, Chief Executive Officer and a Director of the Company, filed a Form 5 reporting late one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth all compensation paid to our Chief Executive Officer and our three other executive officers at December 31, 2002 (the "Named Executive Officers").

                      SUMMARY COMPENSATION TABLE

                                                            Long-term
                                                             Compen-
                                   Annual Compensation       sation
                             ------------------------------ ----------
                                                   Other    Securities
                                                   Annual   Underlying
                               Salary             Compensa-   Options/
                        Year    ($)    Bonus ($)  tion ($)      SAR's
                       ------ -------- ---------  --------- ----------

Matthew Moog (1)         2002 $346,100  $  --      $   -       328,571
  President and          2001  277,269     --          -     1,000,000
  Chief Executive        2000  254,011   100,000       -          -
  Officer

John J. Adams            2002 $166,733  $  --      $   -       157,143
  Chief Operating        2001  165,000     --          -       175,000
  Officer                2000  149,999   100,000       -          -

David B. Arney (2)       2002 $163,773  $  --      $   -
  Chief Financial        2001   38,077     --          -       125,000
  Officer

David B. Desser (3)      2002 $149,790  $  --      $   -           -
  Vice President of      2001   20,192     --                  100,000
  Business Affairs and   2000   91,447     7,417       -           -
  General Counsel

(1) On July 30, 2001, we entered into an employment agreement with Matthew Moog, who became our President and Chief Executive Officer. The employment agreement has a term of three years, provides for an annual base salary of $345,000, and provides for the grant of an option to purchase 750,000 shares of our common stock. The employment agreement further provides that Mr. Moog would be granted 200,000 additional options on the first and second anniversary of the agreement if he is still employed by us.

(2)  We hired Mr. Arney in October 2001.

(3)  Mr. Desser was not employed by us from October 2000 to November 2001.

STOCK OPTIONS

     The following table sets forth summary information concerning individual grants of stock options made during 2002 to each of the Named Executive Officers:

                         OPTION GRANTS IN 2002

                            Percent of
                              Total
              Number of      Options                          Grant
              Securities    Granted to                        Date
              Underlying    Employees  Exercise              Present
               Options      in Fiscal   Price     Expiration  Value
Name           Granted      Year (2)   ($/Share)    Date       (3)
------        ----------    ---------- ---------  ---------- --------

Matthew Moog  328,571(1)         7.2%     $0.20    1/1/2012  $29,355

John J. Adams 157,143(1)         3.4%     $0.20    1/1/2012  $14,039

David B. Arney    --              --       --          --       --

David B. Desser   --              --       --          --       --

--------------------

(1) Options granted with an exercise price above the market price of our shares on the date of grant; vesting in equal annual increments on the first four anniversaries of the date of grant; and having a term of ten years from the date of grant.

(2) Based on a total of 4,566,241 option shares granted to our employees under our 1997 Stock Option Plan and our 2001 Stock Option Plan during 2002.

(3) Like all public companies, we are required to indicate a grant date present value of the option using one of the methods prescribed by the United States Securities and Exchange Commission. We have chosen to use the Black-Scholes present value option pricing model, which is a method of calculating a theoretical present value of the options based upon a mathematical formula using certain assumptions.

The following assumptions were used in calculating the Black-Scholes values shown on the table: an assumed option life of five years; an interest rate of 4.38%, which represents the yield of a bond equivalent with a maturity date similar to the assumed exercise period; assumed annual volatility of underlying shares of 248.05%, calculated based on historical, daily share price movement since inception; zero dividend yield; and the vesting schedule indicated for the respective option grant.

     The following table sets forth the number and value of securities underlying unexercised options held by each Named Executive Officer as of December 31, 2002:

    AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

                                         Number of
                                     Securities Underlying
                                     Unexercised Options at
                                       December 31, 2002
                                 -----------------------------
                                    Exer-             Unexer-
Name                                cisable           cisable
----                               ---------         ---------

Matthew Moog. . . . . . . . .      1,084,612           856,196

John J. Adams . . . . . . . .        385,450           247,993

David B. Arney. . . . . . . .         41,250            83,750

David B. Desser . . . . . . .         25,000            75,000

None of the options included in this table were in-the-money as of December 31, 2002.


DIRECTOR COMPENSATION

     Directors who are also our employees receive no compensation for serving on the Board of Directors. Directors who are not employees of CoolSavings do not currently receive any cash compensation from us for their service as members of the Board of Directors, although they are reimbursed for all travel and other expenses incurred in connection with attending Board and committee meetings. Under our 1999 Non-Employee Director Stock Option Plan, non-employee directors are also eligible to receive automatic stock option grants upon their initial appointment to the Board of Directors and at each of our annual stockholder meetings. In 2002, Mr. Briggs, Mr. Correll, Mr. Giuliani and Mr. Sherr each received options to purchase 100,000 Shares of our common stock that vest in four equal annual installments for serving as unrelated party board members.

     Mr. John Giuliani, one of our directors, is a paid consultant to our company. Mr. Giuliani provides marketing services consulting services to us for a fixed fee of five thousand dollars per month. Mr. Giuliani has been compensated for his consulting services since November 2002.


EMPLOYMENT AGREEMENTS

     Employment Agreement with Matthew Moog

     We entered into an employment agreement with Matthew Moog for a term of three years beginning July 30, 2001, which appoints Mr. Moog as Chief Executive Officer and provides for a salary of $345,000 per year, subject to periodic increases by our Board of Directors at its discretion. Mr. Moog is eligible to receive a bonus each year as determined by our board. We also granted Mr. Moog stock options to purchase 750,000 shares of common stock, vesting over five years at an exercise price equal to the greater of the market price on the day of execution of his employment agreement or the 20 day average closing price of our common stock following execution of his employment agreement. On each of the first two anniversaries of the employment agreement (subject to Mr. Moog's continued employment with us), we will grant Mr. Moog additional stock options to purchase not less than 200,000 shares of our common stock, which options will vest over a four year period. In addition, we also accelerated the vesting of other stock options to purchase 250,000 shares of our common stock held by Mr. Moog. If Mr. Moog's employment is terminated without cause, he is entitled to receive a severance payment equal to the greater of the present value of the compensation owed for the remainder of his employment agreement or the present value of the base annual salary then in effect.

     Each of our executive officers has signed our standard terms of employment detailing, among other things, his non-competition and confidentiality obligations and his employment status.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee of the Board of Directors is an officer or employee of us. None of our executive officers of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

COMMON STOCK; SERIES B PREFERRED STOCK; SERIES C PREFERRED STOCK

     The following tables set forth information with respect to the beneficial ownership of our common stock, Series B Preferred Stock, and Series C Preferred Stock, our three classes of voting stock, as of March 1, 2003, by:

     . each person known by us to beneficially own more than 5% of our common stock, Series B Preferred Stock, or Series C Preferred Stock;

     .     each Named Executive Officer;

     .     each of our Directors; and

     .     all executive officers and directors as a group.


     Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock, Series B Preferred Stock, and Series C Preferred Stock subject to options or warrants that are currently exercisable or exercisable within 60 days after March 1, 2003, are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to the shares indicated, subject to applicable community property laws. Beneficial ownership percentages are based on:

     .     39,093,660 shares of common stock outstanding,

     .     150,422,669 shares of Series B Preferred Stock, and

     .     13,000,000 shares of Series C Preferred Stock,

each as of March 1, 2003.

     Unless indicated otherwise, the address of each of the beneficial owners is: c/o CoolSavings, Inc., 360 N. Michigan Avenue, Suite 1900, Chicago, Illinois 60601.

COMMON STOCK
                                                        Percentage
                                        Shares of       of Common
Shares                                 Common Stock       Stock
Name and Address                       Beneficially    Beneficially
of Beneficial Owner                       Owned           Owned
-------------------                    ------------    ------------

Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510             175,420,590 (1)          72.27%

Richard H. Rogel
56 Rose Crown
Avon, Colorado 81620                 13,573,089 (2)          26.05%

Hugh R. Lamle
c/o M.D. Sass
1185 Avenue of the Americas
New York, New York 10036              7,375,466 (3)          14.15%

Steven M. Golden
436 E. North Water St., Unit D
Chicago, Illinois 60611               6,101,815 (4)          15.14%

Matthew Moog                          2,759,439 (5)           6.85%

John J. Adams                           490,286 (6)           1.24%

R. Bruce Bradley
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0 (7)             *

Gary S. Briggs
c/o Ebay, Inc.
2145 Hamilton Ave.
San Jose, California  95125              25,000 (8)             *

Guy R. Friddell, III
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0 (7)             *

Karl B. Quist
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0 (7)             *

John Giuliani
350 Ravine Park Drive East
Lake Forest, Illinois 60045                   0                 *

James S. Correll
c/o Harte Hanks, Inc.
725 Stratford Drive
Encinitas, California 92024                   0                 *

Daniel Sherr
c/o Information Resources, Inc.
150 North Clinton Street
Chicago, Illinois 60661                       0                 *

                                                        Percentage
                                        Shares of       of Common
Shares                                 Common Stock       Stock
Name and Address                       Beneficially    Beneficially
of Beneficial Owner                       Owned           Owned
-------------------                    ------------    ------------

Debora J. Wilson
c/o weather.com
300 Interstate North Parkway
Atlanta, Georgia 30339                        0 (7)             *

David B. Arney                           41,250 (9)             *

David B. Desser                          25,000(10)             *

All directors and executive
  officers as a group
  (14 persons) (11)                  24,289,530              45.07%

   *  Less than 1%.

     (1) Includes 11,099,832 shares of common stock subject to purchase pursuant to an immediately exercisable warrant; 150,422,669 shares of common stock issuable upon conversion of shares of Series B Preferred Stock outstanding on March 1, 2003 and owned by Landmark Ventures VII, LLC, a wholly owned subsidiary of Landmark Communications, Inc.; and 3,008,453 shares of common stock issuable upon conversion of shares of Series B Preferred Stock payable as an in-kind dividend on April 1, 2003 to Landmark Ventures VII, LLC.

     (2) Includes 6,873,113 shares held by a trust of which Mr. Rogel is the trustee; 498,000 shares held by a limited partnership, of which Mr. Rogel is a partner; 11,500 shares of common stock subject to options exercisable within 60 days after March 1, 2003; and 6,190,476 shares of common stock issuable upon conversion of shares of Series C Preferred Stock outstanding on March 1, 2003.

     (3) Includes 394,237 shares of common stock held by HLBL Family Partners, LP, which is controlled by Mr. Lamle; 1,500 shares held by a foundation controlled by Mr. Lamle; 11,500 shares of common stock subject to options exercisable within 60 days after March 1, 2003; and 6,190,476 shares of common stock issuable upon conversion of shares of Series C Preferred Stock outstanding on March 1, 2003.

     (4) Includes 4,382,315 shares of common stock held by a revocable trust, of which Mr. Golden is the trustee; 172,500 shares of common stock held by Steven M. Golden LLC, which is controlled by Mr. Golden; and 1,213,000 shares of common stock subject to options exercisable within 60 days after March 1, 2003.

     (5) Includes 359,968 shares of common stock held by Moog Investment Partners, LP, which is controlled by Mr. Moog; and 1,209,880 shares of common stock subject to options exercisable within 60 days after March 1, 2003.

     (6) Includes 481,086 shares of common stock subject to options exercisable within 60 days after March 1, 2003.

     (7) Does not include the shares of common stock beneficially owned by Landmark Communications, Inc. (including shares of common stock beneficially owned by Landmark Ventures VII, LLC) which shares such individual may be deemed to beneficially own as a result of his or her relationship as a stockholder, director, officer or employee of such entity. Such individual expressly disclaims beneficial ownership of all such shares of common stock.

     (8) Includes 25,000 shares of common stock subject to options exercisable within 60 days after March 1, 2003.

     (9) Includes 41,250 shares of common stock subject to options exercisable within 60 days after March 1, 2003.

     (10) Includes 25,000 shares of common stock subject to options exercisable within 60 days after March 1, 2003.

     (11) Includes 1,805,216 shares of common stock subject to options exercisable within 60 days after March 1, 2003. Does not include shares of common stock beneficially owned or deemed to be beneficially owned by Landmark Communications, Inc.
           (including shares of common stock beneficially owned by Landmark Ventures VII, LLC).


SERIES B PREFERRED STOCK

     Unless indicated otherwise, the address of each of the beneficial owners is: c/o CoolSavings, Inc., 360 N. Michigan Avenue, Suite 1900, Chicago, Illinois 60601.

                                                       Percentage
                                         Series B      of Series B
                                         Preferred     Preferred
Shares                                    Shares         Shares
Name and Address                       Beneficially    Beneficially
of Beneficial Owner                       Owned          Owned
-------------------                    ------------    ------------

Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510             153,431,122 (1)         100.00%

Richard H. Rogel
56 Rose Crown
Avon, Colorado 81620                          0                --

Hugh R. Lamle
c/o M.D. Sass
1185 Avenue of the Americas
New York, New York 10036                      0                --

Steven M. Golden
436 E. North Water St., Unit D
Chicago, Illinois 60611                       0                --

Matthew Moog                                  0                --

John J. Adams                                 0                --

R. Bruce Bradley
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0 (2)            --

                                                       Percentage
                                         Series B      of Series B
                                         Preferred     Preferred
Shares                                    Shares         Shares
Name and Address                       Beneficially    Beneficially
of Beneficial Owner                       Owned          Owned
-------------------                    ------------    ------------
Gary S. Briggs
c/o Ebay, Inc.
2145 Hamilton Ave.
San Jose, California  95125                   0                --

Guy R. Friddell, III
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0 (2)            --

Karl B. Quist
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0 (2)            --

John Giuliani
350 Ravine Park Drive East
Lake Forest, Illinois 60045                   0                --

James S. Correll
c/o Harte Hanks, Inc.
725 Stratford Drive
Encinitas, California 92024                   0                --

Daniel Sherr
c/o Information Resources
150 North Clinton Street
Chicago, Illinois 60661                       0                --

Debora J. Wilson
c/o Weather.com
300 Interstate North Parkway
Atlanta, Georgia 30339                        0 (2)            --

David B. Arney                                0                --

David B. Desser                               0                --

All directors and executive
  officers as a group
  (14  persons) (3)                           0                --

     (1) Includes 150,422,669 shares of Series B Preferred Stock owned by Landmark Ventures VII, LLC, a wholly-owned subsidiary of Landmark Communications, Inc.; and 3,008,453 shares of Series B Preferred Stock payable as an in-kind dividend to Landmark Ventures VII, LLC on April 1, 2003.

     (2) Does not include the shares of Series B Preferred Stock beneficially owned by Landmark Communications, Inc. (including shares of Series B Preferred Stock beneficially owned by Landmark Ventures VII, LLC) which shares such individual may be deemed to beneficially owned as a result of his or her relationship as a stockholder, director, officer or employee of such entity. Such individual expressly disclaims beneficial ownership of all such shares of Series B Preferred Stock.

     (3) Does not include shares of Series B Preferred Stock beneficially owned or deemed to be beneficially owned by Landmark Communications, Inc. (including shares of Series B Preferred Stock beneficially owned by Landmark Ventures VII,
           LLC).

SERIES C PREFERRED STOCK

     Unless indicated otherwise, the address of each of the beneficial owners is: c/o CoolSavings, Inc., 360 N. Michigan Avenue, Suite 1900, Chicago, Illinois 60601.

                                                       Percentage
                                         Series C      of Series C
                                         Preferred     Preferred
Shares                                    Shares         Shares
Name and Address                       Beneficially    Beneficially
of Beneficial Owner                       Owned          Owned
-------------------                    ------------    ------------

Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0                --

Richard H. Rogel
56 Rose Crown
Avon, Colorado 81620                      6,190,476          47.62%

Hugh R. Lamle
c/o M.D. Sass
1185 Avenue of the Americas
New York, New York 10036                  6,190,476          47.62%

Steven M. Golden
436 E. North Water St., Unit D
Chicago, Illinois 60611                       0                --

Matthew Moog                                  0                --

John J. Adams                                 0                --

R. Bruce Bradley
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0                --

Gary S. Briggs
c/o Ebay, Inc.
2145 Hamilton Ave.
San Jose, California  95125                   0                --

Guy R. Friddell, III
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0                --

Karl B. Quist
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0                --

John Giuliani
350 Ravine Park Drive East
Lake Forest, Illinois 60045                   0                --

James S. Correll
c/o Harte Hanks, Inc.
725 Stratford Drive
Encinitas, California 92024                   0                --

Daniel Sherr
c/o Information Resources
150 North Clinton Street
Chicago, Illinois 60661                       0                --

                                                       Percentage
                                         Series C      of Series C
                                         Preferred     Preferred
Shares                                    Shares         Shares
Name and Address                       Beneficially    Beneficially
of Beneficial Owner                       Owned          Owned
-------------------                    ------------    ------------

Debora J. Wilson
c/o Weather.com
300 Interstate North Parkway
Atlanta, Georgia 30339                        0                --

David B. Arney                                0                --

David B. Desser                               0                --

All directors and executive
  officers as a group
  (14  persons)                          12,380,952          95.24%


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth certain information regarding our equity compensation plans as of December 31, 2002:

                       (a)               (b)                (c)
                                                         Number of
                                                   securities remaining
                    Number of         Weighted     available for future
                securities to be  average exercise    issuance under
                  issued upon         price of      equity compensation
                  exercise of        outstanding     plans (excluding
              outstanding options,options, warrantssecurities reflected
Plan Category  warrants and rights   and rights       in column (a))
------------- ---------------------------------------------------------

Equity compen-
 sation plans
 approved by
 security
 holders           9,266,193             $ 0.99          5,283,183

Equity compen-
 sation plans
 not approved
 by security
 holders              --                   --               --
                  ----------             ------         ----------

Total              9,266,193             $ 0.99          5,283,183
                  ==========             ======         ==========

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     LANDMARK

     As a result of a series of transactions with Landmark, Landmark has the right to designate not less than a majority of our Board of Directors at all times while our Series B Preferred Stock is outstanding. R. Bruce Bradley, Guy R. Friddell, III, Karl B. Quist, and Debora J. Wilson currently are the directors designated by Landmark. As a result of an agreement between certain other stockholders and Landmark, those stockholders agreed to vote their shares of our common stock in favor of the election of directors nominated by the holders of a majority of the then outstanding shares of Series B Preferred Stock. Landmark has also agreed that until May 31, 2005, subject to certain conditions, it will vote its shares of Series B Preferred Stock on an as converted basis to elect as a director one person nominated by each of Messrs. Golden, Lamle and Rogel.

Pursuant to that same agreement, Landmark has agreed that it will not take any action to cause us to become a privately-held company until the earlier of two years after Landmark and any of its affiliates own 51% of our common stock (on an as-converted basis) or July 30, 2005, unless such transaction is approved by the holders of a majority of the shares of our common stock (determined on a fully diluted basis) not owned by Landmark; provided, that such restriction does not apply to purchases made from Messrs. Golden, Lamle, Moog or Rogel (or their affiliates), purchases made from Lend Lease International Pty. Limited or any of the transactions contemplated under our stock purchase and loan agreements with Landmark (including "in-kind" payments due Landmark from us). We are not a party to this agreement and, as such, it may be amended or terminated without our involvement or consent.



ITEM 14.   CONTROLS AND PROCEDURES

     (a) We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we issue or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of our disclosure controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are adequate.

     (b) We have made no significant changes in internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation of those controls by our chief executive officer and chief financial officer.

                                PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a) The following documents are filed herewith as part of this Form 10-K:

     (1) Financial statements: See "Item 8. Financial Statements and Supplementary Data"

     (2) Financial statement schedule: The following financial statement schedule is filed as a part of this Form 10-K, --Schedule II--Valuation and Qualifying Accounts on page 106.

     (3)   Exhibits: See "Exhibit Index" beginning on page 47.


   (b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2002.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 24, 2003              CoolSavings, Inc.

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


Signature                   Title                        Date
---------                   -----                        ----



/s/ Matthew Moog            President and                March 24, 2003
-------------------------   Chief Executive Officer
Matthew Moog                (principal executive
                            officer), Director


/s/ David B. Arney          Chief Financial Officer      March 24, 2003
-------------------------   (principal accounting and
David Arney                 financial officer)



/s/ Richard H. Rogel        Chairman of the Board        March 24, 2003
-------------------------   of Directors
Richard H. Rogel



/s/ R. Bruce Bradley        Director                     March 24, 2003
-------------------------
R. Bruce Bradley



/s/ Gary S. Briggs          Director                     March 24, 2003
-------------------------
Gary S. Briggs


/s/ James S. Correll        Director                     March 24, 2003
-------------------------
James S. Correll



/s/ Guy R. Friddell, III    Director                     March 24, 2003
-------------------------
Guy R. Friddell, III

Signature                   Title                        Date
---------                   -----                        ----


/s/ John Giuliani           Director                     March 24, 2003
-------------------------
John Giuliani


/s/ Hugh R. Lamle           Director                     March 24, 2003
-------------------------
Hugh R. Lamle


/s/ Karl B. Quist           Director                     March 24, 2003
-------------------------
Karl B. Quist


/s/ Daniel Sherr            Director                     March 24, 2003
-------------------------
Daniel Sherr


/s/ Debora J. Wilson        Director                     March 24, 2003
-------------------------
Debora J. Wilson

                            CERTIFICATIONS
                            --------------


I, Matthew Moog, certify that:

1. I have reviewed this annual report on Form 10-K of CoolSavings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003              /s/ Matthew Moog
                                  -----------------------------------
                                  Matthew Moog
                                  President and Chief Executive Officer

I, David B. Arney, certify that:

1. I have reviewed this annual report on Form 10-K of CoolSavings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 24, 2003              /s/ David B. Arney
                                  -----------------------------------
                                  David B. Arney
                                  Chief Financial Officer

                 Report of Independent Accountants on
                     Financial Statement Schedule



To the Board of Directors and Stockholders of CoolSavings, Inc.:


Our audits of the financial statements referred to in our report dated February 4, 2003 except for Note 14 which is as of February 21, 2003 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





PricewaterhouseCoopers LLP


Chicago, Illinois
February 4, 2003

                           CoolSavings, Inc.

           Schedule II -- Valuation and Qualifying Accounts




                                Additions (Reductions)
                         ----------------------------------
                             (1)
              Balance at  Charged to  Charged               Balance at
             Beginning of  Costs and  to Other     (2)        End of
               Period      Expenses   Accounts   Deduction    Period
             ------------ ---------- ----------  ---------- ----------

YEAR ENDED
DECEMBER 31,
2002
------------

Allowance for
 doubtful
 receivables     $   881    $   623   $   --      $   (751)    $  753


YEAR ENDED
DECEMBER 31,
2001
------------

Allowance for
 doubtful
 receivables     $ 1,318    $ 2,432   $   --      $ (2,869)    $  881


YEAR ENDED
DECEMBER 31,
2000
------------

Allowance for
 doubtful
 receivables     $   118    $ 1,638   $   --      $   (438)    $1,318



     (1) Includes $385, $125 and $0 charged against revenues in the years ended December 31, 2002, 2001 and 2000, respectively.

     (2)  Uncollectible accounts written off.

                             EXHIBIT INDEX

Exhibit
No.        Description
-------    -----------

2.1 Securities Purchase Agreement dated as of July 30, 2001 between coolsavings.com, inc., CoolSavings, Inc., Landmark
           Communications, Inc., and Landmark Ventures VII, LLC
           (incorporated by reference to Exhibit 2.1 to CoolSavings' Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2001 (the "August 8-K")

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

4.1        Form of Common Stock Certificate (incorporate by reference to
           Exhibit 4.1 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.2 Stockholders Agreement, dated as of June 1, 1998, among CoolSavings and certain of its Stockholders (incorporated by reference to Exhibit 4.2 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.3 Registration Rights Agreement among CoolSavings and the holders of the 1999 Unsecured, Convertible Subordinated Promissory Notes (incorporated by reference to Exhibit 4.4 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.4 Registration Rights Agreement among CoolSavings and the holders of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

4.5        Warrant between coolsavings.com, inc. and Landmark
           Communications, Inc. dated July 30, 2001 (incorporated by reference to Exhibit 4.1 to the August 8-K)

4.6 Warrant between CoolSavings, Inc. and Landmark Communications, Inc. dated November 12, 2001 (incorporated by reference to
           Exhibit 4.6 to CoolSavings' Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002).

4.7 Registration Rights Agreement between coolsavings.com,inc., Landmark Ventures VII, LLC and certain coolsavings.com, inc. Stockholders dated July 30, 2001 (incorporated by reference to
           Exhibit 4.2 to the August 8-K)

Exhibit
No.        Description
-------    -----------

10.1** Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.2**     1997 Stock Option Plan (incorporated by reference to
           Exhibit 10.3 to CoolSavings' Registration Statement on
           Form S-1, file no. 333-94677)

10.3**     1999 Director Option Plan (incorporated by reference to
           Exhibit 10.4 to CoolSavings' Registration Statement on Form S-1, file no. 333-94677)

10.4 Loan and Security Agreement, dated January 18, 2000, between CoolSavings and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.18 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.5 Forbearance and Reaffirmation Agreement, dated June 15, 2001, between coolsavings.com, inc. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.5 to CoolSavings' Quarterly Report on Form 10-Q for the period ended June 30, 2001)

10.6 Letter Agreement dated July 27, 2001 between coolsavings.com, inc. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.6 to CoolSavings' Quarterly Report on Form 10-Q for the period ended June 30,
           2001)

10.7** Form of Promissory Note from current and former directors of CoolSavings payable to CoolSavings in consideration for exercise of stock options and/or warrants (incorporated by reference to Exhibit 10.6 to CoolSavings' Registration Statement on Form S-1, file no. 333-94677)

10.8**     Termination Agreement, dated December 30, 1999 between
           CoolSavings and Hillel Levin (incorporated by reference to Exhibit 10.7 to CoolSavings' Registration Statement on
           Form S-1, file no. 333-94677)

10.9** Consulting Agreement, dated as of January 1, 2000, between CoolSavings and Hillel Levin (incorporated by reference to Exhibit 10.8 to CoolSavings Registration Statement on Form S-1, file no. 333-94677)

10.10 Lease Agreement, dated February 24, 1997, between Prentiss Properties Acquisition Partners, L.P. and CoolSavings (incorporated by reference to Exhibit 10.9 to CoolSavings' Registration Statement on Form S-1, filed No. 333-94677)

10.11 Agreement of Sublease, dated June 30, 1998, between Insurance Company of North America and CoolSavings (incorporated by reference to Exhibit 10.10 to CoolSavings' Registration Statement on Form S-1, file no. 333-94677)

10.12 Lease Agreement, dated January 3, 2000, between 360 North Michigan Trust and CoolSavings (incorporated by reference to Exhibit 10.11 to CoolSavings' Registration Statement on
           Form S-1, file no. 333-94677)

Exhibit
No.        Description
-------    -----------

10.13 Forbearance Letter Agreement dated June 14, 2001 between coolsavings.com, inc. and 360 North Michigan Trust
           (incorporated by reference to Exhibit 10.9 to CoolSavings' Quarterly Report on Form 10-Q for the period ending June 30,
           2001)

10.14 Form of 8% Senior Subordinated Convertible Notes due March 1, 2006 ("8% Notes") (incorporated by reference to Exhibit 10.1 to CoolSavings' Quarterly Report on Form 10-Q for the period ending March 31, 2001)

10.15 Form of Warrant issued in connection with 8% Notes ("Warrants") (incorporated by reference to Exhibit 10.2 to CoolSavings' Quarterly Report on Form 10-Q for the period ending March 31,
           2001)

10.16 Form of Letter confirming terms of investment in 8% Notes and Warrants. (incorporated by reference to Exhibit 10.3 to CoolSavings' Quarterly Report on Form 10-Q for the period ending March 31, 2001)

10.17      Amended and Restated Senior Secured Loan and Security
           Agreement, dated July 30, 2001, between coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.1 to the August 8-K)

10.18 First Amendment to Amended and Restated Senior Secured Loan and Security Agreement, dated September 25, 2001, between coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.8 to CoolSavings' Quarterly Report on Form 10-Q for the period ending
           September 30, 2001)

10.19 Commercial Demand Grid Note, dated July 30, 2001, between coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.2 to the August 8-K)

10.20 Voting Agreement between Landmark Communications, Inc., Landmark Ventures VII, LLC and certain coolsavings.com, inc. Stockholders dated July 30, 2001 (incorporated by reference to
           Exhibit 9.1 to the August 8-K)

10.21 Amended and Restated Commercial Demand Grid Note, dated September 28, 2001, between CoolSavings, Inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.9 to CoolSavings' Quarterly Report on Form 10-Q for the period ending September 30, 2001)

10.22**    2001 Stock Option Plan (incorporated by reference to
           Exhibit 10.3 to the August 8-K)

10.23 Form of Stockholders Agreement between CoolSavings, Inc., Landmark Ventures VII, LLC and certain Stockholders of coolsavings.com, inc. (incorporated by reference to Exhibit 10.4 to the August 8-K)

10.24** Severance Agreement dated July 29, 2001 between coolsavings.com, inc. and Steven M. Golden (incorporated by reference to Exhibit 10.12 to the CoolSavings' Quarterly Report on Form 10-Q for the period ended June 30, 2001)

Exhibit
No.        Description
-------    -----------

10.25** Employment Agreement dated July 29, 2001 between coolsavings.com, inc. and Matthew M. Moog (incorporated by reference to Exhibit 10.13 to the CoolSavings' Quarterly Report on Form 10-Q for the period ended June 30, 2001)

10.26      Senior Secured Note dated July 30, 2001 between
           coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.36 to the CoolSavings' Annual Report on Form 10-K for the period ended December 31,
           2001)

10.27* Letter Agreement by and among Landmark Communications, Inc., Landmark Ventures VII, LLC and CoolSavings, Inc. dated
           November 12, 2001.

99.1       Certification of Chief Executive Officer pursuant to
           Section 906 of the Sarbanes - Oxley Act of 2002.

99.2       Certification of Chief Financial Officer pursuant to
           Section 906 of the Sarbanes - Oxley Act of 2002.

-------------

    *      Filed herewith.

   ** Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K.