Form 10-Q
period 2003-03-31
COOLSAVINGS INC
filed 2003-05-15
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2003

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

Number of shares of common stock, $0.001 par value per share, outstanding as of April 30, 2003: 39,101,636

                                 INDEX




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
             March 31, 2003 (Unaudited) and
             December 31, 2002. . . . . . . . . . . . . . . .     3

           Statements of Operations (Unaudited)
             Three Months Ended March 31, 2003 and 2002 . . .     6

           Statement of Changes in Convertible Redeemable
             Preferred Stock and Stockholders' Deficit
             (Unaudited) Three Months Ended March 31, 2003. .     7

           Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 2003 and 2002 . . .     8

           Notes to Financial Statements (Unaudited). . . . .     9


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    18


Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk. . . . . . . . . . . . . . . . .    38

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    38


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    39

Item 2.    Changes in Securities and Use of Proceeds. . . . .    39

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    39

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    40



SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . .    41

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                           COOLSAVINGS, INC.
                            BALANCE SHEETS
            (in thousands, except share and per share data)



                                           MARCH 31,
                                            2003        DECEMBER 31,
                                         (UNAUDITED)       2002
                                        -------------   -----------

                                ASSETS
                                ------

Current assets:
  Cash and cash equivalents . . . . . . .  $    4,914    $    4,867
  Restricted certificates of deposit. . .       --              231
  Accounts receivable, net of allowance
    of $743 and $753 at March 31, 2003
    and December 31, 2002, respectively .       4,745         4,900
  Prepaid assets. . . . . . . . . . . . .         278           244
  Other assets, including amounts due
    from related parties of $3 and $13
    at March 31, 2003 and December 31,
    2002, respectively. . . . . . . . . .         124           360
                                           ----------    ----------
        Total current assets. . . . . . .      10,061        10,602
                                           ----------    ----------

Property and equipment. . . . . . . . . .       8,909         9,051
Capitalized software costs. . . . . . . .       1,490         1,490
Capitalized web site costs. . . . . . . .       3,257         3,152
                                           ----------    ----------

                                               13,656        13,693

Less accumulated depreciation and
  amortization. . . . . . . . . . . . . .     (10,938)      (10,391)
                                           ----------    ----------
                                                2,718         3,302

Intangible assets, net of accumulated
  amortization of $460 and $399 at
  March 31, 2003 and December 31,
  2002, respectively. . . . . . . . . . .          40           101
                                           ----------    ----------

Total assets. . . . . . . . . . . . . . .  $   12,819    $   14,005
                                           ==========    ==========

                           COOLSAVINGS, INC.
                      BALANCE SHEETS - Continued
            (in thousands, except share and per share data)



                                          MARCH 31,
                                            2003        DECEMBER 31,
                                         (UNAUDITED)       2002
                                        -------------   -----------

                              LIABILITIES
                              -----------

Current liabilities:
  Accounts payable, including amounts
    due to related parties of $14 and
    $55 at March 31, 2003 and December 31,
    2002, respectively. . . . . . . . . .  $      567    $    1,091
  Accrued marketing expense, including
    amount due to related parties of $115
    and $77 at March 31, 2003 and
    December 31, 2002, respectively . . .       1,410           989
  Accrued compensation. . . . . . . . . .         895         1,147
  Accrued interest, including amounts
    due to related parties of $75 and
    $76 at March 31, 2003 and December 31,
    2002, respectively. . . . . . . . . .          75            76
  Accrued expenses, including amounts
    due to related parties of $781 and
    $782 at March 31, 2003 and December 31,
    2002, respectively. . . . . . . . . .       2,367         2,179
  Lease exit cost liability . . . . . . .         455           311
  Deferred revenue. . . . . . . . . . . .         571           516
  Senior secured note payable due to
    related party . . . . . . . . . . . .       5,706         5,592
                                           ----------    ----------
        Total current liabilities . . . .      12,046        11,901
                                           ----------    ----------

Long-term liabilities:
  Deferred revenue. . . . . . . . . . . .         111           177
  Lease exit cost liability . . . . . . .         972         1,014
  Accrued expenses due to related parties           3            91
                                           ----------    ----------
        Total long-term liabilities . . .       1,086         1,282
                                           ----------    ----------

Commitments and contingencies  (Note 9)

Convertible redeemable cumulative Series B
 Preferred Stock, $0.001 par value,
 258,000,000 shares authorized at
 March 31, 2003 and December 31, 2002,
 and 150,422,668 and 148,600,102 issued
 and outstanding at March 31, 2003
 and December 31, 2002, respectively
 (liquidation preference of $0.1554 per
 share at March 31, 2003 and December 31,
 2002). . . . . . . . . . . . . . . . . .      23,374        23,091
Convertible redeemable Series C Preferred
 Stock, $0.001 par value, 13,000,000
 shares authorized and 13,000,000 shares
 issued and outstanding at March 31, 2003
 and December 31, 2002  (liquidation
 preference of $0.1665 per share at
 March 31, 2003 and December 31, 2002). .       1,950         1,950

                           COOLSAVINGS, INC.
                      BALANCE SHEETS - Continued
            (in thousands, except share and per share data)



                                          MARCH 31,
                                            2003        DECEMBER 31,
                                         (UNAUDITED)       2002
                                        -------------   -----------

                         STOCKHOLDERS' DEFICIT
                         ---------------------

 Common stock, $0.001 par value per
  share, 379,000,000 shares authorized,
  39,093,660 shares issued and out-
  standing at March 31, 2003 and
  December 31, 2002 . . . . . . . . . . .          39            39
 Additional paid-in capital . . . . . . .      73,140        73,608
 Accumulated deficit. . . . . . . . . . .     (98,816)      (97,866)
                                           ----------    ----------

Total stockholders' deficit . . . . . . .     (25,637)      (24,219)
                                           ----------    ----------

Total liabilities, convertible
  redeemable preferred stock and
  stockholders' deficit . . . . . . . . .  $   12,819    $   14,005
                                           ==========    ==========






































The accompanying notes are an integral part of the financial statements.

                           COOLSAVINGS, INC.
                       STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)



                                            2003           2002
                                         ----------     ----------
Revenue:
  e-marketing services. . . . . . . .    $    7,549     $    5,697
  License royalties . . . . . . . . .            75             66
                                         ----------     ----------
Net revenues. . . . . . . . . . . . .         7,624          5,763

Cost of revenues. . . . . . . . . . .           788            984
                                         ----------     ----------
Gross profit. . . . . . . . . . . . .         6,836          4,779
                                         ----------     ----------
Operating expenses:
  Sales and marketing . . . . . . . .         4,395          3,495
  Product development . . . . . . . .           754          1,072
  General and administrative. . . . .         2,227          2,486
  Lease exit costs. . . . . . . . . .           209          --
  Loss on asset impairment. . . . . .            81          --
                                         ----------     ----------
Total operating expenses. . . . . . .         7,666          7,053
                                         ----------     ----------

Loss from operations. . . . . . . . .          (830)        (2,274)

Other income (expense):
  Interest and other income . . . . .            19             14
  Interest expense. . . . . . . . . .          (139)          (285)
                                         ----------     ----------
Total other income (expense). . . . .          (120)          (271)
                                         ----------     ----------
Loss before income taxes. . . . . . .          (950)        (2,545)
Income taxes. . . . . . . . . . . . .         --             --
                                         ----------     ----------
Net loss. . . . . . . . . . . . . . .          (950)        (2,545)

Cumulative dividend on
  Series B Preferred Stock. . . . . .          (468)          (204)
                                         ----------     ----------
Loss applicable to common
  stockholders. . . . . . . . . . . .    $   (1,418)    $   (2,749)
                                         ==========     ==========

Basic and diluted net loss
  per share . . . . . . . . . . . . .    $    (0.04)    $    (0.07)
                                         ==========     ==========

Weighted average shares used in
  the calculation of basic and
  diluted net loss per share. . . . .    39,093,660     39,093,660
                                         ==========     ==========









The accompanying notes are an integral part of the financial statements.

                                              COOLSAVINGS, INC.
                       STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                          AND STOCKHOLDERS' DEFICIT

                                  FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                 (UNAUDITED)
                               (in thousands, except share and per share data)


                                                                     Stockholders' Deficit
                                                      ---------------------------------------------------
               Series B Redeemable  Series C Redeemable                                          Total
                 Preferred Stock      Preferred Stock      Common Stock    Additional   Accumu-  Stock-
               -------------------  ------------------- -------------------  Paid-in    lated    holders'
                  Shares   Amount     Shares    Amount    Shares    Amount   Capital    Deficit  Deficit
                ---------- -------  ----------  ------- ----------  -----------------  --------  --------

Balances,
 January 1,
 2003 . . . . .148,600,102 $23,091  13,000,000   $1,950 39,093,660  $    39  $ 73,608  $(97,866) $(24,219)

Cumulative
 dividend
 declared
 on Series B
 Preferred
 Stock. . . . .  1,822,566     283

Cumulative
 dividend
 accrued on
 Series B
 Preferred
 Stock. . . . .                                                                  (468)               (468)

Net loss. . . .                                                                            (950)     (950)
               ----------- -------  ----------   ------ ----------  -------  --------  --------  --------

Balances,
 March 31,
 2003 . . . . .150,422,668 $23,374  13,000,000   $1,950 39,093,660  $    39  $ 73,140  $(98,816) $(25,637)
               =========== =======  ==========   ====== ==========  =======  ========  ========  ========



                  The accompanying notes are an integral part of the financial statements.

                           COOLSAVINGS, INC.
                       STATEMENTS OF CASH FLOWS
                            (in thousands)

          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)

                                              2003           2002
                                           ----------     ----------
Cash flows provided by (used in)
 operating activities:
  Net loss. . . . . . . . . . . . . . .    $     (950)    $   (2,545)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization . . . .           670          1,210
  Provision for doubtful accounts . . .           281            169
  Interest payment in kind. . . . . . .           113            105
  Write-off related to website
    project costs . . . . . . . . . . .         --                86
  Landmark transaction costs. . . . . .         --                21
  Loss on asset impairment. . . . . . .            81          --
Changes in assets and liabilities:
  Decrease in restricted certificates
    of deposit. . . . . . . . . . . . .           231          --
  (Increase) decrease in accounts
    receivable. . . . . . . . . . . . .          (126)           558
  Decrease in prepaid and other
    current assets. . . . . . . . . . .           202             78
  (Decrease) in accounts payable. . . .          (524)          (821)
  (Decrease) in deferred revenue. . . .           (11)           (24)
  Increase in accrued and
    other liabilities . . . . . . . . .            83            266
  Increase in lease exit cost
    liability . . . . . . . . . . . . .           102          --
                                           ----------     ----------
        Net cash flows provided by
          (used in) operating
          activities. . . . . . . . . .           152           (897)
                                           ----------     ----------
Cash flows used in investing activities:
  Purchases of property and equipment .         --               (24)
  Capitalized web site development
    costs . . . . . . . . . . . . . . .          (105)          (117)
                                           ----------     ----------
        Net cash used in
          investing activities. . . . .          (105)          (141)
                                           ----------     ----------
Cash flows provided by (used in)
 financing activities:
  Advances on notes payable . . . . . .         --             1,500
  Repayment of debt obligations . . . .         --              (763)
                                           ----------     ----------
        Net cash provided by
          financing activities. . . . .         --               737
                                           ----------     ----------
Net increase (decrease) in cash . . . .            47           (301)
Cash and cash equivalents,
  beginning of period . . . . . . . . .         4,867          5,144
                                           ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . . . . . .    $    4,914     $    4,843
                                           ==========     ==========

Supplemental schedule of cash
 flow information:
  Cash paid for interest. . . . . . . .    $    --        $       29
                                           ==========     ==========

The accompanying notes are an integral part of the financial statements.

                           COOLSAVINGS, INC.
                     NOTES TO FINANCIAL STATEMENTS
            (in thousands, except share and per share data)
                              (UNAUDITED)


1.   BASIS OF PRESENTATION:

     CoolSavings, Inc. (the "Company") is a direct marketing and media company that provides smarter solutions to connect marketers to their target consumers by leveraging the Company's distribution network, analytic services and proprietary technology. Under the Company's established brand, advertisers can deliver, target and track a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, samples, trial offers, sales notices, and gift certificates to promote sales of products or services in stores or online.

     The Company has sustained significant net losses from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish and maintain profitable operations. If the Company is unsuccessful in maintaining cash flow positive operations, or if Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") exercise certain repayment rights in connection with Landmark's financing relationship with the Company, the Company's ability to continue to operate the business will be jeopardized.

     The Company's independent auditors have issued their report on its financial statements for 2002 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to the Company's ability to continue as a going concern.

     These financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's most recently filed Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and related notes in the Form 10-K.

     In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial position as of March 31, 2003, and its results of operations and cash flows for the three months ended March 31, 2003 and 2002. These quarterly results of operations are not necessarily indicative of those expected for the year.

2.   STOCK-BASED COMPENSATION:

     Financial Accounting Standards Board ("FASB") Statement of Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation at fair value. As permitted by SFAS 123, "Accounting for Stock Based Compensation," the Company continues to apply the accounting provisions of APB Opinion Number 25, "Accounting for Stock Issued to Employees" with regard to the measurement of compensation cost for options granted. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. The Company recognized $0 of compensation expense in the three months ended March 31, 2003 and March 31, 2002, in conjunction with grants made under its fixed stock option plans.

     The Company has adopted the disclosure requirements of SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." No stock option grants were issued during the three months ended March 31, 2003. Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:

                                                Three Months Ended
                                                    March 31,
                                           ------------------------
                                               2003         2002
                                            ----------   ----------
Net loss applicable to common
  stockholders, as reported . . . . . . .   $   (1,418)  $   (2,749)

Deduct: Stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects . . . . . . . . . . . . . .         (371)        (610)
                                            ----------   ----------
Pro forma net loss applicable to
  common stockholders . . . . . . . . . .   $   (1,789)  $   (3,359)
                                            ==========   ==========

Weighted average shares outstanding . . .   39,093,660   39,093,660

Earnings per share:
  Basic and diluted - as reported . . . .   $    (0.04)  $    (0.07)
  Basic and diluted - pro forma . . . . .   $    (0.05)  $    (0.09)
                                            ==========   ==========

     These costs may not be representative of the total effects on proforma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, the timing of additional grants of stock option awards and the number of shares granted for future awards.

     The assumptions used for valuations of stock option grants calculated in accordance with SFAS 123 are as follows:

                                                Three Months Ended
                                                    March 31,
                                           ------------------------
                                               2003         2002
                                            ----------   ----------

Annualized dividend yield . . . . . . . .        --           0.00%
Risk-free rate of return. . . . . . . . .        --           4.21%
Expected option term (in years) . . . . .        --           5.00
Expected volatility . . . . . . . . . . .        --         247.63%

3.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In January 2003, the FASB issued Interpretation No. 46,
"Consolidation of Variable Interest Entities, an Interpretation of ARB
No. 51," which requires all Variable Interest Entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs of which the entity is the holder of a significant percentage of the beneficial interests, but not the majority.

The disclosure requirements of this interpretation are effective immediately, and implementation is effective for periods beginning after June 15, 2003. The Company does not expect this Interpretation to have a material impact on its financial position or results of operations.

     In January 2003, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 will be effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the provisions of EITF 00-21 will have a material impact on its financial position or results of operations.

     The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a material impact on the Company's financial position or results of operations.

     The Company adopted Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This adoption did not have a material impact on the Company's financial position or results of operation.

4.   BANK LINES OF CREDIT AND OTHER LOANS:

     a.    Bank Lines of Credit:

     During 2002, the Company had two separate credit facilities, both of which expired as of December 31, 2002.

     Under a credit facility with American National Bank (the "ANB Facility"), the Company had one term loan and one $3,000 revolving credit line. Both the term loan and the revolving credit line were payable in installments and collateralized by substantially all the assets of the Company. During 2002, the Company had restricted certificates of deposit of $231 which related to letters of credit which were issued under the credit line and expired on December 31, 2002. The restrictions on the certificates of deposit were removed on January 1, 2003.

     Under a credit facility with Midwest Guaranty Bank (the "Midwest Facility"), the Company had a $1,000 equipment line of credit. Borrowings were collateralized by the specific equipment purchased and were payable in installments. The Midwest Facility expired on December 31, 2002.

     b.    Landmark Loans:

     In 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of the Company's assets and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark. At March 31, 2003, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement which defaults cannot be cured, as the Senior Secured Loan and Grid Note have cross-default provisions and are cross-collateralized include:

..    The Company's failure to achieve a prescribed amount of billings during 2002; and

..    The Company's failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities; and

..    The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth.

     These failures constitute events of default. Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, the Company has classified the Senior Secured Loan as currently payable as of March 31, 2003, which, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totals $5,781.

     In connection with the Senior Secured Loan, the Company issued to Landmark warrants to purchase the Company's common stock (the "Landmark Warrants"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The Landmark Warrants contain a net exercise feature and were exercisable for 10,000,000 shares of the Company's common stock at an exercise price of $0.50 per share on November 12, 2001 (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The Company automatically issues to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan as paid-in-kind interest. As of January 31, 2003, the Landmark Warrants were exercisable for 11,028,758 shares of the Company's common stock.

5.   REDEEMABLE PREFERRED STOCK:

     a.    Series B Preferred Stock:

     On November 12, 2001, pursuant to a securities purchase agreement between Landmark and the Company, dated July 30, 2001, as amended (the "Securities Purchase Agreement"), the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B preferred stock (the "Series B Preferred Stock") in exchange for cancellation of $10,108 of outstanding indebtedness from the Company to Landmark under the Grid Note (defined below). The Series B Preferred Stock has certain conversion rights and bears an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock.

     Under the terms of the Securities Purchase Agreement, the Company agreed that, if certain events occurred prior to December 31, 2002, defined herein as "Shortfall Events", Landmark would have the right to acquire additional shares of Series B Preferred Stock at a price of $0.1554 per share. The number of shares would equal the "Shortfall Amount" (generally the cash needed by the Company in connection with a Shortfall Event) divided by $0.1554. Under a letter dated November 12, 2001, the Company agreed that, when Shortfall Events occurred, Landmark could elect to loan the Company the Shortfall Amount under a grid note, as amended (the "Grid Note").

     On October 24, 2002, in connection with a Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets compared to current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 for such shares ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of March 31, 2003, Landmark holds 150,422,668 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and holds a warrant to purchase 11,028,758 shares of the Company's common stock. For the three months ended March 31, 2003, dividends in the amount of 3,008,453 shares of Series B Preferred Stock accrued and dividends in the amount of 1,822,566 shares of Series B Preferred Stock were declared to the holders of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may, at its option, require the Company to redeem all of the issued and outstanding Series B Preferred Stock at any time. Landmark also has the right to elect not less than a majority of the Company's board of directors.

     Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on issued Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrants. The number of Landmark Warrants will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

     As of March 31, 2003, the Company has reserved approximately
165,000,000 shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends, and the exercise of all outstanding Landmark Warrants.

     b.    Series C Preferred Stock:

     As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) 13,000,000 shares of $0.001 par value Series C preferred stock (the "Series C Preferred Stock"). The Series C Preferred Stock was issued in exchange for certain notes held by those individuals, the related accrued interest and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals. As of March 31, 2003, the Company has reserved 13,000,000 shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock.

     c.    Conversion of Series B and C Preferred Stock

     As of March 31, 2003, the Company had outstanding 39,093,660 shares of common stock, 150,422,668 shares of Series B Preferred Stock, and 13,000,000 shares of Series C Preferred Stock. The shares of both classes of Preferred Stock of the Company are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to antidilution provisions of the Company's Certificate of Incorporation. If all the outstanding shares of Preferred Stock of the Company were converted into shares of common stock, 202,516,328 shares of common stock would have been outstanding as of March 31, 2003.

6.   IMPAIRMENT OF LONG-LIVED ASSETS AND COSTS ASSOCIATED WITH EXIT
ACTIVITIES:

     During 2002, following a study of its future expected space requirements, the Company determined that a significant portion of its leased office space and the assets associated with that office space were unnecessary for its future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, the Company recorded an operating expense of $1,233 in 2002 to write down the assets to their estimated fair value. In addition, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company recorded an operating expense of $2,110 in 2002, representing the estimated future lease obligations related to the office space and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.

     During the three months ended March 31 2003, the Company re-evaluated its future expected space requirements given current market conditions and future outlook and determined that an additional portion of its leased office space and the assets associated with that office space were unnecessary for its future operations. The Company also revised its estimate of the future net costs associated with office space determined to be unnecessary for its future operations. As a result of this re-evaluation, the Company recorded an additional operating expense of $209 in the three months ended March 31, 2003, representing an adjustment to the estimated future lease obligations related to the office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. In addition, the Company recorded an operating expense of $81 in the three months ended March 31, 2003 to write down the assets related to the office space to their estimated fair value.

     Significant assumptions were required concerning the estimated fair value of the assets. As provided under SFAS No. 144, the Company primarily used discounted cash flow analysis, together with other available information, to estimate the fair values.

     For the three months ended March 31, 2003, lease exit costs consisted of the following:
                                               Three Months Ended
                                                    March 31,
                                                   (Unaudited)
                                           ------------------------
                                               2003         2002
                                            ----------   ----------
Lease obligation, net of estimated
  sub-lease income. . . . . . . . . . . .   $      165   $    --
Broker commissions and other
  miscellaneous costs . . . . . . . . . .           44        --
                                            ----------   ----------
Lease exit costs. . . . . . . . . . . . .   $      209   $    --
                                            ==========   ==========

     At March 31, 2003, the liability associated with the lease exit costs consisted of the following:

                      Balance at  Subsequent             Balance at
                      December 31,Accruals,               March 31,
                         2002        Net       Payments    2003
                      ----------- ----------   --------  -----------
Lease obligation,
 net of estimated
 sub-lease income . . .  $  1,090   $    165   $    (77)   $  1,178
Broker commissions
 and other trans-
 action costs . . . . .       235         44        (30)        249
                         --------   --------   --------    --------
Total lease exit
 liability. . . . . . .     1,325        209       (107)      1,427

Less:  current
 portion of
 lease exit
 liability. . . . . . .      (311)                             (455)
                         --------                          --------
Long-term lease
 exit liability . . . .  $  1,014                          $    972
                         ========                          ========

     Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.

7.   EARNINGS PER SHARE:

     FASB SFAS No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share on both a basic and diluted basis for the three months ended March 31, 2003 and 2002.

The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of employee stock options and investor warrants and the conversion of the preferred stock as the effect of such exercises and conversions would be anti-dilutive.

                                                Three Months Ended
                                                    March 31,
                                                   (Unaudited)
                                           ------------------------
                                               2003         2002
                                            ----------   ----------
Numerator:
  Net loss. . . . . . . . . . . . . . . .   $     (950)  $   (2,545)
  Cumulative dividend on Series B
   Preferred Stock. . . . . . . . . . . .         (468)        (204)
                                            ----------   ----------
  Loss applicable to common stockholders.   $   (1,418)  $   (2,749)
                                            ==========   ==========

Basic and diluted loss per share. . . . .   $    (0.04)  $    (0.07)
                                            ==========   ==========

Denominator:
  Weighted average shares used in the
   calculation of basic and diluted
   loss per share . . . . . . . . . . . .   39,093,660   39,093,660
                                            ==========   ==========

8.   STOCK OPTION COMPENSATION:

     During the first quarter of 2003, the Company did not grant any stock options to purchase shares of common stock pursuant to the 2001 Stock Option Plan.

9.   COMMITMENTS AND CONTINGENCIES:

     a.    LETTERS OF CREDIT

     During 2002, the Company maintained five letters of credit totaling $1,747, net of a $231 restricted certificate of deposit to secure a line of credit. These letters of credit collateralized the lease deposits for the Company's office facilities in Chicago, New York, and San Francisco. All letters of credit expired as of December 31, 2002.

     On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank ("Wachovia") to collateralize lease deposits on the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The Landmark Letters of Credit were renewed in March and April of 2003 for periods of one year. Landmark may, in its sole discretion, cancel such Letters of Credit upon ninety (90) days' written notice to the Company. If the Landmark Letters of Credit so expire or are cancelled, the Company will need to enter into an alternate credit arrangement.

     Effective March 31, 2003, the Company terminated its lease of office facilities in New York, resulting in a reduction of $92 in the Landmark Letters of Credit in April 2003.

     b.    LITIGATION

     On October 21, 1998, the Company instituted a lawsuit in the Northern District of Illinois against Catalina Marketing International, Inc. and its affiliate, Supermarkets Online, Inc. (together with Catalina Marketing International, Inc. "Catalina Marketing"), for infringement of the Company's United States Patent No. 5,761,648 (the "'648 Patent") seeking unspecified damages and a permanent injunction against further infringement. The defendants filed counterclaims alleging the invalidity and unenforceability of the '648 patent and sought unspecified damages and injunctive relief. In addition, on February 18, 2000, Catalina Marketing filed a request for re-examination of the '648 Patent with the United States Patent and Trademark Office, which request was granted on May 2, 2000. Therefore, the '648 Patent will be re-examined, which may result in the patent being narrowed in scope or declared invalid. On February 21, 2003, the Company settled this lawsuit and agreed to pay Catalina Marketing $350. The settlement dismissed all claims and counterclaims of the parties, including claims for attorneys' fees and expenses, with prejudice.

The payment of this settlement was shared with a third party, resulting in a net expense to the Company of $150. The Company recorded this net expense as a charge to general and administrative expense in 2002.

     On November 15, 1999, Catalina Marketing filed a separate lawsuit against the Company in the United States District Court for the Middle District of Florida. The complaint alleges that the Company's systems and methods infringe Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"), and seeks to enjoin the Company from further infringing its patent. The case was transferred to the U.S. District Court for the Northern District of Illinois, which ruled that the Company did not infringe the '041 patent. On May 8, 2002, the United States Court of Appeals for the Federal Circuit affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the U.S. District Court for the Northern District of Illinois. As a result of this ruling, this litigation is not concluded. The case has been remanded to the Northern District for further proceedings to determine whether the Company has any liability for infringement of the '041 patent. Discovery in this case is ongoing, and trial has been set for January 2004. The Company will continue to defend the action vigorously. An unfavorable outcome for the Company is considered neither probable nor remote by the Company's management at this time, and an estimate of possible loss or range of possible losses currently cannot be made.

     On February 12, 2000, Supermarkets Online, Inc. filed a lawsuit against the Company in the United States District Court for the Central District of California. The complaint alleges that the Company's systems and methods infringe Supermarkets Online's United States Patent No. 6,014,634 (the "'634 Patent"), and seeks unspecified damages and injunctive relief. On March 13, 2003, the Court removed the case from its active caseload until further application by the parties or Order of the Court. The Company has filed with the Patent and Trademark Office a request for re-examination of the '634 patent, which request for re-examination was granted in March 2001. An unfavorable outcome for the Company is considered neither probable nor remote by the Company's management at this time, and an estimate of possible loss or range of possible losses currently cannot be made.

     On August 23, 1999, the Company instituted a lawsuit in the Northern District of Illinois against Brightstreet.com, Inc. ("Brightstreet") for infringement of the '648 Patent, seeking unspecified damages and a permanent injunction against further infringement. Brightstreet filed counterclaims alleging the invalidity and unenforceability of the patent, and sought unspecified damages and injunctive relief. The parties agreed to a settlement of the lawsuit in open court on October 29, 2001. Subsequently, Brightstreet objected to the report and recommendation of the court that the written settlement agreement the Company presented most accurately reflected the agreement reached by the parties. On July 8, 2002, the United States District Court for the Northern District of Illinois fully adopted the report and recommendation of the Magistrate Judge concurring with the Company's belief that the litigation had been settled, denied Brightstreet's objections to the report and recommendation, adopted the written settlement agreement the Company presented, and dismissed the case with prejudice. On August 9, 2002, Brightstreet appealed the ruling of the District Court to the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). Both parties have submitted written positions to the Federal Circuit, which held an oral argument on May 9, 2003. An unfavorable outcome for the Company is considered neither probable nor remote by the Company's management at this time, and an estimate of possible loss or range of possible losses currently cannot be made.

     The foregoing pending lawsuits, while pending for at least three years, are nevertheless in the pre-trial discovery stage (except to the extent we may have reached a settlement in the Brightstreet lawsuit) and may not be resolved favorably to the Company. For example, the Company may not prevail and prevent others from using its proprietary rights. The Company may be required to alter or stop selling its services, or to pay costs and legal fees or other damages in connection with these cases and the various counterclaims that have been asserted against the Company, and its patents or future patents may be found invalid or unenforceable. However, an unfavorable outcome for the Company is considered neither probable nor remote by the Company's management at this time, and an estimate of possible loss or range of possible losses cannot currently be made. Furthermore, additional counterclaims, separate lawsuits or other proceedings may be brought against the Company to invalidate its patents or force the Company to change its services or business methods.

     In October 2002, the Company received a demand for arbitration from Coupco, Inc. ("Coupco") relating to a dispute over the Company's obligation to pay royalties under its Patent License Agreement with Coupco which was executed on April 6, 2000. The Company has opposed Coupco's demand and is currently investigating the factual and legal bases for Coupco's demand; however, the Company recorded a charge in 2002 of $200 and a charge of $50 in the first quarter of 2003 for the full amount of the demand.

     In February 2003, the Company received notice of entry of an order by the United States Bankruptcy Court of the Northern District of California, Division 3, approving a Settlement Agreement and Mutual Release with Netcentives, Inc. (the "Netcentives Settlement"). Pursuant to the Netcentives Settlement, the Company recorded, as a subsequent event, a gain of $256 in its financial statements as a reduction of cost of revenues in 2002. In addition, the Netcentive Settlement released the Company from any past or future obligation of payments to Netcentives, Inc. The Company had recorded a charge of $321 for unpaid service fees to Netcentives, Inc. in 2001. This charge was reversed against cost of revenues as a subsequent event in 2002.

     Currently, the Company is involved in other legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on its financial position or results of operations.

     The Company may be involved in additional litigation, investigations or other proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert management's attention and resources, which in turn could harm the Company's business and financial results.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (dollar amounts are shown in thousands)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

     You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. We have tried to identify these statements by using words such as "believe," "expect," and similar expressions, but that is not the exclusive means of identifying such statements. Our actual results could differ materially from those expressed in or implied by these forward-looking statements as a result of numerous risks, uncertainties and other factors, including, without limitation, our ability to obtain additional debt and/or equity financing, our ability to protect our patents, trademarks and proprietary rights, and the proliferation of unsolicited email on the Internet which creates a negative public perception of Internet marketing. For a discussion of these and other risks, uncertainties and other factors which could cause actual results to differ from those expressed in or anticipated by the forward-looking statements, see "Risk Factors" below.

     We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws.

OVERVIEW

     We are an online direct marketing and media company with a database of more than 25 million registered households. We help marketers reach their target consumers by leveraging our broad distribution network, sophisticated analytics and proprietary technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. Utilizing a growing database of registered consumers, we supply marketers with a single resource for accessing and engaging a dynamic group of shoppers. Through our customized, integrated direct marketing and media products, advertisers can target a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, trial offers, samples, sales notices and sweepstakes to promote sales of products or services and drive customers into brick-and-mortar stores or online web sites. In addition, our proprietary database technology tracks consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with a market leading breadth of sophisticated consumer data which they may use to make smarter marketing decisions.

     Our web site, coolsavings.com, offers consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including brick-and-mortar retailers, online retailers, consumer packaged goods manufacturers, and travel and financial service providers.

CRITICAL ACCOUNTING POLICIES

     We have prepared the financial information in this report in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting policies include revenue recognition, estimating sales credits and the allowance for doubtful accounts, capitalization of web site development costs, the valuation of long-lived assets including estimates and judgments related to the impairment of such long-lived assets, lease exit costs and intangible assets. For a discussion of these critical accounting policies, see "Summary of Significant Accounting Policies" in CoolSavings' Form 10-K for the year ended
December 31, 2002, filed with the SEC.

RECENT DEVELOPMENTS

     On October 21, 1998, we instituted a lawsuit in the Northern District of Illinois against Catalina Marketing International, Inc. and its affiliate Supermarkets Online, Inc. (together with Catalina Marketing International, Inc., "Catalina") for infringement of our United States Patent No. 5,761,648 (the " '648 Patent"), seeking unspecified damages and a permanent injunction against further infringement. Catalina filed counterclaims alleging the invalidity and unenforceability of our patent and sought unspecified damages, attorneys' fees and injunctive relief. On February 21, 2003, we settled this lawsuit and agreed to pay Catalina $350.

The settlement dismissed all claims and counterclaims of the parties, including claims for attorneys' fees and expenses, with prejudice. We shared the payment of this settlement with a third party, resulting in a net expense to us of $150. We recorded this net expense as a charge to general and administrative expenses in 2002.

     In February of 2003, we received notice of entry of an order by the United States Bankruptcy Court of the Northern District of California, Division 3, approving a Settlement Agreement and Mutual Release with Netcentives, Inc. (the "Netcentives Settlement"). Pursuant to the Netcentives Settlement, we recorded a gain of $256, which was recorded in our financial statements as a reduction of cost of revenues in 2002. In addition, the Netcentives Settlement released us from any past or future obligation of payments to Netcentives, Inc. We recorded a charge of $321 for unpaid service fees to Netcentives, Inc. in 2001. This charge was reversed against cost of revenues in 2002.

     As of March 31, 2003, dividends in the amount of 3,008,453 shares of Series B Preferred Stock have been accrued "in-kind" on the existing shares of Series B Preferred Stock declared and paid those dividends on April 1, 2003.

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

     Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and may include earlier termination provisions. In the three month period ended March 31, 2003, our largest advertiser accounted for 5.4% of our revenues and our top five advertisers together accounted for approximately 19.0% of our revenues, as compared to 9.3% and 23.9%, respectively, in the same period of 2002.

     Our revenues for each period depend on a number of factors including the number of advertisers sending promotional offers to our members, the size of our membership base and the responsiveness of our members to each promotion. We believe that our revenues will continue to be subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the last half of the third quarter and first half of the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns. If purchasing patterns or timing of purchasing by advertisers change, our operations and quarter-to-quarter comparisons could be affected materially.

     CONSULTING SERVICES REVENUE

     By analyzing individual, demographic and correlative information in our database, we provide advertisers with several methods to gain insight into our members' preferences. We can also apply our analytic infrastructure to analyze the databases of our advertisers upon their request. We use sophisticated data mining tools to help our advertisers execute effective promotional campaigns, and we use the collected information to create predictive models to make future targeting even more effective. Using e-mail, we can also contact and survey members who have responded to a specific offer. Approximately 2% of our revenue was generated from consulting services during the three month period ended March 31, 2003.

     LICENSING REVENUE

     We license portions of our intellectual property, including our issued patents, to third parties. Approximately 1% of our revenue was generated from royalty and license fees and other miscellaneous sources during the three month period ended March 31, 2003.

EXPENSES

     COST OF REVENUES

     Our cost of revenues consists primarily of Internet connection charges, web site equipment depreciation, salaries and related benefits of operations personnel, fulfillment costs related to member loyalty incentives and other directly related operations costs.

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

     PRODUCT DEVELOPMENT

     Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our service, including employee salaries, employee benefits, amortization of capitalized website development costs, and related expenses for our technology department, as well as costs for contracted services and equipment.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services and occupancy costs.

     LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT

     Lease exit costs and Loss on asset impairment reflect costs associated with our determination that a significant portion of our leased office space was unnecessary for our future operations. During 2002 and 2003, we recorded lease exit costs representing the estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. We also determined that the estimated undiscounted cash flows expected to be generated by these assets in the unnecessary, unoccupied office space were less than their net book value. Therefore, we recorded losses on asset impairment to write-down the assets to their estimated fair value.

     Significant assumptions about the timing of a sale or inclusion of these assets in a future sublease were required in making the estimate of fair value for these assets. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate the fair values.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     NET REVENUES

     Net revenues increased 32% to $7,624 in the three month period ended March 31, 2003 from $5,763 in the three month period ended March 31, 2002. The revenue increase was attributable to an increase in the number of new member registrations and an increase in the number of revenue producing actions initiated by our members.

     COST OF REVENUES AND GROSS PROFIT

     Cost of revenues decreased to $788 in the three month period ended March 31, 2003, from $984 in the three month period ended March 31, 2002. Gross profit increased as a percentage of net revenues to 90% in the three month period ended March 31, 2003, from 83% in the three month period ended March 31, 2002. The increase in gross profit is primarily due to the decrease in amortization and depreciation in the first quarter of 2003 as compared to the first quarter of 2002 caused by a decrease in capital spending since mid-2001 and certain assets being fully amortized as of December 31, 2002.

     OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses increased to $4,395, or 58% of net revenues in the three month period ended March 31, 2003, from $3,495, or 61% of net revenues, in the three month period ended March 31, 2002. The $900 increase in sales and marketing expenses was primarily due to higher online advertising expense compared to the same period in 2002.

     PRODUCT DEVELOPMENT. Product development expenses decreased to $754, or 10% of net revenues, in the three month period ended March 31, 2003, from $1,072, or 19% of net revenues, in the three month period ended
March 31, 2002. The $318 decrease in product development expenses was primarily due to a decrease in the amortization of capitalized web site costs as compared to the same period in 2002. A significant portion of our capitalized web site costs are fully amortized.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $2,227, or 29% of net revenues, in the three month period ended March 31, 2003, from $2,486, or 43% of net revenues, in the three month period ended March 31, 2002. The $259 decrease in general and administrative expenses was primarily due to a decrease in office rent of $227, and a decrease in depreciation and amortization of approximately $157 due to the write down and disposal of assets in our office facilities. Partially offsetting these decreases was an increase in payroll related expenses of $91 compared to the same period in 2002.

     LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT. During the three months ended March 31 2003, we re-evaluated our future expected space requirements given current market conditions and future outlook and determined that an additional portion of our leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", we recorded an operating expense of $209 in the three months ended March 31, 2003 representing an adjustment to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we determined that the estimated undiscounted cash flows expected to be generated by these assets were less than their net book value. As a result, we recorded an operating expense of $81 in the three months ended March 31, 2003 to write down the assets to their estimated fair value. Significant assumptions about the timing of a sale or inclusion of these assets in a future sublease were required in making the estimate of fair value for these assets. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate fair values.

     LOSS FROM OPERATIONS. Our loss from operations was $830 for the three month period ended March 31, 2003 compared to a loss of $2,274 for the same period of 2002. The improvement or reduction of the loss was due to the improvement in revenue reflecting the increase in new member registrations and the number of revenue-producing actions initiated by members. Our loss from operations included charges for lease exit costs and asset impairment of $209 and $81, respectively, for the three months ended March 31, 2003. We did not incur any lease exit costs or asset impairment charges for the same period of 2002.

     INTEREST INCOME (EXPENSE), NET. During the three month period ended March 31, 2003, we incurred net interest expense of $120, as compared to net interest expense of $271 for the three month period ended March 31, 2002. During the three month period ended March 31, 2003, net interest expense decreased due to the conversion of the Grid Note balance to Series B Preferred Stock in December 2002. No interest was incurred on the Grid Note in the first three months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, we had approximately $4,914 in cash and cash equivalents compared to $4,867 at December 31, 2002. Accounts receivable, net of allowances for doubtful accounts, were $4,745 at March 31, 2003 compared to $4,900 at the end of 2002. At the end of the first quarter of 2003, our current liabilities totaled $12,046 compared to $11,901 at the end of 2002.

     Our independent auditors have issued their report on our financial statements for 2002 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to our ability to continue as a going concern. If Landmark exercises some or all of its rights to accelerate payment under our obligations to Landmark, our ability to operate our business will be jeopardized.

     We expect our current liquidity position to meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions, legal settlements or any accelerated payments to Landmark, for the next 12 months. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital or issue additional debt. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it, or if available may not be on terms favorable to us or to our stockholders. If financing is not available when needed or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

     Net cash provided by operating activities was $152 in the three month period ended March 31, 2003. Net cash provided by operating activities resulted mainly from the decrease in restricted certificates of deposit of $231 associated with the collateral on our Letters of Credit. The restrictions on the certificates of deposit were lifted on January 1, 2003.

Net Cash used by operating activities was $897 in the three month period ended March 31, 2002. The improvement reflects our reduction in net loss, payment of payables and accrued liabilities.

     Net cash used in investing activities was $105 in the three month period ended March 31, 2003 as compared to $141 for the same period of 2002. Net cash used in investing activities resulted primarily from amounts used in developing our web site.

     Since our inception, we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In June and July 2001, we received proceeds of $5,000 from loans to us by Landmark (the "Senior Secured Loan"). The Senior Secured Loan is payable on June 30, 2006 and bore interest at 12.0% per annum until November 12, 2001, at which time the interest rate was reduced to 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of Landmark. At March 31, 2003, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the Senior Secured Loan including accrued interest thereon is immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $5,781, as currently payable as of March 31, 2003.

     In connection with the Senior Secured Loan, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part immediately. The Landmark Warrant contains a net exercise feature and was exercisable for 10,000,000 shares of our common stock at an exercise price of $0.50 per share at November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The number of shares exercisable under the Landmark Warrant automatically increases by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest.

     The Series B Preferred Stock issued is redeemable at Landmark's option at any time. As of March 31, 2003, Landmark held 150,422,668 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and holds a warrant to purchase 11,028,758 shares of our common stock. Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on issued Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrants. The number of Landmark Warrants will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

     On August 31, 2002, we entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On our behalf, Landmark has applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1,559 from Wachovia Bank to collateralize lease deposits on our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Letters of Credit. We have secured such obligations with a lien on all of our assets. If we fail to pay Landmark any amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest will accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. We reimbursed Landmark $4 for fees related to the Landmark Letters of Credit in 2002 and $0.3 in the three months ended
March 31, 2003. The Landmark Letters of Credit were renewed in March and April of 2003 for periods of one year. Effective March 31, 2003, we terminated our lease of office facilities in New York. This resulted in a reduction of $92 in the Landmark Letters of Credit in April 2003. Landmark may, at its sole discretion, cancel such Letters of Credit on 90 days written notice to us. If the Landmark Letters of Credit so expire or are cancelled, we will need to enter into an alternate credit arrangement. If an alternate arrangement is not available when required or is not available on acceptable terms, our business, results of operations and financial condition may be affected.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46,
"Consolidation of Variable Interest Entities, an Interpretation of ARB
No. 51," which requires all Variable Interest Entities ("VIEs") to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs of which the entity is the holder of a significant percentage of the beneficial interests, but not the majority.

The disclosure requirements of this interpretation are effective for all periods beginning after June 15, 2003. We do not expect this Interpretation to have a material impact on our financial position or results of operations.

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

     We adopted SFAS No. 143, "Accounting for Asset Retirement
Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a material impact on our financial position or results of operations.

     We adopted Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This adoption did not have a material impact on our financial position or results of operation.

RISK FACTORS

     You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.

     WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

     At March 31, 2003, we had $4,914 of cash and cash equivalents. We are in default under the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement") with Landmark. The entire loan plus accrued interest, totalling $5,781 at March 31, 2003, is immediately due and payable at the option of Landmark. Secondly, Landmark could redeem its holding of $23,374 of our Series B Preferred Stock as of March 31, 2003 at any time. Although Landmark has funded our recent cash needs, Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain continuing financing, we may be unable to operate our business.

     We have received a report from our independent auditors for our fiscal year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they issued their report, we did not have access to sufficient committed capital to meet our anticipated needs for at least the next 12 months. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET
LOSSES

     We incurred net losses of $950 in the first quarter of 2003, $8,287 in 2002, $29,227 in 2001 and $39,240 in 2000. As of March 31, 2003, our
accumulated deficit was $98,816. We expect to continue to incur net losses through the remainder of 2003. We may not be able to achieve or sustain profitability in the future.

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

     We may not be successful in accomplishing these objectives. Further, we may not be able to generate or secure the necessary funding to achieve these objectives. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

     Because of the ongoing technical efforts of others in our market and the relatively recent introduction of our technology, we may continue to be involved with one or more of our competitors in legal proceedings to determine the parties' rights to various intellectual property, including the right to our continued ownership of our existing patents. Our failure to prevail in these proceedings could harm our business. See "Part II -
Item 1 - Legal Proceedings"

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

     LICENSES

     As of April 30, 2003, we have granted licenses to eight competitors under our patent, several on the condition that they restrict their coupon distribution in ways acceptable to us. Several of these license agreements involve the payment to us of royalties or license fees. Total revenues generated under these licenses for the three months ended March 31, 2003 and 2002 were $75 and $66, respectively. If the nature or scope of the licenses were disputed, we would need to institute proceedings to enforce our rights under these agreements or under our patent. In that case, if we did not institute proceedings to enforce our rights, or if we did not succeed in such proceedings, then our license revenues could decrease substantially or entirely.

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

     WE RELY ON THIRD PARTY SERVICE AND EQUIPMENT PROVIDERS, AND ANY DISRUPTION OR FAILURE IN THE SERVICES OR THE COMPUTER HARDWARE THEY PROVIDE WILL HARM OUR BUSINESS

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

     Due to the proliferation of unsolicited e-mail, many ISPs are developing technologies to limit or eliminate the delivery of unsolicited e-mail to their members. Although we send e-mail only to those members who specifically have requested we do so, the technologies being developed or currently in use may not respect the choice made by our members. We, along with others in the industry that send e-mail, have at various times and during the first quarter of 2003 experienced the failure of an ISP to deliver e-mails to their customers who also are our members.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be impacted materially by increases or decreases in interest rates. If market rates were to increase immediately by 10% from levels on March 31, 2003, the fair value of this investment portfolio would increase by an immaterial amount. If market rates were to decrease immediately by 10% from levels on March 31, 2003, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.


ITEM 4.    CONTROLS AND PROCEDURES

     (a) We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we issue or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon our evaluation of our disclosure controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are adequate.

     (b) We have made no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of our evaluation of those controls by our chief executive officer and chief financial officer.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     We are currently a defendant in two patent infringement lawsuits and a plaintiff in another patent infringement lawsuit. For a further discussion of legal proceedings, see Part 1, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC, and the update below.

     On February 12, 2000, Supermarkets Online, an affiliate of Catalina Marketing, filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that our systems and methods infringe its United States Patent No. 6,014,634, and seeks unspecified damages and injunctive relief. On March 13, 2003, the Court removed the case from its active caseload until further application by the parties or Order of the Court. We have filed with the Patent and Trademark Office a request for a re-examination of the '634 patent, which request for re-examination was granted in March 2001. An unfavorable outcome for us is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot be made.

     We also are involved in a number of legal proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

     We may be involved in additional litigation, investigations or other proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources, which in turn could harm our business and financial results.



ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     As of March 31, 2003, a dividend in the amount of 3,008,453 shares of Series B Preferred Stock has accrued, but had not been declared to the holders of our Series B Preferred Stock.



ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     At March 31, 2003, we were not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement which cannot be cured, as the Senior Secured Loan and Grid Note have cross-default provisions and are cross-collateralized include:

..    Our failure to achieve a prescribed amount of billings
     during 2002; and

..    Our failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities; and

..    Our failure to maintain a minimum ratio of total
     indebtedness over tangible net worth.

     Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance totaling $5,781, as currently payable as of March 31, 2003.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           Exhibit 99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K:

           The Company did not file any current reports on form 8-K during the first quarter ended March 31, 2003.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                  COOLSAVINGS, INC.



Dated:     May 14, 2003           /s/ Matthew Moog
                                  ----------------------------
                                  Matthew Moog
                                  Chief Executive Officer and
                                  President
                                  (Duly Authorized Officer)



Dated:     May 14, 2003           /s/ David B. Arney
                                  ----------------------------
                                  David B. Arney
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                            CERTIFICATIONS
                            --------------


I, Matthew Moog, certify that:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date: May 14, 2003                /s/ Matthew Moog
                                  -----------------------------------
                                  Matthew Moog
                                  President & Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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



Date: May 14, 2003                /s/ David B. Arney
                                  -----------------------------------
                                  David B. Arney
                                  Chief Financial Officer