Form 10-K/A
period 2002-12-31
COOLSAVINGS INC
filed 2003-06-16
CIK 1087875

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

     As of June 30, 2002 (the end of the Registrant's most recently completed second fiscal quarter), the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (assuming for this purpose that executive officers, directors and 10% stockholders are affiliates) was approximately $707,088, based on the closing sales price of $0.05 on such date. As of March 1, 2003, there were 39,093,660 shares of the Registrant's common stock issued and outstanding.

                  EXPLANATORY NOTE TO AMENDMENT NO. 1


     This Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 has been filed to correct the percentage of the Company's Common Stock beneficially owned by Landmark
Communications, Inc. as of March 1, 2003.

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

COMMON STOCK
                                                        Percentage
                                     Shares of          of Common
Shares                              Common Stock          Stock
Name and Address                    Beneficially       Beneficially
of Beneficial Owner                    Owned              Owned
-------------------                 ------------       ------------

Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510             175,420,590 (1)          86.15%

Richard H. Rogel
56 Rose Crown
Avon, Colorado 81620                 13,573,089 (2)          26.05%

Hugh R. Lamle
c/o M.D. Sass
1185 Avenue of the Americas
New York, New York 10036              7,375,466 (3)          14.15%

Steven M. Golden
436 E. North Water St., Unit D
Chicago, Illinois 60611               6,101,815 (4)          15.14%

Matthew Moog                          2,759,439 (5)           6.85%

John J. Adams                           490,286 (6)           1.24%

R. Bruce Bradley
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0 (7)             *

Gary S. Briggs
c/o Ebay, Inc.
2145 Hamilton Ave.
San Jose, California  95125              25,000 (8)             *

Guy R. Friddell, III
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0 (7)             *

Karl B. Quist
c/o Landmark Communications, Inc.
150 W. Brambleton Ave.
Norfolk, Virginia 23510                       0 (7)             *

John Giuliani
350 Ravine Park Drive East
Lake Forest, Illinois 60045                   0                 *

James S. Correll
c/o Harte Hanks, Inc.
725 Stratford Drive
Encinitas, California 92024                   0                 *

Daniel Sherr
c/o Information Resources, Inc.
150 North Clinton Street
Chicago, Illinois 60661                       0                 *

                                                        Percentage
                                     Shares of          of Common
Shares                              Common Stock          Stock
Name and Address                    Beneficially       Beneficially
of Beneficial Owner                    Owned              Owned
-------------------                 ------------       ------------

Debora J. Wilson
c/o weather.com
300 Interstate North Parkway
Atlanta, Georgia 30339                        0 (7)             *

David B. Arney                           41,250 (9)             *

David B. Desser                          25,000(10)             *

All directors and executive
  officers as a group
  (14 persons) (11)                  24,289,530              45.07%

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


                            CoolSavings, Inc.


                            By:  /s/ Matthew Moog
                                 -------------------------
                                 Matthew Moog
                                 Chief Executive Officer,
                                 President and Director


Dated:  June 16, 2003

                            CERTIFICATIONS
                            --------------

I, Matthew Moog, certify that:

1. I have reviewed this annual report on Form 10-K of CoolSavings, Inc., as amended;

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


Date: June 16, 2003              /s/ Matthew Moog
                                  -----------------------------------
                                  Matthew Moog
                                  President and Chief Executive Officer

I, David B. Arney, certify that:

1. I have reviewed this annual report on Form 10-K of CoolSavings, Inc., as amended;

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



Date: June 16, 2003              /s/ David B. Arney
                                  -----------------------------------
                                  David B. Arney
                                  Chief Financial Officer

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

Exhibit
No.        Description
-------    -----------

10.1* Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.2*      1997 Stock Option Plan (incorporated by reference to
           Exhibit 10.3 to CoolSavings' Registration Statement on
           Form S-1, file no. 333-94677)

10.3*      1999 Director Option Plan (incorporated by reference to
           Exhibit 10.4 to CoolSavings' Registration Statement on Form S-1, file no. 333-94677)

10.4 Loan and Security Agreement, dated January 18, 2000, between CoolSavings and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.18 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677)

10.5 Forbearance and Reaffirmation Agreement, dated June 15, 2001, between coolsavings.com, inc. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.5 to CoolSavings' Quarterly Report on Form 10-Q for the period ended June 30, 2001)

10.6 Letter Agreement dated July 27, 2001 between coolsavings.com, inc. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.6 to CoolSavings' Quarterly Report on Form 10-Q for the period ended June 30,
           2001)

10.7* Form of Promissory Note from current and former directors of CoolSavings payable to CoolSavings in consideration for exercise of stock options and/or warrants (incorporated by reference to Exhibit 10.6 to CoolSavings' Registration Statement on Form S-1, file no. 333-94677)

10.8*      Termination Agreement, dated December 30, 1999 between
           CoolSavings and Hillel Levin (incorporated by reference to Exhibit 10.7 to CoolSavings' Registration Statement on
           Form S-1, file no. 333-94677)

10.9* Consulting Agreement, dated as of January 1, 2000, between CoolSavings and Hillel Levin (incorporated by reference to Exhibit 10.8 to CoolSavings Registration Statement on Form S-1, file no. 333-94677)

10.10 Lease Agreement, dated February 24, 1997, between Prentiss Properties Acquisition Partners, L.P. and CoolSavings (incorporated by reference to Exhibit 10.9 to CoolSavings' Registration Statement on Form S-1, filed No. 333-94677)

10.11 Agreement of Sublease, dated June 30, 1998, between Insurance Company of North America and CoolSavings (incorporated by reference to Exhibit 10.10 to CoolSavings' Registration Statement on Form S-1, file no. 333-94677)

10.12 Lease Agreement, dated January 3, 2000, between 360 North Michigan Trust and CoolSavings (incorporated by reference to Exhibit 10.11 to CoolSavings' Registration Statement on
           Form S-1, file no. 333-94677)

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

10.19 Commercial Demand Grid Note, dated July 30, 2001, between coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.2 to the August 8-K)

10.20 Voting Agreement between Landmark Communications, Inc., Landmark Ventures VII, LLC and certain coolsavings.com, inc. Stockholders dated July 30, 2001 (incorporated by reference to
           Exhibit 9.1 to the August 8-K)

10.21 Amended and Restated Commercial Demand Grid Note, dated September 28, 2001, between CoolSavings, Inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.9 to CoolSavings' Quarterly Report on Form 10-Q for the period ending September 30, 2001)

10.22*     2001 Stock Option Plan (incorporated by reference to
           Exhibit 10.3 to the August 8-K)

10.23 Form of Stockholders Agreement between CoolSavings, Inc., Landmark Ventures VII, LLC and certain Stockholders of coolsavings.com, inc. (incorporated by reference to Exhibit 10.4 to the August 8-K)

10.24* Severance Agreement dated July 29, 2001 between coolsavings.com, inc. and Steven M. Golden (incorporated by reference to Exhibit 10.12 to the CoolSavings' Quarterly Report on Form 10-Q for the period ended June 30, 2001)

Exhibit
No.        Description
-------    -----------

10.25* Employment Agreement dated July 29, 2001 between coolsavings.com, inc. and Matthew M. Moog (incorporated by reference to Exhibit 10.13 to the CoolSavings' Quarterly Report on Form 10-Q for the period ended June 30, 2001)

10.26      Senior Secured Note dated July 30, 2001 between
           coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.36 to the CoolSavings' Annual Report on Form 10-K for the period ended December 31,
           2001)

10.27 + Letter Agreement by and among Landmark Communications, Inc., Landmark Ventures VII, LLC and CoolSavings, Inc. dated
           November 12, 2001.

99.1       Certification of Chief Executive Officer pursuant to
           Section 906 of the Sarbanes - Oxley Act of 2002.

99.2       Certification of Chief Financial Officer pursuant to
           Section 906 of the Sarbanes - Oxley Act of 2002.

-------------

    +      Previously filed as part of this Annual Report on Form 10-K.

    * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K.