Form 10-Q
period 2003-06-30
COOLSAVINGS INC
filed 2003-08-13
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2003

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

Number of shares of common stock, $0.001 par value per share, outstanding as of July 31, 2003: 39,101,636. (This number represents the number of shares that are required to be reported here. The accompanying report describes additional shares of common stock that are issuable upon conversion of outstanding shares of preferred stock and the exercise of outstanding warrants and outstanding stock options.)

                                 INDEX




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
             June 30, 2003 (Unaudited) and
             December 31, 2002. . . . . . . . . . . . . . . .     3

           Statements of Operations (Unaudited)
             Three and Six Months Ended June 30, 2003
             and 2002 . . . . . . . . . . . . . . . . . . . .     6

           Statement of Changes in Convertible Redeemable
             Preferred Stock and Stockholders' Deficit
             (Unaudited) Six Months Ended June 30, 2003 . . .     7

           Statements of Cash Flows (Unaudited)
             Six Months Ended June 30, 2003 and 2002. . . . .     8

           Notes to Financial Statements (Unaudited). . . . .    10


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    19


Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk. . . . . . . . . . . . . . . . .    41

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    42


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    43

Item 2.    Changes in Securities and Use of Proceeds. . . . .    44

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    44

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    44



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    45

                           COOLSAVINGS, INC.
                            BALANCE SHEETS
            (in thousands, except share and per share data)



                                            JUNE 30,
                                             2003       DECEMBER 31,
                                          (UNAUDITED)      2002
                                          -----------   -----------

                                ASSETS
                                ------

Current assets:
  Cash and cash equivalents . . . . . . . $     5,857   $     4,867
  Restricted certificates of deposit. . .       --              231
  Accounts receivable, net of allowance
    of $925 and $753 at June 30, 2003
    and December 31, 2002, respectively .       5,129         4,900
  Prepaid assets. . . . . . . . . . . . .         247           244
  Other assets, including amounts due
    from related parties of $3 and
    $13 at June 30, 2003 and December 31,
    2002, respectively. . . . . . . . . .          48           360
                                          -----------   -----------

        Total current assets. . . . . . .      11,281        10,602

Property and equipment. . . . . . . . . .       8,918         9,051
Capitalized software costs. . . . . . . .       1,490         1,490
Capitalized web site costs. . . . . . . .       3,403         3,152
                                          -----------   -----------

        Total . . . . . . . . . . . . . .      13,811        13,693

Less accumulated depreciation
  and amortization. . . . . . . . . . . .     (11,368)      (10,391)
                                          -----------   -----------

                                                2,443         3,302

Intangible assets, patents and licenses,
  net of accumulated amortization of
  $500 and $399 at June 30, 2003 and
  December 31, 2002, respectively . . . .           5           101
                                          -----------   -----------

        Total assets. . . . . . . . . . . $    13,729   $    14,005
                                          ===========   ===========

                           COOLSAVINGS, INC.
                      BALANCE SHEETS - Continued
            (in thousands, except share and per share data)



                                            JUNE 30,
                                             2003       DECEMBER 31,
                                          (UNAUDITED)      2002
                                          -----------   -----------

                              LIABILITIES
                              -----------

Current liabilities:
  Accounts payable, including amounts due
    to related parties of $48 and $55 at
    June 30, 2003 and December 31, 2002,
    respectively. . . . . . . . . . . . . $       780   $     1,091
  Accrued marketing expense, including
    amount due to related parties of $34
    and $77 at June 30, 2003 and
    December 31, 2002, respectively . . .       1,240           989
  Accrued compensation. . . . . . . . . .       1,069         1,147
  Accrued interest due to related party .          79            76
  Accrued expenses, including amounts due
    to related parties of $1,207 and
    $1,066 at June 30, 2003 and
    December 31, 2002, respectively . . .       2,428         2,179
  Lease exit cost liability . . . . . . .         266           311
  Deferred revenue. . . . . . . . . . . .         610           516
  Senior secured note payable due to
    related party . . . . . . . . . . . .       5,819         5,592
                                          -----------   -----------
        Total current liabilities . . . .      12,291        11,901
                                          -----------   -----------
Long-term liabilities:
  Deferred revenue. . . . . . . . . . . .         245           177
  Lease exit cost liability . . . . . . .       1,100         1,014
  Accrued expenses due to related parties       --               91
                                          -----------   -----------
        Total long-term liabilities . . .       1,345         1,282
                                          -----------   -----------

Commitments and contingencies (Note 9)

Convertible redeemable cumulative Series B
  Preferred Stock, $0.001 par value,
  258,000,000 shares authorized at
  June 30, 2003 and December 31, 2002,
  and 153,431,121 and 148,600,102 issued
  and outstanding at June 30, 2003 and
  December 31, 2002, respectively
  (liquidation preference of $0.1554 per
  share at June 30, 2003 and December 31,
  2002) . . . . . . . . . . . . . . . . .      23,842        23,091
Convertible redeemable Series C Preferred
  Stock, $0.001 par value, 13,000,000 shares
  authorized and 13,000,000 shares issued
  and outstanding at June 30, 2003 and
  December 31, 2002  (liquidation preference
  of $0.1665 per share at June 30, 2003
  and December 31, 2002). . . . . . . .         1,950         1,950

                           COOLSAVINGS, INC.
                      BALANCE SHEETS - Continued
            (in thousands, except share and per share data)



                                            JUNE 30,
                                             2003       DECEMBER 31,
                                          (UNAUDITED)      2002
                                          -----------   -----------

                         STOCKHOLDERS' DEFICIT
                         ---------------------

Common stock, $0.001 par value per share,
  379,000,000 shares authorized at June 30,
  2003 and December 31, 2002, 39,101,636
  and 39,093,660 shares issued and
  outstanding at June 30, 2003 and
  December 31, 2002, respectively . . . .          39            39
Additional paid-in capital  . . . . . . .      73,005        73,608
Accumulated deficit . . . . . . . . . . .     (98,743)      (97,866)
                                          -----------   -----------
        Total stockholders' deficit . . .     (25,699)      (24,219)


        Total liabilities, convertible
          redeemable preferred stock and
          stockholders' deficit . . . . . $    13,729   $    14,005
                                          ===========   ===========






































The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                       STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (UNAUDITED)

                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,               JUNE 30
                          --------------------- ---------------------
                             2003       2002       2003       2002
                          ---------- ---------- ---------- ----------
Revenues:
  e-marketing services. . $    8,580 $    5,052 $   16,129 $   10,749
  License royalties . . .         66         74        141        140
                          ---------- ---------- ---------- ----------
Net revenues. . . . . . .      8,646      5,126     16,270     10,889

Cost of revenues. . . . .        601        914      1,389      1,898
                          ---------- ---------- ---------- ----------
Gross profit. . . . . . .      8,045      4,212     14,881      8,991
                          ---------- ---------- ---------- ----------
Operating expenses:
  Sales and marketing . .      4,560      2,632      8,955      6,127
  Product development . .        723        923      1,477      1,995
  General and adminis-
    trative . . . . . . .      2,405      2,065      4,632      4,551
  Lease exit costs. . . .        148      --           357      --
  Loss on asset
    impairment. . . . . .      --         --            81      --
                          ---------- ---------- ---------- ----------
Total operating
  expenses. . . . . . . .      7,836      5,620     15,502     12,673
                          ---------- ---------- ---------- ----------
Income (loss) from
  operations. . . . . . .        209     (1,408)      (621)    (3,682)

Other income (expense):
  Interest and other
    income. . . . . . . .          6         11         25         25
  Interest expense. . . .       (142)      (299)      (281)      (584)
                          ---------- ---------- ---------- ----------
Total other income
  (expense) . . . . . . .       (136)      (288)      (256)      (559)
                          ---------- ---------- ---------- ----------
Income (loss) before
  income taxes. . . . . .         73     (1,696)      (877)    (4,241)
Income taxes. . . . . . .      --         --         --         --
                          ---------- ---------- ---------- ----------
Net income (loss) . . . .         73     (1,696)      (877)    (4,241)

Cumulative dividend on
  Series B Preferred
  Stock . . . . . . . . .       (476)      (209)      (944)      (413)
                          ---------- ---------- ---------- ----------
Loss applicable to
  common stockholders . . $     (403)$   (1,905)$   (1,821)$   (4,654)
                          ========== ========== ========== ==========
Basic and diluted net
  loss per share. . . . . $    (0.01)$    (0.05)$    (0.05)$    (0.12)
                          ========== ========== ========== ==========
Weighted average shares
  used in the calculation
  of basic and diluted
  net loss per share. . . 39,101,022 39,093,660 39,097,362 39,093,660
                          ========== ========== ========== ==========


The accompanying notes are an integral part of the financial statements.

                                              COOLSAVINGS, INC.
                       STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                          AND STOCKHOLDERS' DEFICIT

                                   FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                 (UNAUDITED)
                               (in thousands, except share and per share data)
                                                                     Stockholders' Deficit
                                                      ---------------------------------------------------
               Series B Redeemable  Series C Redeemable                                          Total
                 Preferred Stock      Preferred Stock      Common Stock    Additional   Accumu-  Stock-
               -------------------  ------------------- -------------------  Paid-in    lated    holders'
                  Shares   Amount     Shares    Amount    Shares    Amount   Capital    Deficit  Deficit
                ---------- -------  ----------  ------- ----------  -----------------  --------  --------
Balances,
 January 1,
 2003 . . . . .148,600,102 $23,091  13,000,000   $1,950 39,093,660  $    39  $ 73,608  $(97,866) $(24,219)

Cumulative
 dividend
 declared
 on Series B
 Preferred
 Stock. . . . . 4,831,019     751

Cumulative
 dividend
 accrued on
 Series B
 Preferred
 Stock. . . . .                                                                  (944)               (944)

Stock option
 expense. . . .                                                                   340                 340

Stock options
 exercised. . .                                              7,976                  1                   1

Net loss. . . .                                                                            (877)     (877)
               ----------- -------  ----------   ------ ----------  -------  --------  --------  --------
Balances,
 June 30,
 2003 . . . . .153,431,121 $23,842  13,000,000   $1,950 39,101,636  $    39  $ 73,005  $(98,743) $(25,699)
               =========== =======  ==========   ====== ==========  =======  ========  ========  ========

                  The accompanying notes are an integral part of the financial statements.

                           COOLSAVINGS, INC.
                       STATEMENTS OF CASH FLOWS
                            (in thousands)

            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                              (UNAUDITED)



                                              2003           2002
                                           ----------     ----------

Cash flows provided by (used in)
 operating activities:
  Net loss. . . . . . . . . . . . . . .    $     (877)    $   (4,241)

Adjustments to reconcile net loss to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization . . . .         1,145          2,398
  Provision for doubtful accounts . . .           734            219
  Stock option expense. . . . . . . . .           340          --
  Interest payment in kind. . . . . . .           230            212
  Write-off related to website
    project costs . . . . . . . . . . .         --               104
  Write-off related to intangible
    asset . . . . . . . . . . . . . . .         --                42
  Landmark transaction costs. . . . . .         --                21
  Loss on asset impairment. . . . . . .            81          --

Changes in assets and liabilities:
  Decrease in restricted certificates
    of deposit. . . . . . . . . . . . .           231          --
  (Increase) decrease in accounts
    receivable. . . . . . . . . . . . .          (964)           312
  Decrease (increase) in prepaid
    and other current assets. . . . . .           309           (169)
  (Decrease) in accounts payable. . . .          (311)        (1,846)
  Increase in deferred revenue. . . . .           162             58
  Increase in accrued and other
    liabilities . . . . . . . . . . . .           137            556
  Increase in lease exit cost
    liability . . . . . . . . . . . . .            41          --
                                           ----------     ----------
        Net cash flows provided by
          (used in) operating
          activities. . . . . . . . . .         1,258         (2,334)
                                           ----------     ----------

Cash flows provided by (used in)
 investing activities:
  Purchases of property and equipment .           (20)          (353)
  Capitalized web site development
    costs . . . . . . . . . . . . . . .          (252)          (230)
  Proceeds from sale of property and
    equipment . . . . . . . . . . . . .             3             10
                                           ----------     ----------
        Net cash used in
          investing activities. . . . .          (269)          (573)
                                           ----------     ----------

                           COOLSAVINGS, INC.
                 STATEMENTS OF CASH FLOWS - Continued
                            (in thousands)



                                              2003           2002
                                           ----------     ----------

Cash flows provided by (used in)
 financing activities:
  Advances on notes payable . . . . . .         --             1,500
  Repayment of debt obligations . . . .         --            (1,524)
  Stock options exercised . . . . . . .             1          --
                                           ----------     ----------
        Net cash provided by
          (used in) financing
          activities. . . . . . . . . .             1            (24)
                                           ----------     ----------

Net increase (decrease) in cash . . . .           990         (2,931)

Cash and cash equivalents,
  beginning of period . . . . . . . . .         4,867          5,144
                                           ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . . . . . .    $    5,857     $    2,213
                                           ==========     ==========

Supplemental schedule of cash
 flow information:
  Cash paid for interest. . . . . . . .    $    --        $       47
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

     Landmark Communications, Inc. and Landmark Ventures VII, LLC
(together, "Landmark") have the right to at any time require the Company to redeem any or all of the shares of Series B Preferred Stock held by Landmark and repay the senior secured note payable due to Landmark. If Landmark chose to exercise these rights, the Company's ability to continue to operate the business would be jeopardized.

     The Company's independent auditors have issued their report on the Company's financial statements for 2002 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to the Company's ability to continue as a going concern.

     These financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's most recently filed Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and related notes in the Form 10-K of the Company for the year ended December 31, 2002.

     In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial position as of June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. These quarterly results of operations are not necessarily indicative of those expected for the full year.

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

     The Company recognized $340 and $0 of compensation expense in the three months ended June 30, 2003 and June 30, 2002, respectively, in conjunction with grants made under its fixed stock option plans. The $340 charge in 2003 was recorded in general and administrative expense and related to stock options previously issued to a former CEO, Steven Golden. Effective July 31, 2001, the Company entered into a severance agreement with Mr. Golden which changed the terms of his options, requiring that they be accounted for as variable options under APB Opinion Number 25. The charge in 2003 represents the difference between the closing price of the Company's stock on June 30, 2003 of $0.82 per share and the exercise price of the variable options of $0.50 per share. This charge will continue to be adjusted in future periods for increases and decreases in the Company's stock price until the options are exercised, expire or are forfeited.

     The Company has adopted the disclosure requirements of SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." No stock option grants were issued during the three and six months ended June 30, 2003. Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:

                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,               JUNE 30,
                          --------------------- ---------------------
                             2003       2002       2003       2002
                          ---------- ---------- ---------- ----------
Net loss applicable to
  common stockholders,
  as reported . . . . . . $     (403)$   (1,905)$   (1,821)$   (4,654)

Deduct: Stock-based
  employee compensation
  expense determined
  under fair value
  based method for all
  awards, net of
  related tax effects . .       (371)      (610)      (743)    (1,219)
                          ---------- ---------- ---------- ----------
Pro forma net loss
  applicable to common
  stockholders. . . . . . $     (774)$   (2,515)$   (2,564)$   (5,873)
                          ========== ========== ========== ==========
Weighted average
  shares outstanding. . . 39,101,022 39,093,660 39,097,362 39,093,660

Earnings per share:
  Basic and diluted -
    as reported . . . . . $    (0.01)$    (0.05)$    (0.05)$    (0.12)
  Basic and diluted -
    pro forma . . . . . . $    (0.02)$    (0.06)$    (0.07)$    (0.15)
                          ========== ========== ========== ==========

These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, the timing of additional grants of stock option awards and the number of shares underlying future awards.

     The assumptions used for valuations of stock option grants calculated in accordance with SFAS 123 are as follows:

                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                  JUNE 30,              JUNE 30,
                            -------------------   -------------------
                              2003       2002       2003       2002
                            --------   --------   --------   --------

Annualized dividend
  yield . . . . . . . . .      --         0.00%      --         0.00%
Risk-free rate of
  return. . . . . . . . .      --         4.21%      --         4.21%
Expected option term
  (in years). . . . . . .      --          5.00      --          5.00
Expected volatility . . .      --       247.63%      --       247.63%

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003 and reported as a cumulative effect adjustment. The Company does not expect that this Statement will have a material effect on its financial position or results of operations.

4.   BANK LINES OF CREDIT AND OTHER LOANS:

     a.    Bank Lines of Credit:

     During 2002, the Company had two separate credit facilities, both of which expired as of December 31, 2002. At the time of their expiration, there was no outstanding balance under either credit facility.

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

     b.    Landmark Loans:

     In 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of the Company's assets and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark. At June 30, 2003, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement, which defaults cannot be cured as the Senior Secured Loan have cross-default provisions and are cross-collateralized, include:

..    The Company's failure to achieve a prescribed amount of billings during 2002; and

..    The Company's failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities; and

..    The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth.

     These failures constitute events of default. Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, the Company has classified as currently payable as of June 30, 2003 the Senior Secured Loan which, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totals $5,898.

     In connection with the Senior Secured Loan, on November 12, 2001, the Company issued to Landmark warrants to purchase 10,000,000 shares of the Company's common stock (the "Landmark Warrants"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The Landmark Warrants contain a net exercise feature and are exercisable at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The Company automatically issues to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan as paid-in-kind interest. As of June 30, 2003, the Landmark Warrants were exercisable for 11,246,882 shares of the Company's common stock at an exercise price of $0.50 per share.

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

     Under the terms of the Securities Purchase Agreement, the Company agreed that, if certain events occurred prior to December 31, 2002 (the "Shortfall Events"), Landmark would have the right to acquire additional shares of Series B Preferred Stock at a price of $0.1554 per share (the "Shortfall Rights"). The number of shares that Landmark has the right to acquire would equal the "Shortfall Amount" (generally the cash needed by the Company in connection with a Shortfall Event) divided by $0.1554.
Under a letter dated November 12, 2001, the Company agreed that, when Shortfall Events occurred, Landmark could elect to loan the Company the Shortfall Amount under a grid note, as amended (the "Grid Note"), and Landmark could later elect to apply such loaned funds to the purchase price of additional shares of Series B Preferred Stock under its Shortfall Rights arising in connection with such Shortfall Events.

     On October 24, 2002, in connection with a Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets compared to current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 for such shares ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of June 30, 2003, Landmark held 153,431,121 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), in addition to the warrants to purchase 11,246,882 shares of the Company's common stock described above. For the three months ended June 30, 2003, dividends in the amount of 3,068,622 shares of Series B Preferred Stock accrued and dividends in the amount of 3,008,453 shares of Series B Preferred Stock were declared to the holders of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may, at its option, require the Company to redeem all of the issued and outstanding Series B Preferred Stock, which have an aggregate redemption value of $23,842 as of June 30, 2003, at any time. Landmark also has the right to elect not less than a majority of the Company's board of directors.

     Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on outstanding Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrants. The number of Landmark Warrants will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

     As of June 30, 2003, the Company had reserved approximately 168,000,000 shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends thereon, and the exercise of all outstanding Landmark Warrants.

     b.    Series C Preferred Stock:

     As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) 13,000,000 shares of

$0.001 par value, redeemable Series C preferred stock (the "Series C Preferred Stock"). The Series C Preferred Stock was issued in exchange for certain notes held by those individuals, the related accrued interest, and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to those individuals. As of June 30, 2003, the Company had reserved 13,000,000 shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock.

     c.    Conversion of Series B and C Preferred Stock

     As of June 30, 2003, the Company had outstanding 39,101,636 shares of common stock, 153,431,121 shares of Series B Preferred Stock, and 13,000,000 shares of Series C Preferred Stock. The shares of both series of preferred stock of the Company are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to antidilution provisions set forth in the Company's Certificate of Incorporation. If all the outstanding shares of preferred stock of the Company were converted into shares of common stock, a total of 205,532,757 shares of common stock would have been outstanding as of June 30, 2003.

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

     During the three and six months ended June 30, 2003, given deteriorating sublease market conditions and future outlook, the Company revised its estimates of the future net costs associated with office space determined to be unnecessary for it future operations. As a result of these revisions, the Company recorded additional operating expenses of $148 and $357 in the three and six months ended June 30, 2003, representing adjustments to the estimated future lease obligations related to the office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.

     For the three and six months ended June 30, 2003, lease exit costs consisted of the following:
                               Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                                   (unaudited)         (unaudited)
                               ------------------  ------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
Lease obligation, net of
  estimated sub-lease
  income. . . . . . . . . . .  $    199  $  --     $    364  $  --
Broker commissions and
  other miscellaneous costs .       (51)    --           (7)    --
                               --------  --------  --------  --------
Lease exit costs. . . . . . .  $    148  $  --     $    357  $  --
                               ========  ========  ========  ========

     At June 30, 2003, the liability associated with the lease exit costs consisted of the following:

                      Balance at   Subsequent            Balance at
                      December 31, Accruals,              June 30,
                         2002         Net      Payments    2003
                      -----------  ----------  --------  -----------
Lease obligation,
 net of estimated
 sub-lease income . . .  $  1,090    $    364  $   (260)   $  1,194
Broker commissions
 and other trans-
 action costs . . . . .       235          (7)      (56)        172
                         --------    --------  --------    --------
Total lease exit
 liability. . . . . . .     1,325         357      (316)      1,366

Less:  current
 portion of
 lease exit
 liability. . . . . . .      (311)                             (266)
                         --------                          --------
Long-term lease
 exit liability . . . .  $  1,014                          $  1,100
                         ========                          ========

     Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.

7.   EARNINGS PER SHARE:

     FASB SFAS No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share on both a basic and diluted basis for the three and six months ended June 30, 2003 and 2002. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of employee stock options and investor warrants and the conversion of the preferred stock as the effect of such exercises and conversions would be anti-dilutive. As of June 30, 2003, there were 8,756,290 stock options outstanding, 11,246,882 investor warrants outstanding, and 166,431,121 shares of convertible preferred stock outstanding.

                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                 JUNE 30,              JUNE 30,
                               (Unaudited)           (Unaudited)
                          --------------------- ---------------------
                             2003       2002       2003       2002
                          ---------- ---------- ---------- ----------
Numerator:
 Net income (loss). . . . $       73 $   (1,696)$     (877)$   (4,241)
 Cumulative dividend on
   Series B Preferred
   Stock. . . . . . . . .       (476)      (209)      (944)      (413)
                          ---------- ---------- ---------- ----------
 Loss applicable to
  common stockholders . . $     (403)$   (1,905)$   (1,821)$   (4,654)
                          ========== ========== ========== ==========
Basic and diluted loss
 per share. . . . . . . . $    (0.01)$    (0.05)$    (0.05)$    (0.12)
                          ========== ========== ========== ==========
Denominator:
 Weighted average shares
   used in the calcula-
   tion of basic and
   diluted loss per
   share. . . . . . . . . 39,101,022 39,093,660 39,097,362 39,093,660
                          ========== ========== ========== ==========

8.   STOCK OPTION COMPENSATION:

     During the first and second quarters of 2003, the Company did not grant any options to purchase shares of common stock.

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

     On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank ("Wachovia") to collateralize lease deposits required with respect to the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. Effective March 31, 2003, the Company terminated its lease of office facilities in New York, resulting in a reduction of $92 in the Landmark Letters of Credit, in April 2003. The remaining Landmark Letters of Credit, totaling $1,506, were renewed in March and April of 2003 for periods of one year. Landmark may, in its sole discretion, cancel any or all of the Landmark Letters of Credit upon 90 days' written notice to the Company. If the Landmark Letters of Credit expire or are so cancelled, the Company would need to enter into an alternate credit arrangement.

     b.    LITIGATION

     On August 23, 1999, the Company instituted a lawsuit in the U.S. District Court for the Northern District of Illinois (the "Northern District") against Brightstreet.com, Inc. ("Brightstreet") for infringement of the Company's United States Patent No. 5,761,648 (the "'648 Patent") seeking unspecified damages and a permanent injunction against further infringement. Brightstreet filed counterclaims alleging the invalidity and unenforceability of the '648 Patent, and sought unspecified damages and injunctive relief. The parties agreed to a settlement of the lawsuit in open court on October 29, 2001. Subsequently, Brightstreet objected to the report and recommendation of the court that the written settlement agreement the Company presented most accurately reflected the agreement reached by the parties. On July 8, 2002, the Northern District fully adopted the report and recommendation of the Magistrate Judge, concurring with the Company's belief that the litigation had been settled, denied Brightstreet's objections to the report and recommendation, adopted the written settlement agreement the Company presented, and dismissed the case with prejudice. On August 9, 2002, Brightstreet appealed the ruling of the Northern District to the Federal Circuit. Both parties submitted written positions to the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"), which held an oral argument on May 9, 2003. On May 15, 2003, the Federal Circuit affirmed Per Curiam the judgment of the Northern District, adopting the report and recommendation of the Magistrate Judge.

     On November 15, 1999, Catalina Marketing International, Inc. ("Catalina Marketing") filed a lawsuit against the Company in the United States District Court for the Middle District of Florida. The complaint alleged that the Company's systems and methods infringed Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"), and sought to enjoin the Company from further infringing its '041 Patent. The case was transferred to the Northern District, which ruled that the Company did not infringe the '041 patent. On May 8, 2002, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the Northern District. The case was remanded to the Northern District for further proceedings to determine whether the Company had any liability for infringement of the '041 Patent. On June 25, 2003, the Northern District issued a claim construction ruling construing claim terms in dispute between the parties. Because Catalina Marketing agreed with the Company that, based upon the Northern District's construction of several claim terms of the '041 Patent, Catalina Marketing could not establish infringement of the '041 Patent by the Company, on July 10, 2003 the parties asked the Northern District to enter a final judgment of non-infringement in favor of the Company. Catalina Marketing can appeal a final judgment to the Federal Circuit.

     On February 12, 2000, Supermarkets Online, Inc. ("Supermarkets Online"), an affiliate of Catalina Marketing, filed a lawsuit against the Company in the United States District Court for the Central District of California. The complaint alleges that the Company's systems and methods infringe Supermarkets Online's United States Patent No. 6,014,634 (the "'634 Patent"), and seeks unspecified damages and injunctive relief. On March 13, 2003, the Court removed the case from its active caseload until further application by the parties or Order of the Court. The Company has filed with the Patent and Trademark Office a request for re-examination of the '634 patent, which request for re-examination was granted in March 2001. An unfavorable outcome for the Company is considered neither probable nor remote by the Company's management at this time, and an estimate of possible loss or range of possible losses currently cannot be made.

     The pending lawsuit with Supermarkets Online, while pending for over three years, is nevertheless in the pre-trial discovery stage and may not be resolved favorably to the Company. The Company may be required to alter or stop selling its services, or to pay costs and legal fees or other damages in connection with this case and the various counterclaims that have been asserted against the Company, and its patents or future patents may be found invalid or unenforceable. An unfavorable outcome for the Company is considered neither probable nor remote by the Company's management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

     In October 2002, the Company received a demand for arbitration from Coupco, Inc. ("Coupco") relating to a dispute over the Company's obligation to pay royalties under its Patent License Agreement with Coupco which was executed on April 6, 2000. The Company has opposed Coupco's demand and is currently investigating the factual and legal bases for Coupco's demand; however, the Company recorded a charge in 2002 of $200 and a charge of $75 in the first six months of 2003 for the current estimated amount of the loss.

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

     c.    OTHER CONTINGENCIES

     In March of 2003, a customer claimed that the Company failed to deliver certain services pursuant to the terms of a 2002 agreement with the customer. The Company believes the services were delivered in accordance with the terms of the agreement. The Company is discussing with the customer a resolution to this matter which may involve the delivery of additional services at no charge to the customer. During 2002, the Company accrued a contingency loss of $70 in general and administrative expenses as an estimate, at the time, of the cost of resolving the issue. Currently, an unfavorable outcome for the Company is considered neither probable nor remote.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (dollar amounts are shown in thousands)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

     You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections. We have tried to identify these statements by using words such as "believe," "expect," "forecast," "target" and similar expressions, but that is not the exclusive means of identifying such statements. Our actual results could differ materially from those expressed in or implied by these forward-looking statements as a result of numerous risks, uncertainties and other factors, including, without limitation, our ability to protect our patents, trademarks and proprietary rights, and the proliferation of unsolicited email on the Internet which creates a negative public perception of Internet marketing. For a discussion of these and other risks, uncertainties and other factors which could cause actual results to differ materially from those expressed in or anticipated by the forward-looking statements, see "Risk Factors" below.

     We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws.

OVERVIEW

     We are an online direct marketing and media company with a database of more than 27 million registered households. We help marketers reach their target consumers by leveraging our broad distribution network, sophisticated analytics and proprietary technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. Utilizing a growing database of registered consumers, we supply marketers with a single resource for accessing and engaging a dynamic group of shoppers. Through our customized, integrated direct marketing and media products, advertisers can target a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, trial offers, samples, sales notices and sweepstakes to promote sales of products or services and drive customers into brick-and-mortar stores or online web sites. In addition, our proprietary database technology tracks consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with a market leading breadth of sophisticated consumer data which they may use to make smarter marketing decisions.

     Our web site, coolsavings.com, offers consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including brick-and-mortar retailers, online retailers, consumer packaged goods manufacturers, and travel and financial service providers.

CRITICAL ACCOUNTING POLICIES

     We have prepared the financial information in this report in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting policies include revenue recognition, estimation of sales credits and the allowance for doubtful accounts, capitalization of web site development costs, and the valuation of long-lived assets including estimates and judgments related to the impairment of such long-lived assets, lease exit costs and intangible assets. For a discussion of these critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in CoolSavings' Form 10-K for the year ended December 31, 2002, as filed with the SEC.

RECENT DEVELOPMENTS

     On August 23, 1999, we instituted a lawsuit in the U.S. District
Court for the Northern District of Illinois (the "Northern District") against Brightstreet.com, Inc. ("Brightstreet") for infringement of our United States Patent No. 5,761,648 (the "'648 Patent"), seeking unspecified damages and a permanent injunction against further infringement. Brightstreet filed counterclaims alleging the invalidity and unenforceability of the '648 Patent, and sought unspecified damages and injunctive relief. The parties agreed to a settlement of the lawsuit in open court on October 29, 2001. Subsequently, Brightstreet objected to the report and recommendation of the Northern District court that the written settlement agreement we presented most accurately reflected the agreement reached by the parties. On July 8, 2002, the Northern District fully adopted the report and recommendation of the Magistrate Judge concurring with our belief that the litigation had been settled, denied Brightstreet's objections to the report and recommendation, adopted the written settlement agreement we presented, and dismissed the case with prejudice. On August 9, 2002, Brightstreet appealed the ruling of the Northern District to the Federal Circuit. Both parties submitted written positions to the Federal Circuit, which held an oral argument on May 9, 2003. On May 15, 2003, the Federal Circuit affirmed Per Curiam the judgment of the Northern District, adopting the report and recommendation of the Magistrate Judge.

     On November 15, 1999, Catalina Marketing International, Inc. ("Catalina Marketing") filed a lawsuit against us in the United States District Court for the Middle District of Florida. The complaint alleged that our systems and methods infringed Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"), and sought to enjoin us from further infringing its patent. The case was transferred to the Northern District, which ruled that we did not infringe the '041 Patent. On May 8, 2002, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the Northern District. The case was remanded to the Northern District for further proceedings to determine whether we had any liability for infringement of the '041 Patent. On
June 25, 2003, the Northern District issued a claim construction ruling construing claim terms in dispute between the parties. Because Catalina Marketing agreed with us that based upon the Northern District's construction of several claim terms of the '041 Patent, Catalina Marketing could not establish infringement of the '041 Patent by us, on July 10, 2003 the parties asked the Northern District to enter a final judgment of non-infringement in favor of us. Catalina Marketing can appeal the judgment to the Federal Circuit.

     As of June 30, 2003, dividends in the amount of 3,068,622 shares of Series B Preferred Stock had accrued "in-kind" on the outstanding shares of Series B Preferred Stock. We declared and paid those dividends on July 1, 2003. The Series B Preferred Stock issued is redeemable at Landmark's option at any time. The Series B Preferred Stock also is convertible into common stock at any time. As of June 30, 2003, Landmark held 153,431,121 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and held Landmark Warrants to purchase 11,246,882 shares of our common stock.

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

     Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and include early termination provisions. In the three month period ended
June 30, 2003, our largest advertiser accounted for approximately 4.6% of our revenues and our top five advertisers together accounted for approximately 18.3% of our revenues, as compared to 3.9% and 17.5%, respectively, in the same period of 2002.

     Our revenues for each period depend on a number of factors including the number of advertisers sending promotional offers to our members, the size of our membership base and the responsiveness of our members to each promotion. We believe that our revenues will continue to be subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the last half of the third quarter and first half of the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns. If purchasing patterns or timing of purchasing by advertisers change, our results of operations and quarter-to-quarter comparisons could be affected materially.

     Included in online direct marketing services revenue are consulting services provided to customers interested in learning from our extensive experience in data collection, direct marketing, and predictive modeling to execute effective promotional campaigns. Revenue from consulting services is recognized as the services are performed, and generally charged to customers on a time and materials basis, usually with certain minimum monthly billings. Approximately 2% of our revenue was generated from consulting services during the three month period ended June 30, 2003.

     LICENSING REVENUE

     We license portions of our intellectual property, including our issued patents, to third parties. Licensing revenue is recognized ratably over the term of the license agreement. Approximately 1% of our revenue was generated from royalty and license fees and other miscellaneous sources during the three month period ended June 30, 2003.

EXPENSES

     COST OF REVENUES

     Our cost of revenues consists primarily of Internet connection charges, web site equipment depreciation, salaries and related benefits of operations personnel, fulfillment costs related to member loyalty incentives, salaries and related benefits of personnel providing consulting services to customers, and other operations costs directly related to revenue generation.

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

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for professional services, occupancy costs, and stock-based compensation expense.

     LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT

     Lease exit costs and loss on asset impairment reflect costs associated with our determination that a significant portion of our leased office space was unnecessary for our future operations. During 2002 and 2003, we recorded lease exit costs representing the estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. These estimates are revised as market conditions and future outlooks change. We also determined that the estimated undiscounted cash flows expected to be generated by these assets in the unnecessary, unoccupied office space were less than the net book value of the assets. Therefore, we recorded losses on asset impairment to write-down the assets to their estimated fair value.

     Significant assumptions about the timing of a sale or inclusion of these assets in a future sublease were required in making the estimate of fair value for these assets. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate the fair values.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2002

     NET REVENUES

     Net revenues increased 69% to $8,646 in the three month period ended June 30, 2003 from $5,126 in the three month period ended June 30, 2002. The revenue increase was attributable primarily to an increase in our spending on online advertising, along with strong content from our advertisers. These factors drove an increase in the number of new member registrations and an increase in the number of revenue producing actions initiated by our members.

     COST OF REVENUES AND GROSS PROFIT

     Cost of revenues decreased to $601 in the three month period ended June 30, 2003, from $914 in the three month period ended June 30, 2002. Gross profit increased as a percentage of net revenues to 93% in the three month period ended June 30, 2003, from 82% in the three month period ended June 30, 2002. The increase in gross profit is primarily due to the decrease in amortization and depreciation in the second quarter of 2003 as compared to the second quarter of 2002 caused by a decrease in capital spending since mid-2001 and certain computer hardware and software assets being fully amortized as of March 31, 2003.

     OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses increased to $4,560, or 53% of net revenues in the three month period ended June 30, 2003, from $2,632, or 51% of net revenues, in the three month period ended June 30, 2002. The $1,928 increase in sales and marketing expenses was primarily due to an increase in online advertising expense of $1,240, a $304 offline advertising credit received in 2002, and a $372 increase in personnel and personnel related costs compared to the same period in 2002.

     PRODUCT DEVELOPMENT. Product development expenses decreased to $723, or 8% of net revenues, in the three month period ended June 30, 2003, from $923, or 18% of net revenues, in the three month period ended June 30, 2002. The $200 decrease in product development expenses was primarily due to a decrease in the amortization of capitalized web site costs as compared to the same period in 2002. A significant portion of our capitalized web site costs are fully amortized.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2,405, or 28% of net revenues, in the three month period ended June 30, 2003, from $2,065, or 40% of net revenues, in the three month period ended June 30, 2002. The $340 increase in general and administrative expenses was primarily due to an increase in legal fees of $312 related to increased litigation-related activity, $102 in favorable accounts payable settlements in the second quarter of 2002 compared to $0 in the second quarter of 2003, and an increase in personnel and personnel related expenses of $56. Partially offsetting these increases were a decrease in office rent expense of $250, and a decrease in depreciation and amortization of approximately $217.

     Also, in the second quarter of 2003, we recorded a $340 charge related to stock options previously issued to a former CEO, Steven Golden. Effective July 31, 2001, we entered into a severance agreement with Mr. Golden which changed the terms of his options, requiring that they be accounted for as variable options under APB Opinion Number 25. The charge in 2003 represents the difference between the closing price of our stock on June 30, 2003 of $0.82 per share and the exercise price of the variable options of $0.50 per share. This charge will continue to be adjusted in future periods for increases and decreases in our stock price until the options are exercised, forfeited or expire.

     LEASE EXIT COSTS. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", we recorded an operating expense of $148 in the three months ended June 30, 2003 representing an adjustment to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. The adjustment was recorded to reflect changes in estimates due to a deterioration in current and projected sublease market conditions.

     INCOME (LOSS) FROM OPERATIONS. Our income from operations was $209 for the three month period ended June 30, 2003 compared to a loss of $1,408 for the same period of 2002. The improvement was primarily due to an increase in revenue resulting from an increase in new member registrations and the number of revenue producing actions initiated by members. It also reflects lower depreciation and amortization expense of $711 due to certain assets being fully amortized as of March 31, 2003. Our loss from operations included a charge for lease exit costs of $148, in the three months ended June 30, 2003. We did not incur any lease exit costs for the same period of 2002.

     INTEREST INCOME (EXPENSE), NET. During the three month period ended June 30, 2003, we incurred net interest expense of $136, as compared to net interest expense of $288 for the three month period ended June 30, 2002. During the three month period ended June 30, 2003, net interest expense decreased due to the conversion of the Grid Note balance to Series B Preferred Stock in December 2002. Interest incurred on the Grid Note was $0 and $156 in the second quarters of 2003 and 2002, respectively.

     SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30,
2002

     NET REVENUES

     Net revenues increased 49% to $16,270 in the six month period ended June 30, 2003 from $10,889 in the six month period ended June 30, 2002. The increase in revenue was attributable primarily to an increase in our spending on online advertising, along with strong content from our advertisers. These factors drove an increase in the number of new member registrations and an increase in the number of revenue producing actions initiated by our members.

     COST OF REVENUES AND GROSS PROFIT

     Cost of revenues decreased to $1,389 in the six month period ended June 30, 2003, from $1,898 in the six month period ended June 30, 2002. Gross profit increased as a percentage of net revenues to 91% in the six month period ended June 30, 2003, from 83% in the six month period ended June 30, 2002. The increase in gross profit reflects a decrease in amortization and depreciation in the first half of 2003 as compared to the first half of 2002 caused by a decrease in capital spending since mid-2001 and certain computer hardware and software assets being fully amortized as of March 31, 2003.

     OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses increased to $8,955, or 55% of net revenues in the six month period ended June 30, 2003, from $6,127, or 56% of net revenues, in the six months ended June 30, 2002.

The $2,828 increase in sales and marketing expenses was primarily due to a $1,981 increase in online advertising, a $304 offline advertising credit received in 2002, and a $643 increase in payroll and payroll related expenses in the first six months of 2003, compared to the same period of 2002. Partially offsetting these increases was a $193 decrease in expenses associated with a decrease in barter revenue.

     PRODUCT DEVELOPMENT. Product development expenses decreased to $1,477, or 9% of net revenues, in the six month period ended June 30, 2003, from $1,995, or 18% of net revenues, in the six month period ended June 30, 2002. The $518 decrease in product development expenses was primarily due to a $387 decrease in the amortization of capitalized web site costs as compared to the same period in 2002. A significant portion of our capitalized web site costs are fully amortized. Also contributing to this decrease was $0 in write-offs of previously capitalized website development costs in the first half of 2003 compared to $103 in the first half of 2002.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $4,632 for the six month period ended June 30, 2003, compared to $4,551 in the six month period ended June 30, 2002. However, as a percent of revenue, general and administrative expenses decreased to 28% of net revenues in the six month period ended June 30, 2003 from 42% of net revenues in the six month period ended June 30, 2002. In the first half of 2003, we incurred $476 and $346 less in office rent and depreciation and amortization expense, respectively, compared to the first half of 2002. These decreases were partially offset by a $397 increase in legal fees and $128 in legal settlements reached in 2002 compared to $0 in 2003.

     Also, in the second quarter of 2003, we recorded a $340 charge related to stock options previously issued to a former CEO, Steven Golden, as discussed above.

     LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT. During the six months ended June 30, 2003, we re-evaluated our future expected space requirements given current sublease market conditions and future outlook and determined that an additional portion of our leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", we recorded an operating expense of $357 in the six months ended June 30, 2003, representing an adjustment to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we determined that the estimated undiscounted cash flows expected to be generated by these assets were less than the net book value of the assets. As a result, we recorded an operating expense of $81 in the six months ended June 30, 2003 to write down the assets to their estimated fair value. Significant assumptions about the timing of a sale or inclusion of these assets in a future sublease were required in making the estimate of fair value for these assets. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate fair values.

     INCOME (LOSS) FROM OPERATIONS. Our loss from operations was $621 for the six month period ended June 30, 2003 compared to a loss of $3,682 for the same period of 2002. The improvement of the loss was due to the improvement in revenue reflecting the increase in new member registrations and the number of revenue producing actions initiated by members. The improvement also reflects a $1,251 decline in depreciation and amortization expense due to certain assets being fully amortized as of December 31, 2002. Our loss from operations included charges for lease exit costs and asset impairment of $357 and $81, respectively, for the six months ended June 30, 2003. We did not incur any lease exit costs or asset impairment charges in the same period of 2002.

     INTEREST INCOME (EXPENSE), NET. During the six months ended June 30, 2003, we incurred net interest expense of $256, as compared to net interest expense of $559 for the six month period ended June 30, 2002. Net interest expense decreased due to the conversion of the Grid Note balance to Series B Preferred Stock in December 2002. Interest incurred on the Grid Note was $0 and $333 in the first six months of 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, we had $5,857 in cash and cash equivalents compared to $4,867 at December 31, 2002. Accounts receivable, net of allowances for doubtful accounts, were $5,129 at June 30, 2003 compared to $4,900 at the end of 2002. At the end of the second quarter of 2003, our current liabilities totaled $12,291 compared to $11,901 at the end of 2002.

     Our independent auditors have issued their report on our financial statements for 2002 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to our ability to continue as a going concern. If Landmark elects to exercise some or all of its rights to accelerate payment under our obligations to Landmark, our ability to operate our business would be jeopardized.

     We expect our current liquidity position to meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions, legal settlements or any accelerated payments that Landmark may require for the next 12 months. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital or issue additional debt. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it, or if available, may not be on terms favorable to us or to our stockholders. If financing is not available when needed or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

     Net cash provided by operating activities was $1,258 in the six month period ended June 30, 2003. Net cash provided by operating activities resulted mainly from increased revenues, improved cash collections, ongoing control of cash ongoing outlays, and the return of restricted certificates of deposit of $231 associated with the collateral on our Letters of Credit.

The restrictions on the certificates of deposit were lifted on January 1, 2003. Net cash used by operating activities was $2,334 in the six month period ended June 30, 2002. The improvement in 2003 reflects our reduction in net loss, payment of payables and accrued liabilities.

     Net cash used in investing activities was $269 in the six month period ended June 30, 2003 as compared to $573 for the same period of 2002. Net cash used in investing activities resulted primarily from amounts used in developing our web site.

     Net cash provided by financing activities was $1 in the six month period ended June 30, 2003, compared to net cash used in financing activities of $24 in the same period of 2002. The improvement was due to the repayment of debt obligations in 2002, net of advances received on notes payable.

     Since our inception, we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In June and July 2001, we received proceeds of $5,000 from loans to us by Landmark (the "Senior Secured Loan"). The Senior Secured Loan is payable on June 30, 2006 and bore interest at 12.0% per annum until November 12, 2001, at which time the interest rate was reduced to 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of

Landmark. At June 30, 2003, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the Senior Secured Loan including accrued interest thereon is immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $5,898, as currently payable as of June 30, 2003.

     In connection with the Senior Secured Loan, on November 12, 2001 we issued to Landmark warrants to purchase 10,000,000 shares of our common stock (the "Landmark Warrant"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The Landmark Warrants contain a net exercise feature and are exercisable at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The number of shares exercisable under the Landmark Warrants automatically increases by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan as paid-in-kind interest.

     Our Series B Preferred Stock issued is redeemable at Landmark's option at any time. As of June 30, 2003, Landmark held 153,431,121 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and held Landmark Warrants to purchase 11,246,882 shares of our common stock. Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on issued Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrants. The number of Landmark Warrants will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

     As of June 30, 2003, there were 39,101,636 shares of common stock, 153,431,121 shares of Series B Preferred Stock, and 13,000,000 shares of Series C Preferred Stock outstanding. The shares of both series of our preferred stock are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to antidilution provisions set forth in our Certificate of Incorporation. If all the outstanding shares of our preferred stock were converted into shares of common stock, a total of 205,532,757 shares of common stock would have been outstanding as of June 30, 2003.

     On August 31, 2002, we entered into an Amended and Restated Reimbursement and Security Agreement with Landmark (the "Reimbursement Agreement"). On our behalf, Landmark has applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1,599 from Wachovia Bank to collateralize lease deposits required with respect to our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia Bank under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Letters of Credit. We have secured such obligations with a lien on all of our assets. If we fail to pay Landmark any amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest will accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. We reimbursed Landmark $4 for fees related to the Landmark Letters of Credit in 2002 and $6 in the six months ended June 30, 2003. The Landmark Letters of Credit were renewed in March and April of 2003 for periods of one year. Effective March 31, 2003, we terminated our lease of office facilities in New York. This resulted in a reduction of $92 in the Landmark Letters of Credit, bringing the total outstanding Letters of Credit at June 30, 2003 to $1,506. Landmark may, at its sole discretion, cancel any or all of the Landmark Letters of Credit on 90 days written notice to us. If the Landmark Letters of Credit expire or are so cancelled, we will need to enter into an alternate credit arrangement. If an alternate arrangement is not available when required or is not available on acceptable terms, our business, results of operations and financial condition may be adversely affected.

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149), which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003 and reported as a cumulative effect adjustment. The Company does not expect that SFAS 150 will have a material effect on its financial position or results of operations.

RISK FACTORS

     You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.

     WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

     At June 30, 2003, we had $5,857 of cash and cash equivalents. We are in default under the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement") with Landmark. The entire loan plus accrued interest, totaling $5,898 at June 30, 2003, is immediately due and payable at the option of Landmark. Furthermore, Landmark could at any time require us to redeem any or all of the shares of Series B Preferred Stock held by Landmark, which had an aggregate redemption value of $23,842 as of June 30, 2003. Although Landmark has funded our recent cash needs, Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain continuing financing, we may be unable to operate our business.

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

     WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET
LOSSES

     We incurred a net loss of $877 in the first six months of 2003, in addition to annual losses of $8,287 in 2002, $29,227 in 2001 and $39,240 in 2000. As of June 30, 2003, our accumulated deficit was $98,743. Although we had positive net income for the three months ended June 30, 2003, there is no guaranty we will be able to sustain profitability in the future.

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

     . interpretation of the effect of our Series B Preferred Stock and Series C Preferred Stock on our overall capital structure (if all the outstanding shares of our preferred stock were converted into shares of common stock, a total of 205,532,757 shares of common stock would have been outstanding as of June 30, 2003);

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

     INTELLECTUAL PROPERTY LITIGATION AGAINST US CONTINUES TO BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

     We expect that, as the number of services and competitors in Internet advertising and direct marketing grows, we will be increasingly subject to intellectual property infringement, unfair competition and related claims against us. Third parties may also seek to invalidate our United States Patents, No. 5,761,648, entitled "Interactive Marketing Network and Process Using Electronic Certificates" and No. 5,855,007, entitled "Electronic Coupon Communication System." Currently, we are a defendant in one lawsuit filed by a competitor, which alleges that our technology or business methods infringe on the competitor's patent. The lawsuit seeks, among other things, to prevent us from using methods that allegedly violate the competitor's patents. In addition, competitors have in the past, and may in the future, name our customers as defendants in these suits, which may cause these customers to terminate their relationships with us. Our efforts to defend these actions may not be successful. Our failure to prevail in this litigation could result in:

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

     PATENTS

     Although we have two issued United States patents and several pending United States and foreign patent applications directed to different aspects of our technology and business processes:

     . our United States patents and any other patent we may obtain could be challenged successfully by third parties, which could limit or deprive us of the right to prevent others from exploiting the electronic certificate issuing and processing method or other inventions claimed in our current or future patents;

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

     We may not prevent others from infringing on our patents and using our proprietary rights. Furthermore, one company we sued and an affiliate of that company have filed a lawsuit against us that is still pending, and that lawsuit seeks damages against us and further seeks to prevent us from using features of our system or business. The plaintiff in that lawsuit and another company we sued in the past are taking steps in the United States Patent and Trademark Office to contest our patent rights. On May 2, 2000, the United States Patent and Trademark Office granted the request for re-examination of our Patent. Therefore, our United States Patent No. 5,761,648, "Interactive Marketing Network and Process Using Electronic Certificates" (the "'648 Patent") will be re-examined. The re-examination may result in the '648 Patent being narrowed in scope or declared invalid.

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

     LICENSES

     As of June 30, 2003, we have granted licenses to eight competitors under our patent, several on the condition that they restrict their coupon distribution in ways acceptable to us. Several of these license agreements involve the payment to us of royalties or license fees. Total revenues generated under these licenses for the three months ended June 30, 2003 and 2002 were $66 and $74, respectively, and total revenues generated under these licenses for the six months ended June 30, 2003 and 2002 were $141 and $140, respectively. If the nature or scope of the licenses were disputed, we would need to institute proceedings to enforce our rights under these agreements or under our patent. In that case, if we did not institute proceedings to enforce our rights, or if we did not succeed in such proceedings, then our license revenues could decrease substantially or entirely. If the '648 Patent, currently being re-examined in the United States Patent and Trademark Office, is narrowed in scope or declared invalid, our royalty and license revenues may decrease substantially or be eliminated entirely.

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

     OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN HIGHLY SKILLED
PERSONNEL MAY SERIOUSLY HARM OUR BUSINESS

     Our future success depends on the continued services of our senior management and other key sales and technical personnel, particularly Matthew Moog, our President and Chief Executive Officer, David Arney, our Senior Vice President of Operations and Chief Financial Officer, John J. Adams, our Vice President of New Business Development, Ken Treske, our Chief Marketing Officer, Charlie Kingery, our Senior Vice President of Sales, and David Desser, our Vice President of Business Affairs and General Counsel.

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

     We rely on a third-party service provider to provide access to our web site and support its operation. Our web site infrastructure is co-located at the suburban Chicago facility of Exodus Communications, Inc. which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in 2001 and was acquired by Cable and Wireless in February 2002. Our support arrangement with this provider is for a term of one year and may be canceled on 30 days notice in certain circumstances. In the event this arrangement is terminated, we may not be able to find alternative service providers on a timely basis, on terms acceptable to us or at all. In addition, we rely on software licenses from third parties. If these licenses are terminated or if such software is no longer supported by its manufacturer, we may not be able to find and install satisfactory alternate software on a timely basis, on terms acceptable to us or at all.

     Our success and our ability to attract new members and motivate our members to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system, as well as the servers we use to perform data analysis, are currently located at Exodus, a Cable and Wireless Service plc data center in Oak Brook, Illinois. Currently, all site traffic is directed to the Exodus system and we maintain a redundant version of our entire system at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, and other natural disasters. In addition, the backup system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in or degradation of our services. Our business interruption insurance may not adequately compensate us for resulting losses.

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

     FEDERAL, STATE AND LOCAL GOVERNMENTS MAY FURTHER REGULATE THE INTERNET, INTERNET ADVERTISING AND PRIVACY WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS

     The adoption or modification of laws or regulations relating to the Internet, Internet-based advertising and privacy, solicitation of consumers by email, and the application of traditional legal principles to on-line activities, could harm our business. In particular, our business could be severely damaged by any regulatory restrictions on our collection or use of information about our members.

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

     We expect that regulation of the Internet and Internet advertising will intensify. New laws could slow the growth in Internet use and otherwise adversely affect the Internet as a commercial medium, which would harm our business. Due to the proliferation of unsolicited email, over 30 states have enacted legislation regulating unsolicited commercial email. Several bills that would regulate unsolicited, commercial email are also being considered at the federal level. Additionally, for example, a number of proposals to restrict the collection of information about Internet users and to tax Internet-based transactions are under consideration by federal, state, local and foreign governmental organizations. A three-year federal moratorium on new taxes on Internet access expired in October 2001, and was extended in November 2001 for two years. This moratorium does not preempt state tax laws; there is no federal law preempting the levy of state sales taxes to online e-commerce activities. The taxation of online transactions or other new regulations could increase our costs of doing business or otherwise harm us by making the Internet less attractive for consumers and businesses. The application of existing laws such as those governing intellectual property and privacy to the Internet and Internet advertising lends additional uncertainty to our business.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our portfolio have expected maturities of three months or less, we believe that the fair value of our investment portfolio or related income would not be impacted materially by increases or decreases in interest rates. If market rates were to increase immediately by 10% from levels on June 30, 2003, the fair value of this investment portfolio would increase by an immaterial amount. If market rates were to decrease immediately by 10% from levels on June 30, 2003, the resulting decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

ITEM 4.    CONTROLS AND PROCEDURES

     Based upon an evaluation of our disclosure controls and procedures performed by our management with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer have concluded that, as of June 30, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we issue or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     A control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     We are currently a defendant in one patent infringement lawsuit. For a further discussion of legal proceedings, see "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2002, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, both as filed with the SEC, and the update below.

     On August 23, 1999, we instituted a lawsuit in the Northern District against Brightstreet.com, Inc. ("Brightstreet") for infringement of our United States Patent No. 5,761,648 (the "'648 Patent"), seeking unspecified damages and a permanent injunction against further infringement. Brightstreet filed counterclaims alleging the invalidity and unenforceability of the patent, and sought unspecified damages and injunctive relief. The parties agreed to a settlement of the lawsuit in open court on October 29, 2001. Subsequently, Brightstreet objected to the report and recommendation of the Northern District court that the written settlement agreement we presented most accurately reflected the agreement reached by the parties. On July 8, 2002, the Northern District fully adopted the report and recommendation of the Magistrate Judge concurring with our belief that the litigation had been settled, denied Brightstreet's objections to the report and recommendation, adopted the written settlement agreement we presented, and dismissed the case with prejudice. On
August 9, 2002, Brightstreet appealed the ruling of the Northern District to the Federal Circuit. Both parties submitted written positions to the Federal Circuit, which held an oral argument on May 9, 2003. On May 15, 2003, the Federal Circuit affirmed the judgment of the Northern District Per Curiam.

     On November 15, 1999, Catalina Marketing International, Inc. ("Catalina Marketing") filed a lawsuit against us in the United States District Court for the Middle District of Florida. The complaint alleged that our systems and methods infringed Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"), and sought to enjoin us from further infringing its patent. The case was transferred to the U.S. District Court for the Northern District of Illinois (the "Northern District"), which ruled that we did not infringe the '041 Patent. On
May 8, 2002, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the Northern District. The case was remanded to the Northern District for further proceedings to determine whether we had any liability for infringement of the '041 Patent. On
June 25, 2003, the Northern District issued a claim construction ruling construing claim terms in dispute between the parties. Because Catalina Marketing agreed with us that, based upon the Northern District's construction of several claim terms of the '041 Patent, Catalina Marketing could not establish infringement of the '041 Patent by us, on July 10 the parties asked the Northern District to enter a final judgment of non-infringement in favor of us. Catalina Marketing can appeal a final judgment to the Federal Circuit.

     In March of 2003, a customer claimed that we failed to deliver certain services pursuant to the terms of a 2002 agreement with the customer. We believe the services were delivered in accordance with the terms of the agreement. We are discussing with the customer a resolution to this matter which may involve the delivery of additional services at no charge to the customer. During 2002, we accrued a contingency loss of $70 in general and administrative expenses as an estimate, at the time, of the cost of resolving the issue. Currently, an unfavorable outcome for us is considered neither probable nor remote.

     We may be involved in additional litigation, investigations or other proceedings in the future. Separate lawsuits or other proceedings may be brought against us to invalidate our patents or force us to change our services or business methods. Any litigation, investigation or proceedings, with or without merit, could be costly and time-consuming and could divert our management's attention and resources, which in turn could harm our business and financial results.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     As of June 30, 2003, a dividend in the amount of 3,068,622 shares of Series B Preferred Stock accrued, but had not been declared to the holders of our Series B Preferred Stock. We declared and paid those dividends on July 1, 2003.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     At June 30, 2003, we were not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement which cannot be cured, as the Senior Secured Loan and Grid Note have cross-default provisions and are cross-collateralized include:

..    our failure to achieve a prescribed amount of billings during 2002;
     and

..    our failure to maintain a minimum level of working capital and ratio of cash, cash equivalents and certain receivables over current liabilities; and

..    our failure to maintain a minimum ratio of total indebtedness over tangible net worth.

     Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $5,898, as currently payable as of June 30, 2003.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:

           Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

           Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

           Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                          (furnished herewith).

     (b)   Reports on Form 8-K:

                 On May 2, 2003, the Company filed a Current Report on Form 8-K in which the Company furnished under Items 9 and 12 information regarding the Company's results of operations and financial position as of, and for the three month period ended, March 31, 2003.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



                                  COOLSAVINGS, INC.



Dated:     August 13, 2003        /s/ Matthew Moog
                                  -----------------------------------
                                  Matthew Moog
                                  President and
                                  Chief Executive Officer
                                  (Duly Authorized Officer)



Dated:     August 13, 2003        /s/ David B. Arney
                                  -----------------------------------
                                  David B. Arney
                                  Senior Vice President of Operations
                                  and Chief Financial Officer
                                  (Principal Financial Officer)