Form 10-Q
period 2003-09-30
COOLSAVINGS INC
filed 2003-11-10
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003

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

Number of shares of common stock, $0.001 par value per share, outstanding as of October 31, 2003: 39,101,636. (This number represents the number of shares that are required to be reported here. The accompanying report describes additional shares of common stock that are issuable upon conversion of outstanding shares of preferred stock and the exercise of outstanding warrants and outstanding stock options.)

                                 INDEX




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
             September 30, 2003 (Unaudited) and
             December 31, 2002. . . . . . . . . . . . . . . .     3

           Statements of Operations (Unaudited)
             Three and Nine Months Ended September 30, 2003
             and 2002 . . . . . . . . . . . . . . . . . . . .     6

           Statement of Changes in Convertible Redeemable
             Preferred Stock and Stockholders' Deficit
             (Unaudited) Nine Months Ended September 30, 2003     8

           Statements of Cash Flows (Unaudited)
             Nine Months Ended September 30, 2003 and 2002. .     9

           Notes to Financial Statements (Unaudited). . . . .    11


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    21


Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk. . . . . . . . . . . . . . . . .    45

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    45


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    46

Item 2.    Changes in Securities and Use of Proceeds. . . . .    46

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    47

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    47



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    48

                           COOLSAVINGS, INC.
                            BALANCE SHEETS
            (in thousands, except share and per share data)



                                        SEPTEMBER 30,
                                           2003         DECEMBER 31,
                                         (UNAUDITED)       2002
                                        -------------   -----------

                                ASSETS
                                ------

Current assets:
  Cash and cash equivalents . . . . . . . $     6,187   $     4,867
  Restricted certificates of deposit. . .       --              231
  Accounts receivable, net of allowance
    of $793 and $753 at September 30,
    2003 and December 31, 2002,
    respectively. . . . . . . . . . . . .       4,696         4,900
  Prepaid assets. . . . . . . . . . . . .         619           244
  Other assets, including amounts due
    from related parties of $3 and
    $13 at September 30, 2003 and
    December 31, 2002, respectively . . .          32           360
                                          -----------   -----------

        Total current assets. . . . . . .      11,534        10,602

Property and equipment. . . . . . . . . .       8,946         9,051
Capitalized software costs. . . . . . . .       1,490         1,490
Capitalized web site costs. . . . . . . .       3,529         3,152
                                          -----------   -----------

        Total . . . . . . . . . . . . . .      13,965        13,693

Less accumulated depreciation
  and amortization. . . . . . . . . . . .     (11,664)      (10,391)
                                          -----------   -----------

                                                2,301         3,302

Intangible assets, patents and licenses,
  net of accumulated amortization of
  $501 and $399 at September 30, 2003
  and December 31, 2002, respectively . .           4           101
                                          -----------   -----------

        Total assets. . . . . . . . . . . $    13,839   $    14,005
                                          ===========   ===========

                           COOLSAVINGS, INC.
                      BALANCE SHEETS - Continued
            (in thousands, except share and per share data)



                                        SEPTEMBER 30,
                                           2003         DECEMBER 31,
                                         (UNAUDITED)       2002
                                        -------------   -----------

                              LIABILITIES
                              -----------

Current liabilities:
  Accounts payable, including amounts due
    to related parties of $10 and $55
    at September 30, 2003 and December 31,
    2002, respectively. . . . . . . . . . $       870   $     1,091
  Accrued marketing expense, including
    amount due to related parties of $77
    and $77 at September 30, 2003 and
    December 31, 2002, respectively . . .       1,713           989
  Accrued compensation. . . . . . . . . .       1,189         1,147
  Accrued interest due to related party .          80            76
  Accrued expenses, including amounts due
    to related parties of $989 and
    $1,066 at September 30, 2003 and
    December 31, 2002, respectively . . .       1,934         2,179
  Lease exit cost liability . . . . . . .         255           311
  Deferred revenue. . . . . . . . . . . .         496           516
  Senior secured note payable due to
    related party . . . . . . . . . . . .       5,938         5,592
                                          -----------   -----------
        Total current liabilities . . . .      12,475        11,901
                                          -----------   -----------
Long-term liabilities:
  Deferred revenue. . . . . . . . . . . .         180           177
  Lease exit cost liability . . . . . . .       1,059         1,014
  Accrued expenses due to related parties       --               91
                                          -----------   -----------
        Total long-term liabilities . . .       1,239         1,282
                                          -----------   -----------

Commitments and contingencies (Note 9)

Convertible redeemable cumulative Series B
  Preferred Stock, $0.001 par value,
  258,000,000 shares authorized at
  September 30, 2003 and December 31, 2002,
  and 156,499,743 and 148,600,102 issued
  and outstanding at September 30, 2003 and
  December 31, 2002, respectively
  (liquidation preference of $0.1554 per
  share at September 30, 2003 and
  December 31, 2002). . . . . . . . . . .      24,318        23,091
Convertible redeemable Series C Preferred
  Stock, $0.001 par value, 13,000,000 shares
  authorized and 13,000,000 shares issued
  and outstanding at September 30, 2003 and
  December 31, 2002  (liquidation preference
  of $0.1665 per share at September 30,
  2003 and December 31, 2002) . . . . .         1,950         1,950

                           COOLSAVINGS, INC.
                      BALANCE SHEETS - Continued
            (in thousands, except share and per share data)



                                        SEPTEMBER 30,
                                           2003         DECEMBER 31,
                                         (UNAUDITED)       2002
                                        -------------   -----------

                         STOCKHOLDERS' DEFICIT
                         ---------------------

Common stock, $0.001 par value per share,
  379,000,000 shares authorized at
  September 30, 2003 and December 31, 2002,
  39,101,636 and 39,093,660 shares issued
  and outstanding at September 30, 2003 and
  December 31, 2002, respectively . . . .          39            39
Additional paid-in capital  . . . . . . .      72,540        73,608
Accumulated deficit . . . . . . . . . . .     (98,722)      (97,866)
                                          -----------   -----------
        Total stockholders' deficit . . .     (26,143)      (24,219)
                                          -----------   -----------

        Total liabilities, convertible
          redeemable preferred stock and
          stockholders' deficit . . . . . $    13,839   $    14,005
                                          ===========   ===========






































The accompanying notes are an integral part of the financial statements

                           COOLSAVINGS, INC.
                       STATEMENTS OF OPERATIONS
            (in thousands, except share and per share data)

    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                              (UNAUDITED)



                          THREE MONTHS ENDED      NINE MONTHS ENDED
                              SEPTEMBER 30,          SEPTEMBER 30,
                        ---------------------   ---------------------
                         2003         2002         2003       2002
                      ----------   ----------   ---------- ----------
Revenues:
 e-marketing
  services. . . . . . $    7,977   $    7,057   $   24,106 $   17,806
 License royalties. .         66           66          207        206
                      ----------   ----------   ---------- ----------
Net revenues. . . . .      8,043        7,123       24,313     18,012

Cost of revenues. . .        772          882        2,161      2,780
                      ----------   ----------   ---------- ----------
Gross profit. . . . .      7,271        6,241       22,152     15,232
                      ----------   ----------   ---------- ----------

Operating expenses:
 Sales and
  marketing . . . . .      4,511        3,851       13,466      9,978
 Product development.        778          947        2,255      2,942
 General and admin-
  istrative . . . . .      1,828        2,117        6,460      6,668
 Lease exit costs . .         18        1,862          427      1,862
 Loss on asset
  impairment. . . . .      --           1,233           81      1,233
                      ----------   ----------   ---------- ----------
Total operating
 expenses . . . . . .      7,135       10,010       22,689     22,683
                      ----------   ----------   ---------- ----------
Income (loss) from
 operations . . . . .        136       (3,769)        (537)    (7,451)

Other income (expense):
 Interest and
  other income. . . .          6           17           31         42
 Interest expense . .       (121)        (292)        (350)      (876)
                      ----------   ----------   ---------- ----------
Total other income
 (expense). . . . . .       (115)        (275)        (319)      (834)
                      ----------   ----------   ---------- ----------
Income (loss)
 before income
 taxes. . . . . . . .         21       (4,044)        (856)    (8,285)
Income taxes. . . . .      --           --           --         --
                      ----------   ----------   ---------- ----------
Net income (loss) . .         21       (4,044)        (856)    (8,285)

Cumulative dividend on
 Series B Preferred
 Stock. . . . . . . .       (486)        (213)      (1,430)      (626)
                      ----------   ----------   ---------- ----------
Loss applicable to
 common stockholders. $     (465)  $   (4,257)  $   (2,286)$   (8,911)
                      ==========   ==========   ========== ==========

                           COOLSAVINGS, INC.
                 STATEMENTS OF OPERATIONS - Continued
            (in thousands, except share and per share data)

    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                              (UNAUDITED)



                          THREE MONTHS ENDED      NINE MONTHS ENDED
                              SEPTEMBER 30,          SEPTEMBER 30,
                        ---------------------   ---------------------
                         2003         2002         2003       2002
                      ----------   ----------   ---------- ----------

Basic and diluted net
 loss per share . . . $    (0.01)  $    (0.11)  $    (0.06)$    (0.23)
                      ==========   ==========   ========== ==========
Weighted average
 shares used in the
 calculation of basic
 and diluted net loss
 per share. . . . . . 39,101,636   39,093,660   39,098,802 39,093,660
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

                                              COOLSAVINGS, INC.
                       STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                          AND STOCKHOLDERS' DEFICIT

                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                 (UNAUDITED)
                               (in thousands, except share and per share data)
                                                                     Stockholders' Deficit
                                                      ---------------------------------------------------
               Series B Redeemable  Series C Redeemable                                          Total
                 Preferred Stock      Preferred Stock      Common Stock    Additional   Accumu-  Stock-
               -------------------  ------------------- -------------------  Paid-in    lated    holders'
                  Shares   Amount     Shares    Amount    Shares    Amount   Capital    Deficit  Deficit
                ---------- -------  ----------  ------- ----------  -----------------  --------  --------
Balances,
 January 1,
 2003 . . . . .148,600,102 $23,091  13,000,000   $1,950 39,093,660  $    39  $ 73,608  $(97,866) $(24,219)

Cumulative
 dividend
 declared
 on Series B
 Preferred
 Stock. . . . .  7,899,641   1,227                                                                  --

Cumulative
 dividend
 accrued on
 Series B
 Preferred
 Stock. . . . .                                                                (1,430)             (1,430)

Stock option
 expense. . . .                                                                   361                 361

Stock options
 exercised. . .                                             7,976                   1                   1

Net loss. . . .                                                                            (856)     (856)
               ----------- -------  ----------   ------ ----------  -------  --------  --------  --------
Balances,
 September 30,
 2003 . . . . .156,499,743 $24,318  13,000,000   $1,950 39,101,636  $    39  $ 72,540  $(98,722) $(26,143)
               =========== =======  ==========   ====== ==========  =======  ========  ========  ========

                  The accompanying notes are an integral part of the financial statements.

                           COOLSAVINGS, INC.
                       STATEMENTS OF CASH FLOWS
                            (in thousands)

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                              (UNAUDITED)



                                              2003           2002
                                           ----------     ----------

Cash flows provided by (used in)
 operating activities:
  Net loss. . . . . . . . . . . . . . .    $     (856)    $   (8,285)

Adjustments to reconcile net loss to
 net cash provided by (used in) operating
 activities:
  Depreciation and amortization . . . .         1,468          3,507
  Provision for doubtful accounts . . .           724            240
  Stock option expense. . . . . . . . .           361          --
  Interest payment in kind. . . . . . .           350            324
  Write-off related to intangible
    asset . . . . . . . . . . . . . . .         --               204
  Loss on sale of equipment . . . . . .         --                (5)
  Landmark transaction costs. . . . . .         --                21
  Loss on asset impairment. . . . . . .            81          1,233

Changes in assets and liabilities:
  Decrease in restricted certificates
    of deposit. . . . . . . . . . . . .           231          --
  (Increase) in accounts receivable . .          (521)        (1,110)
  (Increase) decrease in prepaid
    and other current assets. . . . . .           (47)             3
  (Decrease) in accounts payable. . . .          (221)        (1,739)
  (Decrease) increase in deferred
    revenue . . . . . . . . . . . . . .           (17)           281
  Increase in accrued and other
    liabilities . . . . . . . . . . . .           226          1,397
  (Decrease) increase in lease exit
    cost liability. . . . . . . . . . .           (11)         1,943
                                           ----------     ----------
        Net cash flows provided by
          (used in) operating
          activities. . . . . . . . . .         1,768         (1,986)
                                           ----------     ----------

Cash flows provided by (used in)
 investing activities:
  Purchases of property and equipment .           (73)          (366)
  Capitalized web site development
    costs . . . . . . . . . . . . . . .          (379)          (340)
  Proceeds from sale of property and
    equipment . . . . . . . . . . . . .             3             31
                                           ----------     ----------
        Net cash used in
          investing activities. . . . .          (449)          (675)
                                           ----------     ----------

                           COOLSAVINGS, INC.
                 STATEMENTS OF CASH FLOWS - Continued
                            (in thousands)



                                              2003           2002
                                           ----------     ----------

Cash flows provided by (used in)
 financing activities:
  Advances on notes payable . . . . . .         --             1,500
  Repayment of debt obligations . . . .         --            (1,962)
  Stock options exercised . . . . . . .             1          --
                                           ----------     ----------
        Net cash provided by
          (used in) financing
          activities. . . . . . . . . .             1           (462)
                                           ----------     ----------

Net increase (decrease) in cash . . . .         1,320         (3,123)

Cash and cash equivalents,
  beginning of period . . . . . . . . .         4,867          5,144
                                           ----------     ----------
Cash and cash equivalents,
  end of period . . . . . . . . . . . .    $    6,187     $    2,021
                                           ==========     ==========

Supplemental schedule of cash
 flow information:
  Cash paid for interest. . . . . . . .    $    --        $       51
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

     In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial position as of September 30, 2003, its results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002. These quarterly results of operations are not necessarily indicative of those expected for the full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

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

     The Company recognized $21 and $361 of compensation expense in the three months and nine months ended September 30, 2003, respectively, in conjunction with grants made under its fixed stock option plans. No similar compensation expense was recognized in 2002. The compensation charges in 2003 were recorded in general and administrative expense and related to stock options previously issued to a former CEO, Steven Golden. Effective July 31, 2001, the Company entered into a severance agreement with Mr. Golden which changed the terms of his options, requiring that they be accounted for as variable options under APB Opinion Number 25. The compensation expense recognized for the three months ended September 30, 2003 represents the difference between the closing price of the Company's stock on September 30, 2003 of $0.84 and the closing price of the Company's stock on June 30, 2003 of $0.82. The compensation expense for the nine months ended September 2003 represents the difference between the closing price of the Company's stock on September 30, 2003 of $0.84 per share and the exercise price of the variable options of $0.50 per share. This charge will continue to be adjusted in future periods for increases and decreases in the Company's stock price until the options are exercised, expire or are forfeited.

     The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." No stock options were issued during the three and nine months ended September 30, 2003. Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:

                         THREE MONTHS ENDED      NINE MONTHS ENDED
                            SEPTEMBER 30,          SEPTEMBER 30,
                       ---------------------   ---------------------
                         2003        2002        2003        2002
                      ----------  ----------  ----------  ----------
Net loss applicable
 to common stockholders,
 as reported. . . . . $     (465) $   (4,257) $   (2,286) $   (8,911)

Deduct: Stock-based
 employee compensa-
 tion expense deter-
 mined under fair
 value based method
 for all awards, net
 of related tax
 effects. . . . . . .       (371)       (610)     (1,114)     (1,829)
                      ----------  ----------  ----------  ----------
Pro forma net loss
 applicable to common
 stockholders . . . . $     (836) $   (4,867) $   (3,400) $  (10,740)
                      ==========  ==========  ==========  ==========
Weighted average
 shares outstanding . 39,101,636  39,093,660  39,098,802  39,093,660

Earnings per share:
 Basic and diluted -
   as reported. . . . $    (0.01) $    (0.11) $    (0.06) $    (0.23)
 Basic and diluted -
   pro forma. . . . . $    (0.02) $    (0.12) $    (0.09) $    (0.27)
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

     The assumptions used for valuations of stock option grants calculated in accordance with SFAS 123 are as follows:


                             GRANTS DURING THE     GRANTS DURING THE
                            THREE MONTHS ENDED     NINE MONTHS ENDED
                               SEPTEMBER 30,         SEPTEMBER 30,
                            -------------------  --------------------
                              2003       2002       2003       2002
                            --------   --------   --------   --------
Annualized dividend
  yield . . . . . . . . .      --         0.00%      --         0.00%
Risk-free rate of
  return. . . . . . . . .      --         4.21%      --         4.21%
Expected option term
  (in years). . . . . . .      --          5.00      --          5.00
Expected volatility . . .      --       247.63%      --       247.63%


3.   RECENT ACCOUNTING PRONOUNCEMENTS:

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after September 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The Company does not expect the adoption of SFAS 149 to have a material effect on its financial position or results of operations.

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

The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation have been deferred and are effective for all periods ending after December 15, 2003. The Company has no investments in variable interest entities.

     In July 2003, the Company adopted EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of EITF 00-21 did not have a material effect on the Company's financial position or results of operations.

     In July 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

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

     Under a credit facility with Midwest Guaranty Bank (the "Midwest Facility"), the Company had a $1,000 equipment line of credit. Borrowings were collateralized by the specific equipment purchased and were payable in installments. The Company does not currently have any credit facility.

     b.    Landmark Loans:

     In 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of the Company's assets and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark. At September 30, 2003, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement, which defaults cannot be cured as the Senior Secured Loan have cross-default provisions and are cross-collateralized, include:

..    The Company's failure to achieve a prescribed amount of billings during 2002; and

..    The Company's failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities; and

..    The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth.

     These failures constitute events of default. Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, the Company has classified as currently payable as of September 30, 2003 the Senior Secured Loan which, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totals $6,018.

     In connection with the Senior Secured Loan, on November 12, 2001, the Company issued to Landmark warrants to purchase 10,000,000 shares of the Company's common stock (the "Landmark Warrants"). The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The Landmark Warrants contain a net exercise feature and are exercisable at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The Company automatically issues to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan as paid-in-kind interest. As of September 30, 2003, the Landmark Warrants were exercisable for 11,476,819 shares of the Company's common stock at an exercise price of $0.50 per share.

5.   REDEEMABLE PREFERRED STOCK:

     a.    Series B Preferred Stock:

     On November 12, 2001, pursuant to a securities purchase agreement between Landmark and the Company, dated July 30, 2001, as amended (the "Securities Purchase Agreement"), the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B preferred stock (the "Series B Preferred Stock") in exchange for cancellation of $10,108 of outstanding indebtedness from the Company to Landmark under the Grid Note (defined below). The Series B Preferred Stock has certain conversion rights and bears an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. The holders of the Series B Preferred Stock (Landmark) also have the right to elect not less than a majority of the Company's board of directors.

     Under the terms of the Securities Purchase Agreement, the Company agreed that, if certain events occurred prior to December 31, 2002 (the "Shortfall Events"), Landmark would have the right to acquire additional shares of Series B Preferred Stock at a price of $0.1554 per share (the "Shortfall Rights"). The number of shares that Landmark could acquire with the Shortfall Rights was the quotient determined by dividing the "Shortfall Amount" (generally the cash needed by the Company in connection with a Shortfall Event) by $0.1554. Under a letter dated November 12, 2001, the Company agreed that, when Shortfall Events occurred, Landmark could elect to loan the Company the Shortfall Amount under a grid note, as amended (the "Grid Note"), and Landmark could later elect to apply such loaned funds to the purchase price of additional shares of Series B Preferred Stock under its Shortfall Rights arising in connection with such Shortfall Events.

     On October 24, 2002, in connection with a Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets compared to current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 for such shares ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of September 30, 2003, Landmark held 156,499,743 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), in addition to the warrants to purchase 11,476,819 shares of the Company's common stock
described above.   At September 30, 2003, dividends in the amount of
3,129,994 shares of Series B Preferred Stock were accrued. For the three months and nine months ended September 30, 2003, dividends in the amount of 3,068,622 shares and 7,899,641 shares, respectively, of Series B Preferred Stock were declared to the holders of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may, at its option, require the Company to redeem all of the issued and outstanding Series B Preferred Stock, which has an aggregate redemption value of $24,318 as of September 30, 2003, at any time.

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

     As of September 30, 2003, the Company had reserved approximately 171,000,000 shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends thereon, and the exercise of all outstanding Landmark Warrants.

     b.    Series C Preferred Stock:

     As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) 13,000,000 shares of $0.001 par value, redeemable Series C preferred stock (the "Series C Preferred Stock"). The Series C Preferred Stock was issued in exchange for certain notes held by those individuals, the related accrued interest, and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to those individuals. As of September 30, 2003, the Company had reserved 13,000,000 shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock.

     c.    Conversion of Series B and C Preferred Stock

     As of September 30, 2003, the Company had outstanding 39,101,636 shares of common stock, 156,499,743 shares of Series B Preferred Stock, and 13,000,000 shares of Series C Preferred Stock. The shares of both series of preferred stock of the Company are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to antidilution provisions set forth in the Company's Certificate of Incorporation. If all the outstanding shares of preferred stock of the Company had been converted into shares of common stock, a total of 208,601,379 shares of common stock would have been outstanding as of September 30, 2003.

6.   IMPAIRMENT OF LONG-LIVED ASSETS AND COSTS ASSOCIATED WITH EXIT
     ACTIVITIES:

     During 2002, following a study of its future expected space requirements, the Company determined that a significant portion of its leased office space and the assets associated with that office space were unnecessary for its future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, the Company recorded an operating expense of $1,233 in the three months ended September 30, 2002 to write down the assets to their estimated fair value. In addition, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded an operating expense of $1,862 in the three months ended September 30, 2002, representing the estimated future lease obligations related to the office space and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.

     During the three and nine months ended September 30, 2003, given changing sublease market conditions and future outlook, the Company revised its estimates of the future net costs associated with office space determined to be unnecessary for it future operations. As a result of these revisions, the Company recorded an operating expense $18 and $427 in the three and nine months ended September 30, 2003, representing adjustments to the estimated future lease obligations related to the office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. In addition, the Company recorded an operating expense of $81 in the nine months ended September 30, 2003 to further write down the assets related to the office space to their estimated fair value.

     For the three and nine months ended September 30, 2003, lease exit costs consisted of the following:

                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
                                   (unaudited)         (unaudited)
                               ------------------  ------------------
                                 2003      2002      2003      2002
                               --------  --------  --------  --------
Lease obligation, net of
  estimated sub-lease
  income. . . . . . . . . . .  $      1  $  1,414  $    365  $  1,414
Adjustment to accrued rent
  expense . . . . . . . . . .     --         (132)    --         (132)
Broker commissions and
  other miscellaneous costs .        (9)      567       (16)      567
Accretion expense . . . . . .        26        13        78        13
                               --------  --------  --------  --------
Lease exit costs. . . . . . .  $     18  $  1,862  $    427  $  1,862
                               ========  ========  ========  ========


     At September 30, 2003, the liability associated with the lease exit costs consisted of the following:

                     Balance at   Subsequent            Balance at
                     December 31, Accruals,            September 30,
                        2002         Net      Payments    2003
                     -----------  ----------  -------- -------------
Lease obligation,
 net of estimated
 sub-lease income . . . $  1,052    $    365  $   (374)    $  1,043
Broker commissions
 and other trans-
 action costs . . . . .      235         (16)      (64)         155
Accretion expense . . .       38          78     --             116
                        --------    --------  --------     --------
Total lease exit
 liability. . . . . . .    1,325         427      (438)       1,314

Less:  current
 portion of
 lease exit
 liability. . . . . . .     (311)                              (255)
                        --------                           --------
Long-term lease
 exit liability . . . . $  1,014                           $  1,059
                        ========                           ========

     Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.

7.   EARNINGS PER SHARE:

     FASB SFAS No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share on both a basic and diluted basis for the three and nine months ended September 30, 2003 and 2002. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of employee stock options and investor warrants and the conversion of the preferred stock as the effect of such exercises and conversions would be anti-dilutive. As of September 30, 2003, there were outstanding options to purchase 8,716,773 shares of common stock, outstanding investor warrants to purchase 11,476,819 shares of common stock and outstanding preferred stock convertible into 169,499,743 shares of common stock.

                          THREE MONTHS ENDED      NINE MONTHS ENDED
                            SEPTEMBER 30,           SEPTEMBER 30,
                             (Unaudited)             (Unaudited)
                        ---------------------   ---------------------
                         2003         2002         2003       2002
                      ----------   ----------   ---------- ----------
Numerator:
 Net income (loss). . $       21   $   (4,044)  $     (856)$   (8,285)
 Cumulative dividend
  on Series B
  Preferred Stock . .       (486)        (213)      (1,430)      (626)
                      ----------   ----------   ---------- ----------
 Loss applicable to
  common stockholders $     (465)  $   (4,257)  $   (2,286)$   (8,911)
                      ==========   ==========   ========== ==========
Basic and diluted
 loss per share . . . $    (0.01)  $    (0.11) $     (0.06)$    (0.23)
                      ==========   ==========   ========== ==========
Denominator:
 Weighted average
  shares used in the
  calculation of
  basic and diluted
  loss per share. . . 39,101,636   39,093,660   39,098,802 39,093,660
                      ==========   ==========   ========== ==========


8.   STOCK OPTION COMPENSATION:

     During the nine months ended September 30, 2003, the Company did not grant any options to purchase shares of common stock.

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

     b.    LITIGATION

     On November 15, 1999, Catalina Marketing International, Inc. ("Catalina Marketing") filed a lawsuit against the Company in the United States District Court for the Middle District of Florida. The complaint alleged that the Company's systems and methods infringed Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"), and sought to enjoin the Company from further infringing its '041 Patent. The case was transferred to the Northern District, which ruled that the Company did not infringe the '041 patent. On May 8, 2002, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the Northern District. The case was remanded to the Northern District for further proceedings to determine whether the Company had any liability for infringement of the '041 Patent. On June 25, 2003, the Northern District issued a claim construction ruling construing claim terms in dispute between the parties. Because Catalina Marketing agreed with the Company that, based upon the Northern District's construction of several claim terms of the '041 Patent, Catalina Marketing could not establish infringement of the '041 Patent by the Company, on July 10, 2003 the parties asked the Northern District to enter a final judgment of non-infringement in favor of the Company. On September 4, 2003, Catalina Marketing appealed the final judgment of the Northern District to the Federal Circuit; that appeal is currently pending. An unfavorable outcome for the Company is considered neither probable nor remote by the Company's management at this time, and an estimate of possible loss or range of possible losses currently cannot be made.

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

     The pending lawsuit with Supermarkets Online, while pending for over three years, is nevertheless in the pre-trial discovery stage and may not be resolved favorably to the Company. The Company may be required to alter or stop selling its services, or to pay costs and legal fees or other damages in connection with this case and the various counterclaims that have been asserted against the Company, and the Company's patents or future patents may be found invalid or unenforceable. An unfavorable outcome for the Company is considered neither probable nor remote by the Company's management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

     In October 2002, the Company received a demand for arbitration from Coupco, Inc. ("Coupco") relating to a dispute over the Company's obligation to pay royalties under its Patent License Agreement with Coupco which was executed on April 6, 2000 (the "Patent License Agreement"). On July 29, 2003, the Company entered into a Restated Patent License Agreement with Coupco which resolved the dispute regarding the Patent License Agreement.

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

10.  SUBSEQUENT EVENT:

     In March 2003, a customer claimed that the Company failed to deliver certain services pursuant to the terms of a 2002 agreement with the customer. The Company believes the services were delivered in accordance with the terms of the agreement. In August 2002, the Company accrued a contingency loss of $70 in general and administrative expenses as an estimate, at the time, of the cost of resolving the issue. In October 2003, the Company reached an agreement with the customer to resolve this matter. The agreement involves the delivery of additional services at no charge. In the three month period ended September 30, 2003, the Company recorded an additional expense of $184 in general and administrative expenses to reflect the cost of these services. Revenue will be recorded in the period these services are delivered.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (dollar amounts are shown in thousands)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

     You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains statements that are not historical facts but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "target," "forecast," "believe," "expects," and similar expressions. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this Quarterly Report on Form 10-Q, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, such forward-looking statements. These risks, uncertainties, and other factors include, without limitation, our ability to meet any debt repayment or equity redemption demands of our preferred stockholders, our ability to protect our patents, trademarks and proprietary rights, our successful introduction of new products, our ability to add new members, our ability to attract, assimilate and retain highly skilled personnel, and our ability to retain our advertisers. For a discussion of these and other risks, uncertainties and other factors which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, see "Risk Factors" below.

     We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws. You should not place undue reliance on such forward-looking statements.

OVERVIEW

     We are an online direct marketing and media company with a database of more than 27 million registered households, 12 million of which have been active in the last 12 months. We help marketers reach their target consumers by leveraging our broad distribution network, sophisticated analytics and proprietary technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. Utilizing a growing database of registered consumers, we supply marketers with a single resource for accessing and engaging a dynamic group of shoppers. Through our customized, integrated direct marketing and media products, advertisers can target a wide array of incentives, including printed and electronic coupons, personalized e-mails, rebates, trial offers, samples, sales notices and sweepstakes to promote sales of products or services and drive customers into brick-and-mortar stores or online web sites. In addition, our proprietary database technology tracks consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with a market leading breadth of sophisticated consumer data which they may use to make smarter marketing decisions.

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

RECENT DEVELOPMENTS

     On November 15, 1999, Catalina Marketing filed a lawsuit against us in the United States District Court for the Middle District of Florida.
The complaint alleged that our systems and methods infringed Catalina Marketing's '041 Patent, and sought to enjoin us from further infringing its patent. The case was transferred to the Northern District, which ruled that we did not infringe the '041 Patent. On May 8, 2002, the Federal Circuit affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the Northern District. The case was remanded to the Northern District for further proceedings to determine whether we had any liability for infringement of the '041 Patent. On June 25, 2003, the Northern District issued a claim construction ruling construing claim terms in dispute between the parties. Because Catalina Marketing agreed with us that based upon the Northern District's construction of several claim terms of the '041 Patent, Catalina Marketing could not establish infringement of the '041 Patent by us, on July 10, 2003 the parties asked the Northern District to enter a final judgment of non-infringement in favor of us. On September 4, 2003, Catalina Marketing appealed the final judgment of the Northern District to the Federal Circuit; that appeal is currently pending.

An unfavorable outcome for us is considered neither probable nor remote by our management at this time, and an estimate of possible loss or range of possible losses currently cannot be made.

     On February 12, 2000, Supermarkets Online, Inc. ("Supermarkets Online"), an affiliate of Catalina Marketing, filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that our systems and methods infringe Supermarkets Online's United States Patent No. 6,014,634 (the "'634 Patent"), and seeks unspecified damages and injunctive relief. On March 13, 2003, the Court removed the case from its active caseload until further application by the parties or Order of the Court. We have filed with the Patent and Trademark Office a request for re-examination of the '634 patent, which request for re-examination was granted in March 2001. The pending lawsuit with Supermarkets Online, while pending for over three years, is nevertheless in the pre-trial discovery stage and may not be resolved favorably to us. We may be required to alter or stop selling its services, or to pay costs and legal fees or other damages in connection with this case and the various counterclaims that have been asserted against us, and our patents or future patents may be found invalid or unenforceable. An unfavorable outcome for us is considered neither probable nor remote by our management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

     In October 2002, we received a demand for arbitration from Coupco, Inc. ("Coupco") relating to a dispute over our obligation to pay royalties under a Patent License Agreement with Coupco which was executed on April 6, 2000 ("Patent License Agreement"). On July 29, 2003, we entered into a Restated Patent License Agreement with Coupco which resolved the dispute regarding the Patent License Agreement.

     As of September 30, 2003, dividends in the amount of 3,129,994 shares of Series B Preferred Stock had accrued "in-kind" on the outstanding shares of Series B Preferred Stock. We declared and paid those dividends on October 1, 2003. The Series B Preferred Stock issued is redeemable at Landmark's option at any time. The Series B Preferred Stock also is convertible into common stock at any time. As of September 30, 2003, Landmark held 156,499,743 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and held Landmark Warrants to purchase 11,476,819 shares of our common stock.


REVENUE

     ONLINE DIRECT MARKETING SERVICES REVENUE

     We generate substantially all of our revenues by providing online marketing services to our advertisers.

     We charge our advertisers on a variety of bases, the most common of which include:

     . the number of e-mails delivered to members, commonly sold on a cost per thousand, or CPM, basis;

     . the number of times members click on an incentive linking the member to the advertiser's website (known as a click-through response); and

     .     the number of purchases made or qualified leads generated.

     Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and include early termination provisions. In the three month period ended September 30, 2003, our largest advertiser accounted for approximately 3.5% of our revenues and our top five advertisers together accounted for approximately 16.1% of our revenues, as compared to 5.7% and 19.0%, respectively, in the same period of 2002. In the nine month period ended September 30, 2003, our largest advertiser accounted for approximately 4.1% of our revenues and our top five advertisers accounted for approximately 15.3% of our revenues, as compared to 6.4% and 17.9%, respectively, in the same period of 2002.

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

     Included in online direct marketing services revenue are consulting services provided to customers interested in learning from our extensive experience in data collection, direct marketing, and predictive modeling to execute effective promotional campaigns. Revenue from consulting services is recognized as the services are performed, and generally charged to customers on a time and materials basis, usually with certain minimum monthly billings. Approximately 1% and 2% of our revenue was generated from consulting services during the three and nine month periods ended September 30, 2003, respectively.

     LICENSING REVENUE

     We license portions of our intellectual property, including our issued patents, to third parties. Licensing revenue is recognized ratably over the term of the license agreement. Approximately 1% of our revenue was generated from royalty and license fees and other miscellaneous sources during both the three and nine month periods ended September 30, 2003.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     NET REVENUES

     Net revenues increased 13% to $8,043 in the three month period ended September 30, 2003 from $7,123 in the three month period ended
September 30, 2002. The revenue increase was attributable primarily to an increase in our spending on online advertising, along with the addition of more well-known brands as advertisers. These factors drove an increase in the number of revenue producing actions initiated by our members and an increase in direct mail revenue.

     COST OF REVENUES AND GROSS PROFIT

     Cost of revenues decreased to $772 in the three month period ended September 30, 2003, from $882 in the three month period ended September 30, 2002. Gross profit increased as a percentage of net revenues to 90.4% in the three month period ended September 30, 2003, from 87.6% in the three month period ended September 30, 2002. The increase in gross profit was primarily due to the decrease in amortization and depreciation in the third quarter of 2003 as compared to the third quarter of 2002 caused by a decrease in capital spending since mid-2001 and certain computer hardware and software assets being fully amortized as of June 30, 2003.

     OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses increased to $4,511, or 56% of net revenues in the three month period ended
September 30, 2003, from $3,851, or 54% of net revenues, in the three month period ended September 30, 2002. The $660 increase in sales and marketing expenses was primarily due to an increase in personnel and personnel related costs of $472, an increase in advertising expense of $138, and an increase in other general expenses as compared to the same period in 2002.

     PRODUCT DEVELOPMENT. Product development expenses decreased to $778, or 10% of net revenues, in the three month period ended September 30, 2003, from $947, or 13% of net revenues, in the three month period ended September 30, 2002. The $169 decrease in product development expenses was primarily due to a decrease in the amortization of capitalized web site costs of $246 as compared to the same period in 2002. A significant portion of our capitalized web site costs are fully amortized. Also, there were no losses on previously capitalized website project costs in the third quarter of 2003, as compared to $59 in the same period of 2002. These decreases were partially offset by an increase in personnel and personnel related expenses of $156.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1,828, or 23% of net revenues, in the three month period ended September 30, 2003, from $2,117, or 30% of net revenues, in the three month period ended September 30, 2002. The $289 decrease in general and administrative expenses was primarily due to decreases in depreciation and amortization of $257, office lease expense of $158, bad debt expense of $156, and royalty fees of $117. Partially offsetting these decreases was an increase in insurance expense of $101 and an increase in personnel and personnel related expenses of $89 from the same period of the prior year. In addition, an expense of $184 was incurred in the third quarter of 2003 involving the resolution of a customer matter, as compared to $70 for that matter in the third quarter of 2002.

     Also, we recorded a $21 charge related to stock options previously issued to a former CEO, Steven Golden, in the three months ended
September 30, 2003. Effective July 31, 2001, we entered into a severance agreement with Mr. Golden which changed the terms of his options, requiring that they be accounted for as variable options under APB Opinion Number 25. The charge for the three month period ended September 30, 2003 represents the difference between the closing price of our stock on September 30, 2003 of $0.84 per share and the closing price of our stock on June 30, 2003 of $0.82 per share. This charge will continue to be adjusted in future periods for increases and decreases in our stock price above the exercise price of the variable options of $0.50 per share until the options are exercised, forfeited or expire. No similar expense was incurred in 2002.

     LEASE EXIT COSTS. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $18 and $1,862 in the three months ended September 30, 2003 and 2002, respectively, representing an adjustment to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. The adjustment was recorded to reflect changes in estimates in current and projected sublease market conditions.

     LOSS ON ASSET IMPAIRMENT. In August 2002, following completion of a study of our future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, we recorded an operating expense of $1,233 in the three month period ended September 30, 2002 to write down the assets to their estimated fair value. No similar expense was incurred in the three month period ended September 30, 2003.

     INCOME (LOSS) FROM OPERATIONS. Our income from operations was $136 for the three month period ended September 30, 2003 compared to a loss of $3,769 for the same period of 2002. The improvement was primarily due to an increase in revenue resulting from an increase in our spending on online advertising, along with the addition of more well-known brands as advertisers. These factors drove an increase in the number of revenue producing actions initiated by members. It also reflects lower depreciation and amortization expense of $788 due to certain assets being fully amortized as of June 30, 2003. Our income from operations reflects an expense for lease exit costs of $18 and asset impairment charges of $0 in the three months ended September 30, 2003, as compared to charges of $1,862 and $1,233, respectively, in the same period of 2002.

     INTEREST INCOME (EXPENSE), NET. During the three month period ended September 30, 2003, we incurred net interest expense of $115, as compared to net interest expense of $275 for the three month period ended
September 30, 2002. During the three month period ended September 30, 2003, net interest expense decreased due to the conversion of the Grid Note balance to Series B Preferred Stock in December 2002. Interest incurred on the Grid Note was $179 in the third quarter of 2002.

     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     NET REVENUES

     Net revenues increased 35% to $24,313 in the nine month period ended September 30, 2003 from $18,012 in the nine month period ended
September 30, 2002. The increase in revenue was attributable primarily to an increase in our spending on online advertising, along with the addition of more well-known brands as advertisers. These factors drove an increase in the number of new member registrations and an increase in the number of revenue producing actions initiated by our members.

     COST OF REVENUES AND GROSS PROFIT

     Cost of revenues decreased to $2,161 in the nine month period ended September 30, 2003, from $2,780 in the nine month period ended
September 30, 2002. Gross profit increased as a percentage of net revenues to 91% in the nine month period ended September 30, 2003, from 85% in the nine month period ended September 30, 2002. The increase in gross profit reflects a decrease in amortization and depreciation in the first nine months of 2003 as compared to the first nine months of 2002 caused by a decrease in capital spending since mid-2001 and certain computer hardware and software assets being fully amortized as of December 31, 2002.

     OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses increased to $13,466, or 55% of net revenues in the nine month period ended September 30, 2003, from $9,978, or 55% of net revenues, in the nine months ended September 30, 2002. The $3,488 increase in sales and marketing expenses was primarily due to a $2,081 increase in online advertising, a $1,152 increase in personnel and personnel related costs, and a $313 offline advertising credit received in 2002, as compared to $0 in the same period of 2003, and an increase of $130 in expenditures for promotions and public relations. Partially offsetting these increases was a $193 decrease in expenses associated with a decrease in barter revenue.

     PRODUCT DEVELOPMENT. Product development expenses decreased to $2,255 or 9% of net revenues, in the nine month period ended September 30, 2003, from $2,942, or 16% of net revenues, in the nine month period ended September 30, 2002. The $687 decrease in product development expenses was primarily due to a $633 decrease in the amortization of capitalized web site costs as compared to the same period in 2002. A significant portion of our capitalized web site costs are fully amortized. Also contributing to this decrease were no write-offs of previously capitalized website development costs in the first nine months of 2003 compared to $162 in the first nine months of 2002. Partially offsetting these decreases was a $122 increase in personnel and personnel related costs in the first nine months of 2003 as compared to the same period of the prior year.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $6,460, or 27% of net revenues, for the nine month period ended September 30, 2003, compared to $6,668, or 37% of net revenues, in the nine month period ended September 30, 2002. In the first nine months of 2003, we incurred $631 and $554 less in depreciation and amortization expense and office rent, respectively, compared to the first nine months of 2002. Also, office telephone and utility expense decreased by $109, bad debt expense decreased by $95, and royalty expenses decreased by $67 in the first nine months of 2003 as compared to the same period in 2002.

     These decreases were partially offset by a $374 and a $243 increase in legal fees and personnel and personnel related costs, respectively, in the first nine months of 2003, as compared to the same period of 2002, and $195 in legal settlements reached in 2002 compared to $0 in 2003. Additionally, in the first nine months of 2003, we incurred a $184 charge related to the resolution of a customer matter, as compared to $70 for that matter in the first nine months of 2002. Also, in 2003, we recorded a $361 charge related to stock options previously issued to a former CEO, Steven Golden, as discussed above.

     LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT. During the nine months ended September 30, 2003, we re-evaluated our future expected space requirements given current sublease market conditions and future outlook and determined that an additional portion of our leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $427 in the nine months ended September 30, 2003, as compared to an expense of $1,862 in the same period of 2002, representing an adjustment to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we determined that the estimated undiscounted cash flows expected to be generated by the assets associated with unnecessary office space were less than the net book value of the assets. As a result, we recorded an operating expense of $81 in the nine months ended September 30, 2003 to write down the assets to their estimated fair value, as compared to an expense of $1,233 in the nine months ended September 30, 2002. Significant assumptions about the timing of a sale or inclusion of these assets in a future sublease were required in making the estimate of fair value for these assets. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate fair values.

     INCOME (LOSS) FROM OPERATIONS. Our loss from operations was $537 for the nine month period ended September 30, 2003 compared to a loss of $7,451 for the same period of 2002. The improvement of the loss was due to the improvement in revenue reflecting the increase in our spending on online advertising, along with the addition of more well-known brands as advertisers. These factors drove an increase in the number of new member registrations and the number of revenue producing actions initiated by members. The improvement also reflects a $2,039 decline in depreciation and amortization expense due to certain assets being fully amortized as of December 31, 2002. Our loss from operations reflects charges for lease exit costs and asset impairment of $427 and $81, respectively, for the nine months ended September 30, 2003, as compared to $1,862 and $1,233 in the nine months ended September 30, 2002.

     INTEREST INCOME (EXPENSE), NET. During the nine months ended September 30, 2003, we incurred net interest expense of $319, as compared to net interest expense of $834 for the nine month period ended September 30, 2002. Net interest expense decreased due to the conversion of the Grid Note balance to Series B Preferred Stock in December 2002. Interest incurred on the Grid Note was $512 in the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, we had $6,187 in cash and cash equivalents compared to $4,867 at December 31, 2002. Accounts receivable, net of allowances for doubtful accounts, were $4,696 at September 30, 2003 compared to $4,900 at the end of 2002. At September 30, 2003, our current liabilities totaled $12,475, compared to $11,901 at the end of 2002.

     Our independent auditors have issued their report on our financial statements for 2002 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to our ability to continue as a going concern. If Landmark elects to exercise some or all of its rights to accelerate payment under our obligations to Landmark, our ability to operate our business would be jeopardized.

     We expect our current liquidity position to meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions, legal settlements or any accelerated payments that Landmark may require for at least the next 12 months. If cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital or issue additional debt. If we raise additional funds through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it, or if available, may not be on terms favorable to us or to our stockholders. If financing is not available when needed or is not available on acceptable terms, we may be unable to develop or enhance our products or services. In addition, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

     Net cash provided by operating activities was $1,768 in the nine month period ended September 30, 2003. Net cash provided by operating activities resulted mainly from increased revenues, improved cash collections, ongoing control of cash outlays, and the return of restricted certificates of deposit of $231 associated with the collateral on our Letters of Credit. The restrictions on these certificates of deposit were lifted on January 1, 2003. Net cash used by operating activities was $1,986 in the nine month period ended September 30, 2002. The improvement in 2003 reflects the improvement in our net loss and the reduction of accounts payable in 2002.

     Net cash used in investing activities was $449 in the nine month period ended September 30, 2003 as compared to $675 for the same period of 2002. Net cash used in investing activities resulted primarily from amounts used in developing our web site.

     Net cash provided by financing activities was $1 in the nine month period ended September 30, 2003, compared to net cash used in financing activities of $462 in the same period of 2002. The improvement was due to the repayment of debt obligations during the first nine months of 2002, net of advances received on notes payable. There were no similar repayments made during the first nine months of 2003.

     Since our inception, we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In June and July 2001, we received proceeds of $5,000 from loans to us by Landmark (the "Senior Secured Loan"). The Senior Secured Loan is payable on June 30, 2006 and bore interest at 12.0% per annum until November 12, 2001, at which time the interest rate was reduced to 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of Landmark. At September 30, 2003, we were not in compliance with certain financial covenants of the Senior Secured Loan including our failure to achieve a prescribed amount of billings in 2002, our failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents, and certain receivables over current liabilities, and our failure to maintain a minimum ratio of total indebtedness over tangible net worth. This failure to comply constitutes an event of default. Consequently, the Senior Secured Loan including accrued interest thereon is immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured

Loan, including the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $6,018, as currently payable as of September 30, 2003.

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

     Our Series B Preferred Stock issued is redeemable at Landmark's option at any time. As of September 30, 2003, Landmark held 156,499,743 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and held Landmark Warrants to purchase 11,476,819 shares of our common stock. Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on outstanding Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrants. The number of Landmark Warrants will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

     As of September 30, 2003, there were 39,101,636 shares of common stock, 156,499,743 shares of Series B Preferred Stock, and 13,000,000 shares of Series C Preferred Stock outstanding. The shares of both series of our preferred stock are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to antidilution provisions set forth in our Certificate of Incorporation. If all the outstanding shares of our preferred stock were converted into shares of common stock, a total of 208,601,379 shares of common stock would have been outstanding as of September 30, 2003.

     On August 31, 2002, we entered into an Amended and Restated Reimbursement and Security Agreement with Landmark (the "Reimbursement Agreement"). On our behalf, Landmark applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1,599 from Wachovia Bank to collateralize lease deposits required with respect to our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia Bank under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Letters of Credit. We have secured such obligations with a lien on all of our assets. If we fail to pay Landmark any such amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest will accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. We reimbursed Landmark $4 for fees related to the Landmark Letters of Credit in 2002 and $7 in the nine months ended September 30, 2003. The Landmark Letters of Credit were renewed in March and April of 2003 for periods of one year. Effective March 31, 2003, we terminated our lease of office facilities in New York. This resulted in a reduction of $92 in the Landmark Letters of Credit, bringing the total outstanding Letters of Credit at September 30, 2003 to $1,506. Landmark may, at its sole discretion, cancel any or all of the Landmark Letters of Credit on 90 days written notice to us. If the Landmark Letters of Credit expire or are so cancelled, we will need to enter into an alternate credit arrangement. If an alternate arrangement is not available when required or is not available on acceptable terms, our business, results of operations and financial condition may be adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying derivative to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after September 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material effect on our financial position or results of operations.

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

The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation have been deferred and are effective for all periods ending after December 15, 2003. We have no investments in variable interest entities.

     In July 2003, we adopted EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

     In July 2003, we adopted SFAS No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material effect on our financial position or results of operations.

RISK FACTORS

     You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.


     WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

     At September 30, 2003, we had $6,187 of cash and cash equivalents.
We are in default under the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement") with Landmark. The entire loan plus accrued interest, totaling $6,018 at September 30, 2003, is immediately due and payable at the option of Landmark. Furthermore, Landmark could at any time require us to redeem any or all of the shares of Series B Preferred Stock held by Landmark, which had an aggregate redemption value of $24,318 as of September 30, 2003. Although Landmark has funded our recent cash needs, Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain continuing financing, we may be unable to operate our business.

     We have received a report from our independent auditors for our fiscal year ended December 31, 2002 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they issued their report, we did not have access to sufficient committed capital to meet our anticipated needs for at least the next 12 months. See "Liquidity and Capital Resources."

     WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR NET
LOSSES

     We incurred a net loss of $856 in the first nine months of 2003, in addition to annual losses of $8,287 in 2002, $29,227 in 2001 and $39,240 in 2000. As of September 30, 2003, our accumulated deficit was $98,722. We had positive net income of $21 for the three months ended September 30, 2003. There is no guaranty we will be able to sustain profitability in the future.

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

     We may not be successful in accomplishing these objectives. Further, we may not be able to generate or secure the necessary funding to achieve these objectives. See "Liquidity and Capital Resources."

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

     . interpretation of the effect of our Series B Preferred Stock and Series C Preferred Stock on our overall capital structure (if all the outstanding shares of our preferred stock were converted into shares of common stock, a total of 208,601,379 shares of common stock would have been outstanding as of September 30, 2003);

     . the expiration, on November 12, 2003, of the covenant/ restriction by which Landmark agreed it would not take action to cause us to become a privately-held company (such covenant was contained in an agreement among certain of our stockholders and Landmark; we are not a party to such agreement and it may be amended or terminated at any time without our involvement or consent);

     . interpretation of the effect of our outstanding stock options and warrants on our overall capital structure;

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

     WE DERIVE MOST OF OUR REVENUES FROM CONTRACTS WITH OUR ADVERTISERS THAT MAY BE CANCELLED ON 30-DAYS NOTICE

     A majority of our current advertising contracts permit either party to terminate the contract upon 30-days advance written notice. We may be unsuccessful in securing longer commitments. Some advertisers prefer short-term contracts because they use our service to promote limited-time promotional events or seasonal products and services. The possibility that our advertising contracts can be terminated on 30-days advance written notice makes it difficult for us to forecast our revenues. We may not be able to renew our existing contracts or attract new advertisers.

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

     . our having to redesign our technology and business methods, which could be costly and time-consuming, even where a redesign is feasible; or

     . our having to pay fees to license intellectual property rights, which may result in an anticipated or higher operating costs.

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

     We may not prevent others from infringing on our patents and using our proprietary rights. Furthermore, one company we sued and an affiliate of that company have filed lawsuits against us that are still pending, and those lawsuits seek damages against us and further seek to prevent us from using features of our system or business. The plaintiffs in those lawsuits and another company we sued in the past are taking steps in the United States Patent and Trademark Office to contest our patent rights. On May 2, 2000, the United States Patent and Trademark Office granted the request for re-examination of our patent. Therefore, our United States Patent No. 5,761,648, "Interactive Marketing Network and Process Using Electronic Certificates" (the "'648 Patent") will be re-examined. The re-examination may result in the '648 Patent being narrowed in scope or declared invalid.

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

     TRADEMARKS, COPYRIGHTS AND TRADE SECRETS

     We rely on a combination of laws and contractual restrictions to establish and protect our proprietary rights. The contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or deter independent third-party development or use of similar intellectual property. In addition, we have registered and have applied for registration of trademarks and service marks in the United States and in other countries. However, our pending registrations might not be issued, and our registered marks may not prevent others from using similar marks.

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

     LICENSES

     As of September 30, 2003, we had granted licenses to eight competitors under our patent, several on the condition that they restrict their coupon distribution in ways acceptable to us. Several of these license agreements involve the payment to us of royalties or license fees. Total revenues generated under these licenses for the three months ended September 30, 2003 and 2002 were $66 and $66, respectively, and total revenues generated under these licenses for the nine months ended September 30, 2003 and 2002 were $206 and $206, respectively. If the nature or scope of the licenses were disputed, we would need to institute proceedings to enforce our rights under these agreements or under our patent. In that case, if we did not institute proceedings to enforce our rights, or if we did not succeed in such proceedings, then our license revenues could decrease substantially or entirely. If the '648 Patent, currently being re-examined in the United States Patent and Trademark Office, is narrowed in scope or declared invalid, our royalty and license revenues may decrease substantially or be eliminated entirely.

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

     Many of our current and potential competitors have longer operating histories, greater brand recognition, larger customer or user bases, and significantly greater financial, marketing, technical and other resources than we do. In addition, our competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, more well-established and more well-financed companies. Therefore, some of our competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to web site and systems development. They may also try to attract advertisers by offering free services. Increased competition may cause us to lose brand recognition and market share and could otherwise harm our business.

     OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN HIGHLY SKILLED
PERSONNEL MAY SERIOUSLY HARM OUR BUSINESS

     Our future success depends on the continued services of our senior management and other key sales and technical personnel. Our future success also depends on our ability to identify, attract, retain and motivate highly skilled employees. Competition for the best employees in our industry remains intense. We have occasionally encountered and may continue to encounter difficulties in hiring and retaining highly skilled employees, particularly qualified software developers for our web site and database systems. We may be unable to retain our key employees or identify, attract, assimilate or retain other highly qualified employees in the future.

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

     We rely on a third-party service provider to provide access to our web site and support its operation. Our web site infrastructure is co-located at the suburban Chicago facility of Exodus, a Cable and Wireless Service plc data center. Our support arrangement with this provider is for a term of one year and may be canceled on 30 days notice in certain circumstances. In the event this arrangement is terminated, we may not be able to find alternative service providers on a timely basis, on terms acceptable to us or at all. In addition, we rely on software licenses from third parties. If these licenses are terminated or if such software is no longer supported by its manufacturer, we may not be able to find and install satisfactory alternate software on a timely basis, on terms acceptable to us or at all.

     Our success and our ability to attract new members and motivate our members to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system, as well as the servers we use to perform data analysis, are currently located at Exodus. Currently, all site traffic is directed to the Exodus system and we maintain a redundant version of our entire system at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power loss, telecommunication failures, and other natural disasters. In addition, the backup system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in or degradation of our services. Our business interruption insurance may not adequately compensate us for resulting losses.

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

     Due to the proliferation of unsolicited e-mail, many ISPs are developing technologies to limit or eliminate the delivery of unsolicited e-mail to their members. Although we send e-mail only to those members who specifically have requested we do so, the technologies being developed or currently in use may not respect the choice made by our members. We, along with others in the industry that send e-mail, have at various times and during the first nine months of 2003 experienced the failure of an ISP to deliver e-mails to their customers who also are our members.

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

     WE MAY BE SUBJECT TO CLAIMS OR REGULATORY INVESTIGATIONS AS A RESULT OF OUR DATA ANALYSIS ACTIVITIES

     The information in our database is an integral part of our business. We do not sell member identifying information to third parties without the consent of the member. Furthermore, we send our e-mail notices and newsletters to members who have elected to receive them. Some people who receive promotions from us may be unhappy that we contacted them. In addition, we provide advertisers with aggregate information regarding member demographics, shopping preferences and past behavior. Our use of this aggregated information may cause dissatisfaction among our members or otherwise lead to negative publicity. There has been substantial publicity, governmental investigations and litigation regarding privacy issues involving the Internet and Internet-based advertising. To the extent that our data mining and/or other activities conflict with any privacy protection initiatives or if any private or personally identifiable information is inadvertently made public, we may become a defendant in lawsuits or the subject of regulatory investigations relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, our members. Litigation and regulatory inquiries of these types are often expensive and time consuming, and their outcome is uncertain. We may need to spend significant amounts on our legal defense, and senior management may be required to divert its attention from other aspects of our business. Furthermore, a judgment or decree may be entered against us, which could require us to pay damages or to make changes to our present and planned products or services.

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

     In addition, we are dependent upon the continued growth of the Internet as a medium for commerce. Demand for services and products sold over the Internet is uncertain for a number of reasons, including concerns related to network reliability and poor performance. Furthermore, concerns about the security of transactions conducted on the Internet and consumer privacy may inhibit the growth of the Internet generally, and online commerce in particular. Any compromise of security involving Internet-based transactions could result in negative publicity and deter people from using the Internet or from using it to conduct transactions that involve transmitting confidential information, such as registering for membership or purchasing goods and services. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and reduced usage of the Internet. If use of the Internet does not continue to grow or grows more slowly than expected, our business will suffer.

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

     We expect that regulation of the Internet and Internet advertising will intensify. New laws could slow the growth in Internet use and otherwise adversely affect the Internet as a commercial medium, which would harm our business. Due to the proliferation of unsolicited email, almost 40 states have enacted legislation regulating unsolicited commercial email including California, which recently enacted legislation that is the most stringent spam legislation to date. Any pending court interpretations of the California legislation which restrict permissioned e-mail marketing could adversely affect our business. Several bills that would regulate unsolicited, commercial email are also being considered at the federal level. Additionally, for example, a number of proposals to restrict the collection of information about Internet users and to tax Internet-based transactions are under consideration by federal, state, local and foreign governmental organizations. A three-year federal moratorium on new taxes on Internet access expired in October 2001, and was extended in November 2001 for two years. This moratorium expired November 1, 2003, and the future status of taxes on Internet transactions is uncertain. There is no federal law preempting state tax laws or the levy of state sales taxes to online e-commerce activities. The taxation of online transactions or other new regulations could increase our costs of doing business or otherwise harm us by making the Internet less attractive for consumers and businesses. The application of existing laws such as those governing intellectual property and privacy to the Internet and Internet advertising lends additional uncertainty to our business.

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

     . purchase, redeem or otherwise acquire for value any shares of our capital stock (with certain exceptions); or

     . authorize or issue equity securities or securities exercisable for or convertible into equity securities other than shares issued for cash, shares issuable upon conversion and exercise of securities outstanding on the date of issuance of the Series B Preferred Stock, and shares issuable under our 2001 Stock Option Plan.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio have expected maturities of three months or less, we believe that the fair value of this portfolio or related income would not be impacted materially by increases or decreases in interest rates. If market rates were to increase immediately by 10% from levels on September 30, 2003, the fair value of this investment portfolio would increase by an immaterial amount. If market rates were to decrease immediately by 10% from levels on September 30, 2003, the resulting decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.


ITEM 4.  CONTROLS AND PROCEDURES

     Based upon an evaluation of our disclosure controls and procedures performed by our management, with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we issue or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     A control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

     There was not any change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are currently a defendant in one patent infringement lawsuit. For a further discussion of legal proceedings, see "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2002, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, both as filed with the SEC, and the update below.

     On November 15, 1999, Catalina Marketing filed a lawsuit against us in the United States District Court for the Middle District of Florida.
The complaint alleged that our systems and methods infringed Catalina Marketing's '041 Patent, and sought to enjoin us from further infringing its patent. The case was transferred to the Northern District, which ruled that we did not infringe the '041 Patent. On May 8, 2002, the Federal Circuit affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the Northern District. The case was remanded to the Northern District for further proceedings to determine whether we had any liability for infringement of the '041 Patent. On June 25, 2003, the Northern District issued a claim construction ruling construing claim terms in dispute between the parties. Because Catalina Marketing agreed with us that, based upon the Northern District's construction of several claim terms of the '041 Patent, Catalina Marketing could not establish infringement of the '041 Patent by us, on July 10 the parties asked the Northern District to enter a final judgment of non-infringement in favor of us. On September 4, 2003, Catalina Marketing appealed the final judgment of the Northern District to the Federal Circuit; that appeal is currently pending.

     In March 2003, a customer claimed that we failed to deliver certain services pursuant to the terms of a 2002 agreement with the customer. We believe the services were delivered in accordance with the terms of the agreement. In August 2002, we accrued a contingency loss of $70 in general and administrative expenses as an estimate, at the time, of the cost of resolving the issue. In October 2003, we reached agreement with the customer to resolve this matter. The agreement involves the delivery of additional services at no charge. In the three month period ended September 30, 2003, we recorded an additional expense of $184 in general and administrative expenses to reflect the cost of these services. Revenue will be recorded in the period the services are delivered.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     As of September 30, 2003, a dividend in the amount of 3,129,994 shares of Series B Preferred Stock accrued, but had not been declared to the holders of our Series B Preferred Stock. We declared and paid those dividends on October 1, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At September 30, 2003, we were not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement which cannot be cured, as the Senior Secured Loan and Grid Note have cross-default provisions and are cross-collateralized include:

..    our failure to achieve a prescribed amount of billings during 2002;
     and

..    our failure to maintain a minimum level of working capital and ratio of cash, cash equivalents and certain receivables over current liabilities; and

..    our failure to maintain a minimum ratio of total indebtedness over tangible net worth.

     Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $6,018, as currently payable as of September 30, 2003.


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

     (b)   Reports on Form 8-K:

                 On July 24, 2003, the Company filed a Current Report on Form 8-K in which the Company furnished under Items 9 and 12 information regarding the Company's results of operations and financial position as of, and for the three month period ended, June 30, 2003.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COOLSAVINGS, INC.


Dated:     November 10, 2003      /s/ Matthew Moog
                                  -----------------------------------
                                  Matthew Moog
                                  President and Chief Executive Officer
                                  (duly authorized officer)



Dated:     November 10, 2003      /s/ David B. Arney
                                  -----------------------------------
                                  David B. Arney
                                  Senior Vice President of Operations
                                  and Chief Financial Officer
                                  (principal financial and
                                  accounting officer)