Form 10-K
period 2003-12-31
COOLSAVINGS INC
filed 2004-03-29
CIK 1087875

FORM 10-K
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2003

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

      As of June 30, 2003 (the end of the Registrant's most recently completed second fiscal quarter), the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (assuming for this purpose that executive officers, directors and 10% stockholders are affiliates) was approximately $10,840,255, based on the closing sales price of $0.82 on such date. As of March 1, 2004, there were 39,225,044 shares of the Registrant's common stock issued and outstanding. (This number represents the number of shares that are required to be reported here. This report describes additional shares of common stock that are issuable upon conversion of outstanding shares of preferred stock and the exercise of outstanding warrants and outstanding stock options.)


                   DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, in connection with the Registrant's 2004 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

                            COOLSAVINGS, INC.
                         Form 10-K Annual Report
                   Fiscal Year Ended December 31, 2003

                            TABLE OF CONTENTS


                                                               Page
                                                               ----

PART I

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . .     5

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . .    23

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .    23

Item 4.   Submission of Matters to a Vote of
          Security Holders. . . . . . . . . . . . . . . . . .    25


PART II

Item 5.   Market for the Company's Common Equity and
          Related Stockholder Matters . . . . . . . . . . . .    25

Item 6.   Selected Financial Data . . . . . . . . . . . . . .    26

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . .    29

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk . . . . . . . . . . . . . . . . .    47

Item 8.   Financial Statements and Supplementary Data . . . .    48

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure. . . . . . .    86

Item 9A.  Controls and Procedures . . . . . . . . . . . . . .    86


PART III

Item 10.  Directors and Executive Officers
          of the Registrant . . . . . . . . . . . . . . . . .    86

Item 11.  Executive Compensation. . . . . . . . . . . . . . .    86

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters. . .    86

Item 13.  Certain Relationships and Related Transactions. . .    86

Item 14.  Principal Accountant Fees and Expenses. . . . . . .    87


PART IV

Item 15.  Exhibits, Financial Statement Schedule and
          Reports on Form 8-K . . . . . . . . . . . . . . . .    87


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .    88

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This annual report contains statements, including statements that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "target," "forecast," "anticipate," "believe," "will," "expect," and similar expressions. These forward-looking statements include, without limitation, statements regarding our expectations of revenue growth, expense growth, and capital spending. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this annual report, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our ability to secure financing to meet our long-term capital needs, our ability to protect our patents, trademarks and proprietary rights, our successful introduction of new services and features, our ability to add new members, our ability to continue to attract, assimilate and retain highly skilled personnel, our ability to secure long-term contracts with existing advertisers and attract new advertisers, and our ability to compete successfully against current and future competitors. For a discussion of these and other risks, uncertainties and factors which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements, see "Item 1. Business - Risk Factors".

      We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws. You should not place undue reliance on such forward-looking statements.


                                *   *   *


      We own United States service mark registrations for the mark COOLSAVINGS, as well as several other service marks, including, among others, COOLSAMPLES, SAVINGSCENTER, SQUEALS OF THE DAY, COOLCATALOGS, COOLCAMPUS, COOLCOLLEGES, COOLDINING, COOLEVENTS, COOLGROCERS, COOLNEIGHBORHOODS, COOLSUPERMARKETS, DINELINE, EVENTSLINE, REWARDS WHEREVER YOU SHOP, and our stylized piggy-bank logo. We also own common law rights in these and other marks. In addition, we have applied for United States federal registrations of several service marks, including our SAVE. THEN SHOP., REWARDS WHENEVER YOU SHOP, and BUY ANYWHERE. We have also obtained trademark registrations in Australia, Canada, and the United Kingdom for COOLSAVINGS and have registration applications pending in Canada.


                                *   *   *


      ALL DOLLAR AMOUNTS INCLUDED IN THIS REPORT ARE EXPRESSED IN
THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED.

                                 PART I

ITEM 1.  BUSINESS

OVERVIEW

      CoolSavings is an online direct marketing and media company with a database of 11.5 million active consumers who have taken an action on our web site in the last twelve months. We help marketers reach their target consumers by leveraging our broad marketing network, sophisticated analytics and proprietary technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. Using CoolSavings, marketers drive sales and customer traffic to their stores, web sites, catalogues or call centers by taking advantage of a wide variety of highly targeted marketing services, including lead generation, couponing, targeted e-mail, category newsletters, direct mail, product sampling and banner advertisements. In addition, our proprietary database technology and analytical tools track consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with a wide range of sophisticated consumer data which they may use to make smarter marketing decisions.

      Our web site, coolsavings.com, and our marketing network offer consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including national retailers, consumer packaged goods manufacturers, media and publishing companies, and travel and financial service providers.

      We were incorporated as Interactive Coupon Marketing Group, Inc. in Michigan in December 1994. In November 1998, we changed our corporate name to coolsavings.com inc. In September 2001, coolsavings.com inc. merged with and into CoolSavings, Inc., a Delaware corporation which was then its wholly-owned subsidiary. Currently, we operate as one business segment.

      Beginning in 2001, we entered into a series of transactions with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") whereby Landmark made loans to and equity investments in our Company. This series of transactions, (collectively, the "Landmark Transaction") resulted in Landmark having control over our Company. For a more detailed discussion of Landmark's investment, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment by Landmark in CoolSavings, Inc." and Note 2 of our Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." Landmark's principal business interests are in the media industry, and it owns and operates entities engaged in newspaper and other print publishing, television broadcasting and cable television programming services. Landmark has experience in building value and improving operating, marketing and financial performance in companies that it owns or controls.


THE COOLSAVINGS SOLUTION

      Our web site and marketing network offer convenient and personalized incentives for goods and services from a broad range of advertisers, including national retailers, consumer packaged goods manufacturers, media and publishing companies, and travel and financial service providers. We offer a wide array of highly targeted promotional services for advertisers including lead generation, couponing, targeted e-mail, category newsletters, direct mail, product sampling and banner advertisements.

BENEFITS TO COOLSAVINGS ADVERTISERS

      The benefits to advertisers of using CoolSavings include:

      . Access to 11.5 million active members who are qualified, receptive shoppers. Advertisers are able to reach millions of active shoppers who visit our web site or the web sites of our marketing network partners looking for shopping values. These shoppers are willing to provide demographic data about themselves and others in their households. Advertisers reach our database of consumers through our web site, email, and through traditional direct mail programs.

      . Cost-effective performance. We believe we provide advertisers with a cost-effective solution for customer acquisition and activation. Unlike most other traditional direct marketing providers, we can test creative elements of a campaign for effectiveness with results available in days. We can quickly learn from each campaign how to make future campaigns more effective. We can efficiently re-target responding members with continuity offers to convert new customers into valuable consumers. Our advertisers are able to target information about ongoing sales promotions and events to the appropriate customers at the appropriate times and make rapid improvements to those efforts.

      . Insight into shopping behavior. Most media properties have limited means of tracking their customers' shopping preferences and behavior. With our members' permission, we acquire information from the initial member registration, from each subsequent visit by a member to our web site, or from response to e-mail offers. As a result, we have data that we can analyze to provide insight into the interests and preferences of an advertiser's customers. We can leverage our consolidated database to develop predictive models that can lead to more effective targeting, regardless of the types of promotions used. This information can be used by our advertisers to acquire new customers with appropriate incentives, refine follow-on promotions and identify co-promotion opportunities.

      . Single source online direct marketing solution. We offer advertisers a full range of promotional incentives that can be targeted to significant life events a customer may experience, such as getting married, having a child, buying a first home, etc. Redeemable both online and in-store, these services include printable coupons for brick-and-mortar stores, electronic codes for online purchases, targeted e-mails, lead generation for trial subscriptions and samples, notices of ongoing sales where no certificate is necessary, and banner advertisements.

      . Ability to track purchases by the consumer. We can track, through the use of unique bar codes, the redemption of grocery coupons by our members. We can also target prospective customers for our advertisers and track their individual online purchases. With the cooperation of advertisers and retailers, we can also track certain offline purchases of our members. These capabilities result in highly accountable campaigns that can be improved over time.

      . Lower set-up costs and improved time to market. Our investments in infrastructure, technology and production systems allow our advertisers to deploy their promotional campaigns without the upfront expense in production and technical development associated with any other media, therefore providing significant cost savings. We enable our advertisers to deploy their online marketing campaigns quickly and with a high degree of reliability, thus improving our advertisers' return on investment.

      . Multiple distribution vehicles. Advertisers can reach millions of consumers via promotions on our web site, through our marketing network, by direct mail, or directly with their own consumers by licensing our proprietary technology for use at their own web sites.


THE COOLSAVINGS STRATEGY AND SERVICES

      Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. In pursuit of that mission, the key elements of our strategy are to:

      . Continue investment in the coolsavings.com web site, its features, its brand, and its member base. We believe the service continues to generate high incremental returns. Maintenance and improvement in the service have a high return on investment given their low cost. We intend to continue to promote our brand online, with advertising campaigns on high traffic web sites designed to drive new and returning consumers to interact with the service. As this traffic grows, we expect that our services will be attractive to additional advertisers. We will therefore continue our investment in features and services that improve the way our advertisers communicate to our consumers.

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

      . Develop third party network marketing relationships. We intend to continue to pursue relationships to distribute our brand and offer content to consumers through partnerships with high quality web-centric partners.

      . Rollout new incentive types that take advantage of the growing infrastructure for electronic transactions to meet advertiser demands and consumer desires. We intend to make these investments with a view toward long-term sustainability and leadership.

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

      The coolsavings.com web site is a fast, easy-to-use experience for finding coupons and special offers from brands and stores. To use our service, consumers register with us, provide demographic data about themselves, their household and shopping interests, and choose whether to receive our direct e-mails. We track our members' page views of, and voluntary responses to, promotions in our member database. With an advertiser's cooperation, we can also track the redemption of incentives.

      The promotional services that we provide our advertisers include:

      . CoolOffers. Online and offline businesses can deliver incentive offers, including printed and electronic coupons, rebates, sales notices and gift certificates, to targeted segments of our member base via our web site.

      . Lead Generation. We provide advertisers a method of generating permission-based leads by providing free sample or trial offers of their products or services to our members. These offers are targeted to our members by demographic profile and shopping preferences. Members voluntarily provide the advertiser with contact information such as name, e-mail and mailing address, as well as other data about their households in order to participate in the client's offer.

      . Solo Targeted E-Mail. Our members may elect to receive periodic e-mails notifying them of offers that may be of personal interest. This allows us to send targeted e-mails to these members on the basis of their demographic profiles and shopping preferences. The e-mails are targeted either through pre-selected criteria, our Select Response customized survey questions, or using customized models we develop for particular campaigns. Member permission is at the heart of our e-mail program. Therefore, promotional e-mail is only sent to registered members who have opted-in to receive them. In addition, we may allow a marketer to send direct mail campaigns to our member data file.

      . Category Newsletters. We help our advertisers obtain new customers, generate sales and achieve increased brand awareness through highly targeted, content-driven monthly e-mails. These e-mails present an advertiser's products and services to members in conjunction with topical content and offers which they have specifically requested.

      . Coupon Technology. Clients with a need to offer secure, trackable print-at-home coupons may do so by licensing the use of our Coupon Technology ASP Solution. This allows clients to offer electronic coupons on their web sites, through their e-mails, or through their electronic advertisements. We provide the technology, reporting, tracking and production services to the clients.

      . Direct Mail. We provide advertisers an additional communi-cation channel by combining postal and e-mail communications in convergent campaigns. Refreshed monthly with new names, our postal list currently includes more than 10 million consumers that have opted in to receive special offers.

      ANALYTIC AND RESEARCH SERVICES

      By analyzing individual, demographic and other predictive information in our database, we provide advertisers several methods to gain insight into our members' preferences. We can also apply our analytic infrastructure to analyze the databases of our advertisers upon their request. We use sophisticated data mining tools to help our advertisers execute effective promotional campaigns, and we use the collected information to create predictive models to make future targeting even more effective. Using e-mail, we can also contact and survey members who have responded to a specific offer. We also use our sophisticated analytics to manage and optimize the performance of our collective offer set for our benefit and the benefit of our consumers.


SALES AND MARKETING

      We have built a sales organization dedicated to developing and maintaining close relationships with advertisers and advertising agencies. Our sales force is organized into three groups to effectively manage the breadth and diversity of our key strategic advertisers and advertising agencies. We intend to continue to build these relationships and expand our reach into five vertical industry segments: retail, consumer packaged goods, personal and professional services, media and entertainment, and financial services.

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


OPERATIONS AND TECHNOLOGY

      We have developed a proprietary system to target and personalize promotional offers from our advertisers to our members. There are six main components of our system:

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

      . our campaign manager software, SavingsCenter, which we and our advertisers use to create, target and report on the effectiveness of our clients' offers; and

      . our email system that allows us to deliver Solo Targeted E-mail, Direct E-mail, Select Response surveys and Category Newsletters on a highly targeted basis to our consumers who have specifically requested the contact from our advertisers.

      Our system has been designed around industry-standard architecture and is designed to provide availability 24 hours-a-day, seven days-a-week. Occasionally in the past, we have disconnected our servers to make upgrades or maintenance checks on our system. Our system has been available to the public approximately 99.7% of the time since our launch in 1997.

      Our web servers and the database behind our system, as well as our data mining servers, are located at Exodus, a Savvis Communications Corporation data center in suburban Chicago, Illinois. Currently, all site traffic is directed to the Exodus system, and we maintain a redundant version of our critical systems at our Chicago headquarters.


INTELLECTUAL PROPERTY

      We currently hold all rights, title and interest to two United States Patents, No. 5,761,648, entitled "Interactive Marketing Network and Process Using Electronic Certificates" (the "'648 Patent"), and No. 5,855,007, entitled "Electronic Coupon Communication System" (the "'007 Patent"). Currently, we are a defendant in two lawsuits filed by a competitor, each of which alleges that our technology or business methods infringe on the competitor's patent. In connection with one of the lawsuits, our '648 Patent is currently in re-examination with the United States Patent and Trademark Office. The lawsuits seek, among other things, to prevent us from using methods that allegedly violate the competitor's patents. See "Item 3. Legal Proceedings" for further discussion.

      In addition, we hold all rights, title and interest to two United States Patent Applications, including Series Nos. 60/416,981 (filed October 8, 2002) and 10/677,555 (filed October 2, 2003) entitled "Secure Promotions", and Serial No. 10/760,701 (filed January 20, 2004) entitled "System and Method of Presenting Offers by Way of a Computer Network."

      In addition to our patents and pending application, we have registered trademarks, service marks and copyrights in the United States and other countries. We also own common law rights in several other marks, and have registration applications pending in the United States and other countries.

      We regard the protection of our intellectual property, including our patents, copyrights, service marks, trademarks, trade dress and trade secrets, as important to our future success. We rely on a combination of these intellectual property rights and contracts to protect the services we have created and our competitive position in the marketplace. We have entered into confidentiality and invention assignment agreements with our employees and contractors. Where we have considered it necessary, we have required nondisclosure agreements with our suppliers and advertisers to protect confidential information about our business plans and technology. However, these arrangements and the other steps which we have taken may not protect our trade secrets or prevent another company from copying important parts of our service. While we have registered our trademarks and service marks in the U.S. and other countries, protection of these marks may not be available in every country where we may do business.


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

      We believe we are well-positioned to compete in our market as a result of the breadth and sophistication of our services, the size and demographics of our member audience, our experienced workforce, our proprietary technology, analytical capabilities, and established brand recognition.

      We face competition from traditional direct marketers, including leading distributors of traditional coupons by mail or newspaper inserts, and from companies offering affinity rewards tied to responses to advertisements. A leading distributor of traditional newspaper-insert coupons, which has significant existing relationships with advertisers such as consumer packaged goods companies, has begun to compete against us directly by delivering their promotions over the Internet. We compete with other web sites, portals and advertising networks, as well as traditional offline media such as television, radio and print, for a share of advertisers' total advertising budgets and for consumers' attention.

      We also encounter competition from a number of other sources, including other online direct marketers, online publishers, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate Internet advertising.


EMPLOYEES

      As of March 1, 2004, we had 138 full-time employees. We have never had a work stoppage and our employees are not covered by any collective bargaining agreement. We consider our relations with our employees to be good.


AVAILABLE INFORMATION

      We maintain an Internet web site at http://www.coolsavings.com that includes a hypertext link to the Securities and Exchange Commission's (SEC) web site (http://www.sec.gov), where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Alternatively, all materials that we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information related to the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

RISK FACTORS

      You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.

      WE HAVE A HISTORY OF NET LOSSES

      We incurred net losses and negative cash flows in all years prior to 2003. We may not be able to sustain profitability in the future. As of December 31, 2003, our accumulated deficit was $97,211.

      WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR LONG TERM CAPITAL
NEEDS

      At December 31, 2003, we had $7,347 in cash and cash equivalents. We are in default under the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement") with Landmark. The entire loan plus accrued interest, totaling $6,141 at December 31, 2003, is immediately due and payable at the option of Landmark. Furthermore, Landmark could at any time require us to redeem any or all of the shares of Series B Preferred Stock held by Landmark, which had an aggregate redemption value of $24,805 as of December 31, 2003. Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain continuing financing to meet our long-term capital needs, we may be unable to operate our business.

      We have received a report from our independent auditors for our fiscal year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern because, as of the date they issued their report, we did not have access to sufficient committed capital or cash flow from operations to meet our needs in the event Landmark exercised some or all of its rights to accelerate payment under our obligations to Landmark. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

      WE DERIVE MOST OF OUR REVENUES FROM CONTRACTS WITH OUR ADVERTISERS THAT MAY BE CANCELLED ON 30-DAYS NOTICE

      A majority of our current advertising contracts permit either party to terminate the contract upon 30-days advance written notice. We may be unsuccessful in securing longer commitments. Some advertisers prefer short-term contracts because they use our service to promote limited-time promotional events or seasonal products and services. The possibility that our advertising contracts can be terminated on 30-days' advance written notice makes it difficult for us to forecast our revenues. We may not be able to renew our existing contracts or attract new advertisers.

      INTELLECTUAL PROPERTY LITIGATION AGAINST US MAY BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

      We expect that, as the number of services and competitors in Internet advertising and direct marketing grows, we will be increasingly subject to intellectual property infringement, unfair competition and related claims against us. Third parties may also seek to invalidate our '648 Patent, which is currently in re-examination with the United States Patent and Trademark Office, and our '007 Patent. Currently, we are a defendant in two lawsuits filed by a competitor, each of which alleges that our technology or business methods infringe on the competitor's patent. The lawsuits seek, among other things, to prevent us from using methods that allegedly violate the competitor's patents. In addition, competitors have in the past, and may in the future, name our customers as defendants in these suits, which may cause these customers to terminate their relationships with us. Our efforts to defend these actions may not be successful. Our failure to prevail in this litigation could result in:

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

      Because of the ongoing technical efforts of others in our market and the ongoing introduction of our technology, we may continue to be involved with one or more of our competitors in legal proceedings to determine the parties' rights to various intellectual property, including the right to our continued ownership of our existing patents. Our failure to prevail in these proceedings could harm our business. See "Item 3 - Legal Proceedings"

      We cannot predict whether other third parties will assert claims of infringement or similar charges against us, or whether any past or future claims will harm our business. We believe that participants in our market increasingly are attempting to obtain patent protection for their business methods. We cannot predict when or if patents will result from these efforts, or whether any of these third parties' patents will cover aspects of our business. The details of currently pending United States patent applications are not publicly disclosed until either the patent is issued or 18 months from filing, depending on the application filing date. Any third-party claim, with or without merit, could be time-consuming, result in costly litigation and damages, cause us to reduce or alter our services, delay or prevent service enhancements or require us to enter into royalty or licensing agreements.

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

      WE MAY BE HARMED IF RETAILERS REFUSE TO ACCEPT ELECTRONIC PRINT-AT-HOME COUPONS OR IF OUR ADVERTISERS FAIL TO HONOR THEIR PROMOTIONS ON OUR WEB SITE OR TO COMPLY WITH APPLICABLE LAWS

      Our success depends largely upon retailers honoring electronic and printed coupons, including ours, and upon advertisers reliably delivering and accurately representing the listed goods and services. Some traditional retailers may not readily accept computer-generated coupons as valid, in part because of their cashiers' lack of familiarity with them and the risk that coupons can be counterfeited. We have occasionally received, and expect to continue to receive, complaints from our members about retailers' failure to honor coupons, including ours. If such complaints become more common and/or costly to our members, these complaints may be accompanied by requests for reimbursement or threats of legal action against us. Any resulting reimbursements or related litigation could be costly for us, divert management attention, or increase our costs of doing business. In addition, our advertisers' promotion of their goods and services may not comply with federal, state and local laws. Our role in facilitating advertisers' sales activities may expose us to liability under these laws. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our web site or business processes, discontinue some of our services or otherwise spend resources to limit our liability.

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

      During the second half of 2003, we experienced an increase in advertising rates that have resulted in lower advertising activity. While this has been offset by subsequent increases in our own rates and by temporary seasonal fluctuations, we do face a potential long-term risk of diminished economic opportunity should advertising rates continue to increase over the long term.

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

      Due to the proliferation of unsolicited e-mail, many ISPs are developing technologies to limit or eliminate the delivery of unsolicited e-mail to their members. Although we send e-mail only to those members who specifically have requested we do so, the technologies currently in use or those being developed, such as e-mail surcharges (electronic stamps, ISP-approved white lists, or e-mail sender password verifications), may not respect the choices made by our members. We, along with others in the industry that send e-mail, have at various times during 2003 experienced the failure of an ISP to deliver e-mails to their customers who also are our members.

      Many of our members use e-mail services provided by one of the relatively small number of large ISPs. If one or more of those ISPs fail to deliver our e-mail transmissions, our inability to communicate with those members could harm our business. In addition, if one or more of those ISP's adopt electronic stamp technology or a white list, our costs related to e-mail delivery may increase substantially. In any of the prior examples, we may not be able to send the volume of e-mail requested by an advertiser. Additionally, our inability to communicate with those members may cause them to stop visiting our web site. If our database of e-mail addresses shrinks materially as a result of the failure of one or more ISPs to deliver our e-mail, advertisers may be less willing to purchase our e-mail products and services.

      WE DEPEND ON THE SUCCESSFUL INTRODUCTION OF NEW SERVICES AND FEATURES

      To retain and attract members and advertisers, we believe that we will need to continue to introduce additional services and new features on our web site. These new features and services may require us to spend significant funds on product development and on educating our advertisers and consumers about our new service offerings. New services and features may contain errors or defects that are discovered only after introduction. Correcting these defects may result in significant costs, service interruptions, loss of advertisers' and members' goodwill and damage to our reputation. In addition, our successful introduction of new technologies will depend on our advertisers' abilities to adapt to using these technologies, over which we have no control. If we introduce a service or feature that is not favorably received, our current members may use our web site and other services less frequently, our existing advertisers may not renew their contracts, and we may be unable to attract new members and advertisers.

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

      WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS

      The market for e-marketing services continues to evolve and is intensely competitive. Barriers to entry for companies in our market are low, and current and potential competitors can launch new web sites and e-marketing services at relatively low cost.

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

      WE MAY BE SUBJECT TO CLAIMS OR REGULATORY INVESTIGATIONS AS A RESULT OF OUR DATA ANALYSIS ACTIVITIES

      The information in our database is an integral part of our business. We do not sell member identifying information to third parties without the specific and affirmative consent of the member. Furthermore, we send our e-mail notices and newsletters to members who have elected to receive them.

Nevertheless, some people who receive promotions from us may be unhappy that we contacted them. In addition, we provide advertisers with aggregate information regarding member demographics, shopping preferences and past behavior. There has been substantial publicity, governmental investigations and litigation regarding privacy issues involving the Internet and Internet-based advertising. To the extent that our data mining and/or other activities conflict with any privacy protection initiatives or if any private or personally identifiable information is inadvertently made public, we may become a defendant in lawsuits or the subject of regulatory investigations relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, our members. Litigation and regulatory inquiries of these types are often expensive and time consuming, and their outcome is uncertain. We may need to spend significant amounts on our legal defense, and senior management may be required to divert its attention from other aspects of our business. Furthermore, a judgment or decree may be entered against us, which could require us to pay damages or to make changes to our present and planned products or services.

      OUR REPUTATION AND BUSINESS COULD BE DAMAGED IF WE ENCOUNTER SYSTEM INTERRUPTIONS OR CAPACITY LIMITATIONS

      We seek to generate a high volume of traffic and transactions on our web site. Our database must also handle a large volume of member data and information about members' usage of our web site. The satisfactory performance, reliability and availability of our web site, database systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of members. Our revenues depend on promotional offers being readily available for members and our ability to process their coupon downloads, e-mail responses or other transactions on our web site. Any system interruptions that result in the unavailability of our service or reduced member activity would impair the effectiveness of our service to advertisers. Interruptions of service may also inhibit our ability to attract and retain members, which in turn could hinder our sales and marketing efforts. We have experienced periodic system interruptions, which may occur from time to time in the future.

      Additionally, acts of sabotage, known as denial of service attacks, on prominent, high traffic web sites have caused extended interruptions of service on those web sites. Like other operators of web sites, we could also face system interruptions or shutdowns as a result of denial of service attacks.

      A substantial increase in the rate of traffic on our web site will require us to expand and upgrade our technology, processing systems and network infrastructure. Any unexpected upgrades could be disruptive and costly. In addition, our existing systems may encounter unexpected problems as our member base expands. Our failure to handle the growth of our databases could lead to system failures, inadequate response times or corruption of our data. We may be unable to expand and upgrade our systems and infrastructure to accommodate this growth in a timely manner. Any failure to expand or upgrade our systems could damage our reputation and our business.

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

      We rely on a third-party service provider to provide access to our web site and support its operation. Our web site infrastructure is co-located at the suburban Chicago facility of Exodus, a Savvis Communications Corporation data center. Our support arrangement with this provider is for a term of two years and may be canceled on 30 days' notice in certain limited circumstances. In the event this arrangement is terminated, we may not be able to find alternative service providers on a timely basis, on terms acceptable to us or at all.

      Our success and our ability to attract new members and motivate our members to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system, as well as the servers we use to perform data analysis, are currently located at Exodus. Currently, all site traffic is directed to the Exodus system and we maintain a redundant version of our critical systems at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power losses, telecommunication failures, and other natural disasters or other unanticipated problems. In addition, the backup system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in or degradation of our services. We maintain business interruption insurance, but it may not adequately compensate us for resulting losses.

      Furthermore, the computer servers running our system are vulnerable to general mechanical breakdown or component failure, computer viruses, physical or electronic break-ins, sabotage, vandalism and similar disruptions which could lead to loss or corruption of data or prevent us from posting offers on our web site, sending e-mail notifications of new offers or delivering coupons or other certificates to our members.

      OUR BUSINESS WILL BE HARMED IF OUR ONLINE SECURITY MEASURES FAIL

      Because our efforts to attract and retain members depend, in part, on potential members' expectations of privacy in using our services, our business could be damaged by any security breach of our database or web site. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by these breaches. Someone circumventing our security measures could misappropriate proprietary information, corrupt our database or otherwise interrupt our operations. We could also be subject to liability as a result of any security breach or misappropriation of our members' personal data. This could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, as well as claims based upon other misuses of personal information, such as unauthorized marketing. These claims could result in costly litigation and could limit our ability to attract and retain advertisers and members. Our security measures may fail to prevent security breaches. Any failure to prevent security breaches could damage our reputation and harm our business.

      PROTECTING OUR PATENTS, TRADEMARKS AND PROPRIETARY RIGHTS MAY BE COSTLY AND MAY DISTRACT OUR MANAGEMENT

      We regard the protection of our patent rights, copyrights, service marks, trademarks, trade dress and trade secrets as important to our future success. However, the steps we take to protect these and other proprietary rights can be costly, may require significant management resources and may be inadequate. If the steps we take are not adequate, potential competitors may be more inclined to offer similar products and services.

      PATENTS

      Although we have two issued United States patents and have two pending United States patent applications directed to different aspects of our technology and business processes:

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

      . our pending patent application for a "System and Method of Generating Sales Leads by Way of a Computer Network" may not result in the issuance of a patent;

      . our ability to receive royalties for use of our patents by third parties may be limited; and

      . a third party may have or obtain one or more patents that cause specific aspects of our business to be restricted or that may require us to pay license fees.

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

      We may not prevent others from infringing on our patents and using our proprietary rights. Furthermore, one company we sued and an affiliate of that company have filed lawsuits against us that are still pending, and those lawsuits seek damages against us and further seek to prevent us from using features of our system or business. The plaintiffs in those lawsuits and another company we sued in the past are taking steps in the United States Patent and Trademark Office to contest our patent rights. On May 2, 2000, the United States Patent and Trademark Office granted the request for re-examination of our patent. Therefore, our '648 Patent will be re-examined. The re-examination may result in the '648 Patent being narrowed in scope or declared invalid.

      TRADEMARKS, COPYRIGHTS, TRADE SECRETS AND DOMAIN NAMES

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

      WE MAY NOT BE ABLE TO CONTINUE TO ATTRACT, ASSIMILATE AND RETAIN HIGHLY SKILLED PERSONNEL

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

      FEDERAL, STATE AND LOCAL GOVERNMENTS MAY FURTHER REGULATE THE INTERNET, INTERNET ADVERTISING AND PRIVACY WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS

      The adoption or modification of laws or regulations relating to the Internet, Internet-based advertising and privacy, and the application of traditional legal principles to online activities, could harm our business. In particular, our business could be severely damaged by any regulatory restrictions on our collection or use of information about our members.

      Laws and regulations that apply to Internet advertising and communications and Internet users' privacy are becoming more prevalent. For example, the United States Congress and Federal Trade Commission have adopted laws and regulations regarding the online collection and use of information from children and the content of Internet communications, and the United States' Congress as well as various states regulate e-mail marketing and online privacy. However, even in areas where there has been some legislative action, the laws governing the Internet remain largely unsettled. There is no single government body overseeing our industry, and some existing state laws have different and sometimes inconsistent application to our business. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, taxation, determination of proper state jurisdiction taxation and the need to qualify to do business in a particular state, apply to the Internet, Internet advertising and online activities in general. Also, we have conducted trivia quizzes and other contests and sweepstakes on our web site, which may be subject to gaming and sweepstakes laws. Our attempts to comply with these laws may be inadequate, in part because the effect of these laws on our activities is often unclear. In addition, since our web site can be accessed from foreign countries, our business may be subject to foreign laws and regulations. Activities that may be acceptable in the United States may not be acceptable in foreign jurisdictions.

      We expect that regulation of the Internet and Internet advertising will intensify. New laws could slow the growth in Internet use and otherwise adversely affect the Internet as a commercial medium, which would harm our business. Due to the proliferation of unsolicited e-mail, the United States' Congress passed the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM"). Additionally, a number of proposals to restrict the collection of information about Internet users and to tax Internet-based transactions are under consideration by federal, state, local and foreign governmental organizations. A three-year federal moratorium on new taxes on Internet access expired in October 2001, and was extended in November 2001 for two years. This moratorium expired
November 1, 2003, and the future status of taxes on Internet transactions is uncertain. There is no federal law preempting state tax laws or the levy of state sales taxes to online e-commerce activities. The taxation of online transactions or other new regulations could increase our costs of doing business or otherwise harm us by making the Internet less attractive for consumers and businesses. The application of existing laws such as those governing intellectual property and privacy to the Internet and Internet advertising lends additional uncertainty to our business.

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

      . limit our ability to collect and use data from our members, which could prevent us from attracting and retaining advertisers;

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

      OUR STOCKHOLDERS COULD SUFFER SUBSTANTIAL DILUTION AS A RESULT OF OUTSTANDING PREFERRED STOCK, WARRANTS AND STOCK OPTIONS AND NEW ISSUANCES OF PREFERRED STOCK AND WARRANTS, AND OUR STOCK PRICE MAY DECLINE IF A LARGE NUMBER OF SHARES ARE SOLD OR THERE IS A PERCEPTION THAT SUCH SALES COULD OCCUR.

      As of March 1, 2004, we had a total of 175,822,331 shares of Series B and Series C Preferred Stock issued and outstanding. Under the terms and conditions of the Series B and Series C Preferred Stock, these shares are convertible into an equal number of shares of our common stock at the holder's option. In addition, as of March 1, 2004, we had outstanding warrants exercisable for 11,950,890 shares of our common stock and outstanding stock options exercisable for 7,806,481 shares of our common stock. As described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," we continue to issue additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Note (as defined in this Form 10-K). Our stockholders may suffer substantial additional dilution as a result of the issuance of additional shares of preferred stock and warrants. Furthermore, our stock price may decline as a result of sales of a large number of the shares of common stock issuable upon conversion or exercise of the preferred stock, warrants and/or stock options or the perception that such sales could occur.

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

      . the expiration, on November 12, 2003, of the covenant restriction by which Landmark had agreed it would not take action to cause us to become a privately-held company (such covenant was contained in an agreement among certain of our stockholders and Landmark;

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

      . announcements of material events related to outstanding loans to us; and

      .     volatility in the equity markets.

      The market prices of the securities of Internet-related and technology companies are more volatile and subject to wider fluctuations that may bear little relation to actual operating performance of these companies. Also, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Any securities class action litigation involving us likely would result in substantial costs and a diversion of senior management's attention and resources, and likely would harm our stock price.

ITEM 2.  PROPERTIES

      Our executive and operating offices are currently located in Chicago, Illinois, in a 48,373 square foot leased facility. We occupy 32,226 square feet, have sublet 12,173 square feet, and are attempting to sublet the remaining unoccupied space. The lease expires in 2010. We also lease 3,251 square feet of office space in San Francisco, California, pursuant to a lease that expires on July 31, 2005. In 2003, due to low utilization, we terminated our lease agreement for 3,078 square feet of office space in New York City, New York.


ITEM 3.  LEGAL PROCEEDINGS

      On October 21, 1998, we instituted a lawsuit in the U.S. District Court for the Northern District of Illinois (the "Northern District") against Catalina Marketing International, Inc. ("Catalina Marketing"), and its affiliate Supermarkets Online, Inc., for infringement of our '648 Patent, seeking unspecified damages and a permanent injunction against further infringement. The defendants filed counterclaims alleging invalidity of our '648 Patent and sought unspecified damages and injunctive relief. In addition, on February 18, 2000, Catalina Marketing filed a request for re-examination of our '648 Patent with the United States Patent and Trademark Office, which request was granted on May 2, 2000. On February 21, 2003, we settled this lawsuit and agreed to pay Catalina Marketing $350. The settlement dismissed all claims and counterclaims of the parties, including claims for attorneys' fees and expenses, with prejudice. Our payment obligations under this settlement were shared with a third party, resulting in a net expense to us of $150. We recorded this net expense as a charge to general and administrative expense in 2002.

      On November 15, 1999, Catalina Marketing filed a separate lawsuit against us in the United States District Court for the Middle District of Florida. The complaint alleged that our systems and methods infringed Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"), and sought to enjoin us from further infringing its '041 patent. The case was transferred to the Northern District which ruled that we did not infringe the '041 patent. On May 8, 2002, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the Northern District. The case was remanded to the Northern District for further proceedings to determine whether we have any liability for infringement of the '041 Patent. On June 25, 2003, the Northern District issued a claim construction ruling construing claim terms in dispute between the parties. Because Catalina agreed with us that, based on the Northern District's construction of several claim terms of the '041 Patent, Catalina Marketing could not establish infringement of the '041 Patent by us, on July 10, 2003 the parties asked the Northern District to enter a final judgment of non-infringement in favor of us. On September 4, 2003, Catalina Marketing appealed the final judgment of the Northern District's Circuit; that appeal is currently pending. An unfavorable outcome for us is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

      On February 12, 2000, Supermarkets Online, Inc. ("Supermarkets Online"), an affiliate of Catalina Marketing, filed a lawsuit against us in the United States District Court for the Central District of California. The complaint alleges that our systems and methods infringe Supermarket Online's United States Patent No. 6,014,634 (the "'634 Patent"), and seeks unspecified damages and injunctive relief. We have filed with the Patent and Trademark Office a request for re-examination of the '634 Patent, which request for re-examination was granted in March 2001. The lawsuit is currently stayed, except that fact discovery is permitted. This stay may be lifted at any time, before or after the Patent and Trademark Office issues its opinion. An unfavorable outcome for us in regards to the litigation is considered neither probable nor remote by management at this time, and an estimate of possible loss or range of possible losses currently cannot be made.

      The two foregoing pending lawsuits, with Catalina Marketing and Supermarkets Online, while pending for at least three years, are nevertheless in the pre-trial discovery stage and may not be resolved favorably to us. For example, we may be required to alter or stop selling our services, or to pay costs and legal fees or other damages in connection with these cases and the various counterclaims that have been asserted against us, and our patents or future patents may be found invalid or unenforceable. Furthermore, additional counterclaims, separate lawsuits or other proceedings may be brought against us to invalidate our patents or force us to change our services or business methods.

      In October 2002, we received a demand for arbitration from Coupco, Inc. ("Coupco") relating to a dispute over our obligation to pay royalties under a Patent License Agreement with Coupco which was executed on April 16, 2000 (the "Patent License Agreement"). On July 29, 2003, we entered into a Restated Patent License Agreement with Coupco which resolved the dispute under similar terms as the Patent License Agreement.

      On August 23, 1999, we instituted a lawsuit in the Northern District against Brightstreet.com, Inc. ("Brightstreet") for infringement of our '648 Patent, seeking unspecified damages and a permanent injunction against further infringement. Brightstreet filed counterclaims alleging invalidity and unenforceability of our patent and seeking unspecified damages and injunctive relief. The parties agreed to a settlement of the lawsuit in open court on October 29, 2001. Subsequently, Brightstreet objected to the report and recommendation of the court that the written settlement agreement we presented most accurately reflected the agreement reached by the parties. On July 8, 2002, the Northern District fully adopted the report and recommendation of the Magistrate Judge, concurring with our belief that the litigation had been settled, denied Brightstreet's objections to the report and recommendation, adopted the written settlement agreement we presented, and dismissed the case with prejudice. On
August 9, 2002, Brightstreet appealed the ruling of the Northern District. On May 15, 2003, the Federal Circuit affirmed the Northern District's decision that the litigation had been settled and dismissed the case with prejudice.

      In March 2003, a customer claimed that we failed to deliver certain services pursuant to the terms of a 2002 agreement with the customer. We believe the services were delivered in accordance with the terms of the agreement. In January 2004, we reached final agreement with the customer to resolve this matter. The agreement involves our delivery of certain additional services at no charge, and our receipt from the customer of a complete release from any future actions related to this matter. We recorded an expense of $184 and $70 in 2003 and 2002, respectively, in general and administrative expenses to reflect the cost of these services. Revenue will be recorded in the period the services are delivered.

      In February 2003, we received notice of entry of an order by the United States Bankruptcy Court of the Northern District of California, Division 3 approving a Settlement Agreement and Mutual Release with Netcentives, Inc. (the "Settlement"). Pursuant to the Settlement, we recorded a gain of $256, which was recorded in our financial statements as a reduction of cost of revenues in 2002. In addition, the Settlement released us from any past or future obligation of payments to Netcentives, Inc. We had recorded a charge of $321 for unpaid service fees to Netcentives, Inc. in 2001. This charge was reversed against cost of revenues in 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of 2003.



                                 PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

MARKET INFORMATION.

      Our common stock is traded on the OTC Bulletin Board under the symbol "CSAV.OB." The following table presents the per share high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board.

                                                      High       Low
                                                      -----     -----

Fiscal Year Ended December 31, 2003
  First Quarter 2003. . . . . . . . . . . . . . .     $0.25     $0.09
  Second Quarter 2003 . . . . . . . . . . . . . .      1.15      0.21
  Third Quarter 2003. . . . . . . . . . . . . . .      0.90      0.56
  Fourth Quarter 2003 . . . . . . . . . . . . . .      0.90      0.51

Fiscal Year Ended December 31, 2002
  First Quarter 2002. . . . . . . . . . . . . . .     $0.17     $0.08
  Second Quarter 2002 . . . . . . . . . . . . . .      0.14      0.05
  Third Quarter 2002. . . . . . . . . . . . . . .      0.12      0.03
  Fourth Quarter 2002 . . . . . . . . . . . . . .      0.14      0.06

      On March 1, 2004, the closing sales price of our common stock was $0.65, and our common stock was held by approximately 1,800 holders of record.

      We have never declared nor paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development and operation of our business. Accordingly, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

      The holders of the Series B Preferred Stock are entitled to receive 8% per annum "in-kind" stock dividends. As of December 31, 2003, 3,192,594 shares of Series B Preferred Stock were issuable with respect to accrued, but not declared, dividends. Dividends are declared quarterly on January 1, April 1, July 1, and October 1.


RECENT SALES OF UNREGISTERED SECURITIES

      In April 2003, we issued 7,976 shares of common stock to one former employee who exercised his stock options, at an exercise price of $0.20 per share, prior to our filing of a registration statement on Form S-8 covering shares issuable under our stock option plan. We issued these shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as a transaction not involving a public offering.


RECENT PURCHASES OF OUR EQUITY SECURITIES

      We did not purchase any of our equity securities during the fourth quarter of 2003.

ITEM 6.  SELECTED FINANCIAL DATA

      The statement of operations data set forth below for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 have been derived from audited financial statements included elsewhere within this annual report. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from audited financial statements that do not appear in this report.

      You should read the selected financial data set forth below along with the financial statements and related notes and "Management's
Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.



                                                                  Year Ended December 31,
                                    ----------------------------------------------------------------------
                                          2003          2002           2001          2000          1999
                                       ----------    ----------     ----------    ----------    ----------
                                                (in thousands, except share and per share data)
Statement of Operations Data:
  Net revenues. . . . . . . . . . .     $  32,392     $  26,360     $   22,173    $   39,866    $   12,916
  Cost of revenues. . . . . . . . .         2,654         3,030          5,739         7,172         1,851
                                       ----------    ----------     ----------    ----------    ----------
  Gross profit. . . . . . . . . . .        29,738        23,330         16,434        32,694        11,065
                                       ----------    ----------     ----------    ----------    ----------
  Operating expenses:
    Sales and marketing . . . . . .        17,054        14,281         17,814        42,335        17,933
    Product development . . . . . .         3,033         4,002          6,092         8,353         4,574
    General and administrative. . .         7,962         8,846         18,184        21,384         5,691
    Lease exit costs. . . . . . . .           519         2,148          --            --            --
    Loss on asset impairment. . . .            81         1,233          --            --            --
                                       ----------    ----------     ----------    ----------    ----------
        Total operating expenses. .        28,649        30,510         42,090        72,072        28,198
                                       ----------    ----------     ----------    ----------    ----------

    Income (loss) from operations .         1,089        (7,180)       (25,656)      (39,378)      (17,133)
      Interest (expense) income,
        net . . . . . . . . . . . .          (434)       (1,107)          (583)          138           265
      Amortization of debt discount         --            --            (3,096)        --            --
      Other settlement expense. . .         --            --              (219)        --            --
      Extraordinary gain. . . . . .         --            --               327         --            --
                                       ----------    ----------     ----------    ----------    ----------
    Net income (loss) . . . . . . .     $     655     $  (8,287)    $  (29,227)   $  (39,240)   $  (16,868)

    Deemed dividend representing
      the beneficial conversion
      feature of Series A Preferred
      Stock . . . . . . . . . . . .         --            --             --          (19,868)        --

    Accretion of convertible
      redeemable Series B
      Preferred Stock to
      redemption value. . . . . . .         --            --            (1,318)        --            --

    Cumulative dividend on
      Series B Preferred Stock. . .        (1,926)         (909)          (113)        --            --
                                       ----------    ----------     ----------    ----------    ----------





                                                                  Year Ended December 31,
                                    ----------------------------------------------------------------------
                                          2003          2002           2001          2000          1999
                                       ----------    ----------     ----------    ----------    ----------
                                                                 (in thousands)
    Loss applicable to common
      stockholders. . . . . . . . .     $  (1,271)    $  (9,196)    $  (30,658)   $  (59,108)   $  (16,868)

    Loss per common share,
      basic and diluted . . . . . .     $   (0.03)    $   (0.24)    $    (0.78)   $    (1.63)   $    (0.57)

    Weighted average shares used
      to compute basic and diluted
      loss per common share . . . .     39,107,203    39,093,660     39,093,660    36,313,759   29,804,681

Balance Sheet Data:

  Cash and cash equivalents . . . .     $   7,347     $   4,867     $    5,144    $    7,041    $   17,489

  Working capital (deficit) . . . .           112        (1,299)       (10,761)       (1,623)       15,703

  Total assets. . . . . . . . . . .        15,061        14,005         17,964        29,510        29,590

  Long-term debt, including
    current portion . . . . . . . .         6,059         5,592         14,281         4,389           878

  Total convertible redeemable
    preferred stock . . . . . . . .        26,755        25,041         12,058         --            --

  Total stockholders' (deficit)
    equity. . . . . . . . . . . . .       (25,317)      (24,219)       (15,023)        9,743        19,120



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains statements that are not historical facts but may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "target," "forecast," "believe," "will", "expect", "anticipate," and similar expressions. These forward-looking statements include, without limitation, statements regarding our expectations of revenue growth, expense growth, and capital spending. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this annual report, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation, our ability to secure financing to meet our long-term capital needs, our ability to protect our patents, trademarks and proprietary rights, our successful introduction of new services and features, our ability to add new members, our ability to continue to attract, assimilate and retain highly skilled personnel, our ability to secure long-term contracts with our existing advertisers and attract new advertisers and our ability to compete successfully against current and future competitors. For a discussion of these and other risks, uncertainties and factors which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements, see "Item 1. Business - Risk Factors".

      We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws. You should not place undue reliance on such forward-looking statements.

OVERVIEW

      For the year ended December 31, 2003, and for the first time in our history, we recorded positive net income. In addition, the fourth quarter of 2003 represented our sixth consecutive quarter of positive cash flows from operations. We expect to generate sufficient cash flow from operations to meet our ongoing operating obligations for the foreseeable future, excluding any potential acquisitions that may require large cash outlays, or any accelerated payments under our obligations to Landmark that Landmark has the right to demand.

      We made important transitions during 2003. We moved from a cash flow driven approach of cost containment to a longer-term planning and developing approach whereby we are making investments in additional staff and product capabilities in our effort to continue the growth of the business. Although revenue grew 23% for the year, fourth quarter revenue was down 3% compared to the same quarter of 2002. Despite slower revenue growth in the fourth quarter, we believe that the positive cash flow over the last five quarters has given us the resources to address the pressing issues that currently challenge the growth and profitability of the business.

      During the fourth quarter of 2003, we added 10 new employees to develop new technology and business relationships to enable us to build a distribution network of other web properties for lead generation offers. We expect to have this network operational at the beginning of the second quarter in 2004. This and future efforts to network-enable our other products should help to substantially increase our consumer reach.

HOW WE GENERATE REVENUE

      ONLINE DIRECT MARKETING SERVICES REVENUE

      We generate substantially all of our revenues by providing online marketing services to our advertisers.

      We charge our advertisers on a variety of bases, the most common of which include:

      . the number of offers delivered to members, commonly sold on a cost per response basis (coupon prints, samples or trial offers requested);

      . the number of times members click on an incentive linking the member to the advertiser's web site (known as a click-through response);

      .     the number of emails delivered;

      .     cost per sale or revenue share; and

      .     promotion set-up fees.

      Our pricing depends upon a variety of factors including, without limitation, the degree of targeting, the duration of the advertising contract, and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and permit either party to terminate the contract upon 30 days' advance written notice. In 2003, our largest advertiser accounted for approximately 3.3% of our revenues and our top five advertisers together accounted for approximately 14.4% of our revenues.

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

      LICENSING REVENUE

      We have licensed portions of our intellectual property, including our issued patents, to third parties. Approximately 1% of our revenues were generated from royalties and license fees and other miscellaneous sources during the year ended December 31, 2003. We expect to generate substantially lower licensing revenue in 2004 (see Note 14 "Subsequent Events" in the Notes to the Financial Statements).

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

      LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT

      Lease exit costs and loss on asset impairment charges reflect costs associated with our determination that a significant portion of our leased office space was unnecessary for our future operations. During 2002 and 2003, we recorded lease exit costs representing the present value of estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. These estimates are revised as market conditions and future outlooks change, and as lease obligations are terminated.

      We also determined that the estimated undiscounted cash flows expected to be generated by the assets in the unnecessary, unoccupied office space were less than the net book value of the assets. Therefore, we recorded losses on asset impairment to write down the assets to their estimated fair value.

      Significant assumptions about the timing of a sale or inclusion of these assets in a future sublease were required in making the estimate of fair value for these assets. As provided under Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS")
No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we used discounted cash flow analysis to estimate fair values.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our significant accounting policies are more fully described in
Note 1 of our Notes to Financial Statements. The financial statements have been prepared in accordance with generally accepted accounting principles. However, certain of our accounting policies, which we refer to as our "critical accounting policies", are particularly important to the portrayal of our financial position and results of operations and require application of management's most difficult, subjective or complex judgments often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. Management bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances. Management considers the following to be our critical accounting policies:

      .     revenue recognition

      . estimation of sales credits and the allowance for doubtful accounts

      .     capitalization of web site development costs

      .     valuation of long-lived and intangible assets

      .     measurement of lease exit liability

      .     valuation of deferred tax assets

      .     valuation of stock-based compensation


REVENUE RECOGNITION

      We recognize revenue from the sale of products and services when a contract has been signed, the product or service has been provided, the fee is fixed and determinable and the collection of the resulting receivable is reasonably assured. We assess whether the fee is fixed and determinable based on contract terms for particular products and services. If the product or service being provided is derived from activity recorded on our web site, we are able to determine the quantity and value based on contract terms. If the product or service is exclusively dependent on tracking from a customer's web site, the revenue is recognized upon confirmation of the product or service delivered from the customer. Revenue subject to time-based contracts is recognized ratably over the duration of the contract. Deferred revenue represents amounts which have been prepaid under time based contracts. For contracts based on certain performance or delivery criteria, revenue is recognized in the month performance is delivered to the customer.


ESTIMATION OF SALES CREDITS AND THE ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Sales credits arise in the ordinary course of business. Adjustments to the actual billing may arise due to variances in the systems tracking devices between us and our customers. During 2003, we estimated this difference to be approximately 2.1% of sales and therefore have established a credit memo reserve as a reduction to the recorded revenue and receivables. The adequacy of this reserve is monitored and adjusted as customer trends and economic trends develop. The allowance for doubtful accounts is based on several factors including overall customer credit quality, historical write-off experience and specific account analysis that project the ultimate collectibility of the account. As such, these factors may change over time causing the reserve level to adjust accordingly.

      When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the income statement and the allowance for doubtful accounts is increased. When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.


CAPITALIZATION OF WEB SITE DEVELOPMENT COSTS

      The costs of developing and enhancing the functionality of our web site are capitalized and amortized over 24 months. Management performs periodic reviews of the expected continued use of web site functionality in future periods and the related development costs that are being or have been capitalized. Write-offs of current and previously capitalized costs and the related amortization are recognized in the period management decides there is no future need for the functionality. Any such write-off would have a negative impact on our earnings.


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

      The estimates of future cash flows involve considerable management judgment and are based upon assumptions about future operating performance.

The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, and economic conditions.


MEASUREMENT OF LEASE EXIT LIABILITY

      We continually assess our future leased office space requirements to determine whether currently leased office space is necessary for our future operations. We have recorded a liability representing the present value of the estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements on this space. Changes in our estimates of future leased office space requirements, the cost of subleasing the unnecessary space, or the future cash flows from subleasing the space result in an adjustment to the liability and an impact to our earnings.

      The estimates of future cash flows involve considerable management judgment and are based upon assumptions about future events. The actual cash flows could differ from management's estimates due to changes in business conditions and economic conditions.


VALUATION OF DEFERRED TAX ASSETS

      We assess the probability that we will realize the value of our deferred tax assets, which result from differences between the carrying amount of assets and liabilities and their respective tax bases and for tax carryforward items. Based on our history of net losses through 2002, we have offset the entire amount of net deferred tax assets with a valuation allowance due to the uncertainty regarding the realization of the assets.

VALUATION OF STOCK-BASED COMPENSATION

      The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. SFAS No. 123, "Accounting for Stock-Based Compensation," which was issued subsequent to APB No. 25 and amended by SFAS NO. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25.

      The Company has no immediate plans at this time to voluntarily change its accounting policy to the fair value based method; however, the Company continues to evaluate this alternative. In accordance with SFAS No. 148, the Company has been disclosing in the notes to its consolidated financial statements the impact on net income and earnings per share had the fair value based method been adopted. We used the Black-Scholes option pricing model to measure stock-based compensation expense under the fair value based method. The assumptions used in the Black-Scholes option pricing model include dividend yield, risk free rate of return, expected option term and expected volatility. If the fair value method had been adopted, net income (loss) for 2003, 2002, and 2001 would have been $1,397, $2,439, and $2,249 lower than reported and loss/earnings per share would have been approximately $.04, $.06 and $.06 per diluted share lower, respectively.


RECENT DEVELOPMENTS

BUSINESS ACQUISITION

      On February 6, 2004, the Company acquired certain assets related to the Targeted Marketing Services ("TMS") business line of Alliance Data Systems, Inc. ("ADS"). In addition, the Company contracted for certain data center services, and assumed a short term lease obligation and certain existing customer contracts and service obligations related to the operations of the TMS business line. Among the assets acquired were certain intangible property related to consumer package goods (CPG) contracts, retail relationships, patent rights, copyrights, trademarks and domain names and an information technology capability necessary to meet existing service obligations. The Company made a cash payment of $100 for the purchase of these assets and a cash payment of $93 for the data center services to be provided. The funds used for the purchase price were provided by the Company's existing working capital. In addition, in connection with the acquisition, the Company released ADS from its obligations under a license agreement with the Company under which the Company recorded revenue of $273 in 2003.


INVESTMENT BY LANDMARK IN COOLSAVINGS, INC.

      The holders of the Series B Preferred Stock are entitled to receive 8% per annum "in-kind" stock dividends, pursuant to the Securities Purchase Agreement. In 2003, dividends in the amount of 11,029,635 shares of Series B Preferred Stock were declared "in-kind" on the outstanding shares of Series B Preferred Stock. In addition, 3,192,594 shares of Series B Preferred Stock were accrued as "in-kind" dividends as of December 31, 2003. The Series B Preferred Stock is redeemable at its stated value of $0.1554 per share plus accrued but unpaid dividends at Landmark's option at any time. The Series B Preferred Stock also is convertible into common stock at Landmark's option at any time. As of December 31, 2003, Landmark held 159,629,737 shares of Series B Preferred Stock (and rights with respect to accrued dividends thereon) convertible into 159,629,737 shares of our common stock. Warrants to purchase 11,711,456 shares of our common stock were held by Landmark as of December 31, 2003.

LEGAL PROCEEDINGS

      See "Item 3.  Legal Proceedings."

      RESULTS OF OPERATIONS

      The following table presents statements of operations data as a percentage of net revenue.

                                     For the Year Ended December 31,
                                   ----------------------------------
                                      2003         2002        2001
                                    --------     --------    --------
Net revenues. . . . . . . . . . .     100.0%       100.0%      100.0%
Cost of revenues. . . . . . . . .       8.2%        11.5%       25.9%
                                    --------     --------    --------
Gross profit. . . . . . . . . . .      91.8%        88.5%       74.1%
                                    --------     --------    --------

Operating expenses:
  Sales and marketing . . . . . .      52.6%        54.2%       80.3%
  Product development . . . . . .       9.4%        15.2%       27.5%
  General and administrative. . .      24.6%        33.5%       82.0%
  Lease exit costs. . . . . . .         1.6%         8.1%       --
  Loss on asset impairment. . . .       0.2%         4.7%       --
                                    --------     --------    --------
Total operating expenses. . . . .      88.4%       115.7%      189.8%
                                    --------     --------    --------

Income (loss) from operations . .       3.4%       (27.2%)    (115.7%)

Other income (expense):
  Interest and other income . .         0.1%         0.1%        1.2%
  Interest expense. . . . . . . .      (1.5%)       (4.3%)      (3.8%)
  Other settlement expense. . . .       0.0%         0.0%       (1.0%)
  Amortization of debt discount .       0.0%         0.0%      (14.0%)
                                    --------     --------    --------
Total other income (expense). . .      (1.4%)       (4.2%)     (17.6%)
                                    --------     --------    --------
Income (loss) before income
  taxes and extraordinary gain. .       2.0%       (31.4%)    (133.3%)

Income taxes. . . . . . . . . . .      --           --          --
                                    --------    ---------    --------

Income (loss) before
  extraordinary gain. . . . . . .       2.0%       (31.4%)    (133.3%)

Extraordinary gain. . . . . . . .       0.0%         0.0%        1.5%
                                    --------    ---------    --------

Net income (loss) . . . . . . . .       2.0%       (31.4%)    (131.8%)

Accretion of convertible
  redeemable Series B
  Preferred Stock to
  redemption value. . . . . . . .      --           --          (6.0%)
Cumulative dividends on
  Series B Preferred Stock. . . .      (5.9%)       (3.5%)      (0.5%)
                                    --------    ---------   ---------

Loss applicable to common
  stockholders. . . . . . . . . .      (3.9%)      (34.9%)    (138.3%)
                                    ========    =========   =========

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      NET REVENUES

      Net revenues increased 23% to $32,392 in 2003 from $26,360 in 2002. The increase was attributable to an increase in our spending on online advertising, along with the addition of more well-known brands making compelling offers as advertisers, and our ability to better apply our data analytics to more effectively target these offers. These factors drove an increase in the number of new member registrations and an increase in the number of revenue producing actions initiated by our members. We currently expect that our revenues will grow by approximately 20% in 2004, reflecting anticipated growth associated with the launch of our distribution network for lead generation offers, scheduled for late first quarter of 2004.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues decreased by 12% to $2,654 in 2003 from $3,030 in 2002. Gross profit increased as a percentage of net revenues to 92% in 2003 from 89% in 2002. The increase in gross profit reflects a $952 decrease in amortization and depreciation expense in 2003 as compared to 2002 caused by a decrease in capital spending since mid-2001 and certain computer hardware and software assets being fully amortized as of December 31, 2002. Also, we experienced a $337 decrease in the costs of gift certificates used as member incentives. Partially offsetting these decreases was a gain of $581 in 2002 associated with a discontinued member incentive and loyalty program. Also, expenses associated with our direct mail advertising campaigns increased $191 from 2002 to 2003. We expect cost of revenues, as a percentage of net revenues, to increase during 2004, reflecting the costs associated with the development and launch of our distribution network for lead generation offers.

      OPERATING EXPENSES

      Sales and Marketing. Sales and marketing expenses increased to $17,054 in 2003, or 53% of net revenues, from $14,281, or 54% of net revenues, in 2002. The $2,773 increase was primarily due to a $1,301 increase in personnel and personnel-related costs, a $1,071 increase in online advertising, a $352 offline advertising credit received in 2002 as compared to no such credit in 2003, and an increase of $242 in expenditures for promotions and public relations. Partially offsetting these increases was a $193 decrease in expenses associated with a decrease in barter revenue. In addition, we received bonus online advertising at no expense to us in 2003. We estimate the fair value of this bonus media to be approximately $443. We may or may not receive bonus online advertising in the future. We expect sales and marketing costs, as a percentage of net revenues, to increase during 2004, reflecting higher marketing costs associated with acquiring new members.

      Product Development. Product development expenses decreased to $3,033 in 2003, or 9% of net revenues, from $4,002 in 2002, or 15% of net revenues. The $969 decrease was primarily due to a $857 decrease in the amortization of capitalized web site costs as compared to 2002. A significant portion of our capitalized web site costs are fully amortized. Also contributing to this decrease were $11 in write-offs of previously capitalized web site in 2003 as compared to $177 in 2002. We expect product development costs in 2004, as a percentage of net revenues, to be comparable with 2003.

      General and Administrative. General and administrative expenses decreased to $7,962 in 2003, or 25% of net revenues, from $8,846 in 2002, or 34% of net revenues. In 2003, we incurred $779 in depreciation and amortization expense as compared to $1,604 in 2002. Also in 2003, office rent decreased by $709, and we had no legal settlement costs in 2003 compared to $150 in such costs in 2002. We expect general and administrative expenses, as a percentage of net revenues, to decline substantially during 2004 due to lower legal fees associated with intellectual property matters, depreciation and amortization.

      Partially offsetting these decreases was $267 in settlement gains made with vendors in 2002 compared to no such gains in 2003, a $240 increase in personnel and personnel-related expenses, a $242 increase in legal fees, a $114 increase in expenses related to the resolution of a customer matter, and a $159 stock option expense in 2003 compared to no such expense in 2002.

      Lease Exit Costs. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $519 in 2003 and $2,148 in 2002, representing an adjustment to the estimated future lease obligations related to unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. The adjustment in 2003 was recorded to reflect changes in estimates in current and projected sublease market conditions.

      Loss on Asset Impairment. Following ongoing assessments of our future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, we recorded an operating expense of $81 in 2003 and $1,233 in 2002 to write down the assets to their estimated fair value.

OTHER INCOME (EXPENSES), NET

      Net Interest Expense. During 2003, we incurred net interest expense of $434 as compared to $1,107 in 2002. In 2002, we incurred interest expense of $668 on amounts funded to us by Landmark under an Amended and Restated Commercial Demand Note (the "Grid Note") in connection with a transaction with Landmark in 2001 (the "Landmark Transaction"). In December 2002, Landmark applied the principal and interest owed to it to the purchase price payable in connection with Landmark's exercise of a "Shortfall Purchase Option" to acquire 60,967,777 additional shares of Series B Preferred Stock. Accordingly, there was no interest expense related to the Grid Note in 2003.

      INCOME TAXES

      On November 12, 2001, our issuance of Series B Preferred Stock to Landmark triggered tax rules under Section 382 of the Internal Revenue Code, which limit our ability to offset taxable income earned subsequent to this date with our pre-November 12, 2001 net operating losses. As of the period ended December 31, 2003, we had cumulative tax net operating losses of $6,295. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset. Accordingly, there was no net provision for income taxes for the years ended December 31, 2003 and 2002.

      On July 1, 2003, Landmark's ownership percentage of our company exceeded 80%, creating an Affiliated Group as defined in Section 1504(a) of the Internal Revenue Code. As such, effective July 1, 2003, we entered into a Tax Allocation Agreement with Landmark whereby we will join with the affiliated group of corporations controlled by Landmark in filing a consolidated federal income tax return, and possibly combined returns for state tax purposes. Generally, the Tax Allocation Agreement provides that Landmark will pay all consolidated federal income taxes on behalf of the consolidated group that includes our company, and we will make payments to Landmark in an amount equal to the tax liability, if any, that we would have had if we were to file as a consolidated group separate and apart from Landmark.

      NON-CASH CHARGES - IMPACTING LOSS APPLICABLE TO COMMON STOCKHOLDERS

      During 2003, we incurred $1,926 in charges related to the accrual of in-kind dividends on the Series B Preferred Stock. During 2002, we incurred $909 in charges related to the accrual of in-kind dividends on the Series B Preferred Stock. The increase is due to dividends accruing during 2003 on the additional shares of Series B Preferred Stock that were issued to Landmark when Landmark exercised its "Shortfall Purchase Option" in December 2002 as further described below.


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

      NET REVENUES

      Net revenues increased 19% to $26,360 in 2002 from $22,173 in 2001. The revenue increase was primarily due to an increase in the number of new member registrations and an increase in the number of revenue producing actions initiated by our members. We believe the increase in new member registrations was driven primarily by a $944 increase in online advertising and media purchases. Partially offsetting this increase was a reduction in revenue recognized from barter transactions from $1,070 in 2001 to $193 in 2002.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues decreased by 47% to $3,030 in 2002 from $5,739 in 2001. Gross profit increased as a percentage of net revenues to 89% in 2002 from 74% in 2001. The increase in gross profit was partially due to the costs eliminated when we discontinued a member incentive and loyalty program, CoolSavings Rewards, in 2001 and a gain of $257 and the reversal of a $321 expense accrual as a result of the Settlement. Additionally, the increase in gross profit reflected the realization of personnel and personnel-related cost reductions that occurred during fiscal year 2001, and a reduction in the costs of gift certificates used as member incentives.

      OPERATING EXPENSES

      Sales and Marketing. Sales and marketing expenses decreased to $14,281 in 2002, or 54% of net revenues, from $17,814, or 80% of net revenues, in 2001. The $3,533 decrease was primarily due to the realization of $3,690 in personnel and personnel-related cost reductions that occurred during fiscal year 2001. The decrease was also due to lower expenses associated with a decrease in barter transactions of $877. These decreases were partially offset by a $944 increase in spending on advertising to attract new members and a $90 increase in other operating expenses.

      Product Development. Product development expenses decreased to $4,002 in 2002, or 15% of net revenues, from $6,092 in 2001, or 27% of net revenues. The $2,090 decrease was primarily due to reduced spending on outside consulting for our web site development efforts of $1,160 and the realization of $1,120 in 2002 in personnel and personnel-related cost reductions that occurred during fiscal year 2001, partially offset by a $190 increase in other product development costs.

      General and Administrative. General and administrative expenses decreased to $8,846 in 2002, or 34% of net revenues, from $18,184 in 2001, or 82% of net revenues. The $9,338 decrease was primarily due to a $3,747 charge recorded in 2001 related to the forgiveness of certain loans and interest owed by related parties, a reduction in bad debt expense by $2,105, a $990 severance charge recorded in 2001 related to the termination of an executive, and a $1,097 decrease in office lease, maintenance, and supplies expense. In addition, there were decreases of $749 related to Landmark Transaction costs incurred in 2001, the realization in 2002 of $625 in personnel and personnel-related cost reductions that occurred during fiscal year 2001, a reduction of $463 in legal fees, a charge of $541 related to the loss on fixed assets in 2001, lower depreciation on furniture and equipment of $354 and lower other general and administrative expenses. Partially offsetting these decreases was a $1,480 decrease in gains recorded from accounts payable settlements in 2002 compared to 2001.

      Lease Exit Costs. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded a lease exit cost expense of $2,148 in 2002, compared to $0 in 2001, representing the estimated future lease obligations related to unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.

      Loss on Asset Impairment. In August 2002, following an ongoing assessment of our future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, we recorded an operating expense of $1,233 in 2002 to write down the assets to their estimated fair value. There was no similar expense in 2001.

      OTHER INCOME (EXPENSES), NET

      Net Interest Expense. During 2002, we incurred net interest expense of $1,107 as compared to $583 in 2001. The $524 increase was due to additional interest expense of $725 in 2002 related to proceeds of loans to us by Landmark in June and July of 2001 (the "Senior Secured Loan") and the Grid Note. Additionally, interest income decreased by $209 due to a lower average cash balance in 2002 as compared to 2001. Partially offsetting these increases was a reduction by $379 of interest expense incurred in 2002 on short-term debt.

      Amortization of Debt Discount. During 2001, we were in default of the debt covenants related to the Senior Secured Loan. Therefore, the debt discount of $3,017 was immediately amortized to reflect the debt at its callable value. Additionally, we recorded $79 in amortization expense related to the debt discount on our convertible subordinated promissory notes which were exchanged for 13,000,000 shares of Series C Preferred Stock in conjunction with, and as a condition to, the closing of the Landmark Transaction.

      Other Expense Settlement. In 2001, we accepted a mediation award in connection with a non-operating business related lawsuit pursuant to which we paid the plaintiff the sum of $219.

      INCOME TAXES

      On November 12, 2001, our issuance of Series B Preferred Stock to Landmark triggered tax rules under Section 382 of the Internal Revenue Code, which limit our ability to offset taxable income earned subsequent to this date with our pre-November 12, 2001 net operating losses. As of the period ended December 31, 2002, we had cumulative tax net operating losses of $8,035. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset. Accordingly, there was no provision for income taxes for the years ended December 31, 2002 and 2001.

      EXTRAORDINARY GAIN

      In March 2001, we received proceeds from the sale of the Director Notes and warrants in the amount of $2,100. Contemporaneously with the Landmark Transaction, Director Notes and warrants of $2,100 of face value plus accrued interest of $177 were converted to Series C Preferred Stock. The fair market value of the Series C Preferred Stock was determined to be $1,950 resulting in an extraordinary gain of $327 to the Company for early extinguishment of debt.

      NON-CASH CHARGES - IMPACTING LOSS APPLICABLE TO COMMON STOCKHOLDERS

      During 2002, we incurred $909 in charges related to the accrual of in-kind dividends on the Series B Preferred Stock. During 2001, we incurred $1,318 in charges related to the accretion of Series B Preferred Stock to its redemption value, and $113 related to the accrual of the in-kind dividends on the Series B Preferred Stock.


LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, we had approximately $7,347 in cash and cash equivalents.

      Our independent auditors have issued their report on our financial statements for 2003 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to our ability to continue as a going concern. If Landmark elects to exercise some or all of its rights to accelerate payment under our obligations to Landmark, our ability to operate our business would be jeopardized.

      We expect our current liquidity position to meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions that may acquire large cash outlays, or any accelerated payments that Landmark may require, for the foreseeable future. However, if cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital or issue additional debt. If we raise additional funds through the issuance of equity or equity-linked securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it, or if available, may not be on terms favorable to us or to our stockholders. If financing is not available when needed or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

      Net cash provided by operating activities was $3,440 in 2003 and net cash used in operating activities was $1,813 in 2002. The increase in net cash provided by operating activities in 2003 resulted mainly from increased revenues, improved cash collections, ongoing control of cash outlays, and the return of restricted certificates of deposit of $231 associated with the collateral on our Letters of Credit. The restrictions on these certificates of deposit were lifted on January 1, 2003. In 2002, net cash used in operating activities resulted primarily from our net loss, together with the increase in accounts receivable and the decrease in accounts payable.

      Net cash used in investing activities was $974 in 2003 and $772 in 2002. In both periods, net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our web site. We expect to invest approximately $1,700 during 2004 in development of our web site and computer hardware and software to maintain our operations.

      Net cash provided from financing activities was $14 in 2003 and $2,308 in 2002. Net cash provided from financing activities in 2003 was attributable to the exercise of employee stock options. Net cash provided from financing activities in 2002 was attributable to the net proceeds from the issuance to Landmark of 17,825,212 shares of our Series B Preferred Stock for an aggregate purchase price of $2,770, and $1,500 of loans advanced by Landmark under the Grid Note, offset by debt repayments in the amount of $1,962. We invested these proceeds in cash equivalents with maturities not exceeding 90 days. We intend to continue investing our excess cash in various short-term securities until used.

      Since our inception, we have financed our operations primarily through the sale of equity and debt securities (and other borrowings from Landmark). In May 2000, we completed an initial public offering of 3.3 million shares of our common stock, resulting in net proceeds to us of approximately $19,625. In March 2001, we received proceeds from the issuance of our convertible subordinated promissory notes and warrants in the amount of $2,100. In June and July 2001, we received proceeds of $5,000 under the Senior Secured Loan. The Senior Secured Loan is payable on June 30, 2006 and bore interest at 12.0% per annum until November 12, 2001, at which time the interest rate was reduced to 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness, merge or consolidate with any other company, make acquisitions of substantially all the assets of any other company, and take other actions without the consent of Landmark. At December 31, 2003, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the loan including accrued interest is immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including the paid-in-kind interest which has been compounded on the principal balance, totaling $6,141, as currently payable as of December 31, 2003.

      In connection with the Senior Secured Loan, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part immediately. The warrant contains a net exercise feature and was exercisable for 10.0 million shares of our common stock at an exercise price of $0.50 per share at December 31, 2003 (the exercise price automatically increases to $0.75 per share on July 30, 2005 if the Landmark Warrant has not previously been exercised). The number of shares exercisable under the Landmark Warrant automatically increases by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. As of March 1, 2004, Landmark held a warrant to purchase 11,950,890 shares of our common stock. Under APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," we assigned a $2,400 value to the Landmark Warrant and recorded it as additional paid-in-capital. The entire discount of $3,017 (including loan issuance costs of $617) from the Senior Secured Loan was amortized immediately to interest expense in 2001. This was due to our covenant violations, including our failure to achieve a prescribed amount of billings during 2001, our failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities, and our failure to maintain a minimum ratio of total indebtedness over tangible net worth. These covenant violations caused the entire loan to be immediately due and payable at the option of Landmark.

       In addition, through October 31, 2001, Landmark funded an additional $10,000 to us under the Grid Note, which amount plus accumulated interest was applied to the purchase price for 65,057,936 shares of Series B Preferred Stock on November 12, 2001. This stock purchase resulted in Landmark having voting control of our company. As a result of various events that occurred prior to December 31, 2002 ("Shortfall Events") Landmark made additional loans of $4,000 and $2,500 under the Grid Note on November 30, 2001 and December 24, 2001, respectively, in lieu of exercising its options that arose in connection with such Shortfall Events (each, a "Shortfall Purchase Option") to acquire additional shares of Series B Preferred Stock at a price of $0.1554 per share. In addition, the Grid Note reflected in 2001 a loan related to our obligation to reimburse Landmark's legal expenses incurred in connection with the Landmark Transaction.

       On February 28, 2002, Landmark loaned us an additional $1,500 under the Grid Note in connection with another Shortfall Event, bringing the outstanding principal balance under the Grid Note to $8,770. On
October 24, 2002, we received proceeds of $2,770 from the issuance to Landmark of 17,825,212 shares Series B Preferred Stock in connection with Landmark's exercise of an existing Shortfall Purchase Option. On
December 20, 2002, at our request, Landmark applied the $8,770 of principal and $704 of accrued interest then outstanding under the Grid Note (as described above) toward the purchase of 60,967,777 shares of Series B Preferred Stock (at the purchase price of $0.1554 per share) in connection with the exercise of additional existing Shortfall Purchase Options. The Series B Preferred Stock issued to Landmark is redeemable at Landmark's option at any time. As of March 1, 2004, Landmark held 162,822,331 shares of Series B Preferred Stock (and rights with respect to accrued dividends thereon). Landmark's ownership will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Note, respectively. Our business plans have not been modified to prepare for any exercise by Landmark of its rights to accelerate payment of obligations due to Landmark under the Senior Secured Note or to redeem the Series B Preferred Stock.

      Effective August 31, 2002, we entered into a Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On our behalf, Landmark has applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1,599 from Wachovia Bank to collateralize lease deposits on our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on such Letters of Credit; our obligations to Landmark under the Reimbursement Agreement are secured by a lien on all of our assets. If we fail to pay Landmark any amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest will accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. The aggregate amount of letters of credit required to collateralize lease deposits on our office facilities declined to $1,194 as of December 31, 2003, due to the termination of our lease in New York City, and scheduled reductions contained in our lease agreement for our Chicago, Illinois facility. We reimbursed Landmark $6 and $4 for fees related to the Landmark Letters of Credit in 2003 and 2002, respectively. The Landmark Letters of Credit expire in March and April of 2004. Landmark has applied to Wachovia for a renewal of such Letters of Credit and may, at its sole discretion, cancel such Letters of Credit on 90 days written notice to us. If the Landmark Letters of Credit so expire or are cancelled, we will need to enter into an alternate credit arrangement.

CONTRACTUAL OBLIGATIONS

      The following summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.
                                   Payment Due by Period
                         -------------------------------------------
                                     Less                     More
Contractual                         than 1     1-3     3-5    than 5
Obligations                 Total    year     years   years   years
-----------                -------  ------   ------  ------   ------
Long-Term Debt
 Obligations (1). . . . .    6,059   6,059     --      --       --
Capital Lease
 Obligations. . . . . . .     --      --       --      --       --
Operating Lease
 Obligations. . . . . . .    8,863   1,470    2,758   2,750    1,885
Purchase Obligations. . .     --      --       --      --       --
Other Long-Term
 Liabilities Reflected
 on the Registrant's
 Balance Sheet under
 GAAP . . . . . . . . . .       98      98     --      --       --
Other Long-Term
 Liabilities Not
 Reflected on the
 Registrant's Balance
 Sheet. . . . . . . . . .      979     394      585    --       --
                            ------  ------   ------  ------   ------
      Total . . . . . . .   15,999   8,021    3,343   2,750    1,885
                            ======  ======   ======  ======   ======

   (1) This obligation relates to the Landmark Transaction. It is categorized as currently due as a result of our defaults under the Senior Secured Loan and the Amended and Restated Loan and Security agreement as described above.


RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a material impact on our financial position or results of operations.

       In January 2003, we adopted Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation did not have a material impact on our financial position or results of operations.

      During 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities"
(FIN 46). This new interpretation requires that companies consolidate a variable interest equity if the company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The Company adopted FIN 46 in January 2003, and it did not have an impact on the Company's financial statements.

      In July 2003, we adopted EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

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


FACTORS AFFECTING OPERATING RESULTS

      Our results of operations have varied widely in the past and we expect that they will continue to vary significantly in the future due to a number of factors, including those set forth in Item 1 of this report. You should carefully read the section titled "Business - Risk Factors" in
Item 1 of this report.

      During 2004, much of our efforts will be focused on improving consumer reach and member retention. We expect to successfully launch a distribution network for lead generation offers to improve consumer reach. We also plan to launch a new rewards program, which we expect will improve member retention and create network partnership opportunities with grocery stores and credit card issuers. We have also recently added sales resources to focus on key consumer package goods and pharmaceutical market consumers which we believe will improve member retention.

QUARTERLY FINANCIAL DATA

      The following are our unaudited quarterly results, for the years ended December 31, 2003 and December 31, 2002:

                                For the three months ended
                   ----------------------------------------------------
                     March 31,    June 30,  September 30,  December 31,
                       2003         2003         2003          2003
                    -----------  ----------- ------------- ------------
                    (in thousands, except share and per share data)

Net revenues. . . .  $    7,624   $    8,646   $    8,043   $     8,079
Gross profit. . . .       6,836        8,045        7,271         7,586
Operating
 expenses (a) . . .       7,692        7,861        7,161         5,935
Loss (income)
 from opera-
 tions (a). . . . .        (856)         184          110         1,651
Net (loss)
 income . . . . . .        (950)          73           21         1,511
(Loss) income
 applicable to
 common stock-
 holders (b). . . .      (1,418)        (403)        (465)        1,015
Weighted average
 shares outstand-
 ing (basic). . . .  39,093,660   39,101,022   39,101,636    39,132,073
Weighted average
 shares outstand-
 ing (diluted). . .  39,093,660   39,101,022   39,101,636   227,687,202
Basic earnings
 per share. . . . .  $    (0.04)  $    (0.01)  $    (0.01)  $      0.03
Diluted earnings
 per share (c). . .  $    (0.04)  $    (0.01)  $    (0.01)  $      0.01


                                For the three months ended
                   ----------------------------------------------------
                     March 31,    June 30,   September 30, December 31,
                       2002         2002         2002          2002
                    -----------  ----------- ------------- ------------
                    (in thousands, except share and per share data)

Net revenues. . . .  $    5,763   $    5,126   $    7,123   $     8,348
Gross profit. . . .       4,779        4,212        6,241         8,098
Operating
 expenses (d) . . .       7,053        5,620        9,999         7,838
(Loss) income
 from opera-
 tions (d). . . . .      (2,274)      (1,408)      (3,758)          260
Net loss. . . . . .      (2,545)      (1,696)      (4,044)           (2)
Loss applicable
 to common stock-
 holders (e). . . .      (2,749)      (1,905)      (4,257)         (285)
Weighted average
 shares out-
 standing . . . . .  39,093,660   39,093,660   39,093,660    39,093,660
Basic and
 diluted
 earnings
 per share. . . . .  $    (0.07)  $    (0.05)  $    (0.11)  $     (0.01)

      (a) Lease exit accretion expense of $26, $25, and $26 in the first, second, and third quarters, respectively, of 2003 is shown in Operating expenses, but was previously reported in Interest Expense.

      (b) Loss applicable to common stockholders includes $1,926 related to accrued cumulative dividend on the Series B Preferred Stock.

      (c) In the three months ended December 31, 2003, the calculation of diluted net loss per share includes shares of common stock issuable upon the exercise of employee stock options, Landmark warrants, and the conversion of preferred stocks, as the effect of such exercises would be dilutive. The following is a reconciliation of the diluted EPS calculation.

                                                          For the
                                                        Three Months
                                                           Ended
                                                        December 31,
                                                            2003
                                                        ------------
               Diluted numerator:
                 Net income . . . . . . . . . . . . .    $     1,511
               Less:  stock option compensation
                 (credit) . . . . . . . . . . . . . .           (202)
                                                        ------------
               Numerator for diluted earnings
                 per share. . . . . . . . . . . . . .    $     1,309
                                                        ============

               Diluted denominator:
                 Weighted average shares used in
                   the calculation of diluted
                   earnings per share . . . . . . . .    227,687,202

               Diluted earnings per share . . . . . .    $      0.01

      (d) Lease exit accretion expense of $11 and $24 in the third and fourth quarters, respectively, of 2002 is shown in Operating expenses, but was previously reported in Interest Expense. Income of $13 in the third quarter of 2002 is shown as a reduction to Operating expense, but was previously reported in Interest and Other Income.

      (e) Loss applicable to common stockholders includes $909 related to accrued cumulative dividend on the Series B Preferred Stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at December 31, 2003. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio are cash or cash equivalents, the related income would not be significantly impacted by increases or decreases in interest rates due to the short-term nature of our investment portfolio and we believe our portfolio is at fair value. If market rates were to increase immediately by 10 percent from levels on December 31, 2003, the fair value of our investment portfolio would not change by a material amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 10 percent from levels on December 31, 2003, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. As of December 31, 2003, we had only fixed rate debt.

      On April 5, 2002, Landmark acquired 10,889,636 shares of our common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, we entered into a call option agreement with Landmark, whereby we have the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. We do not have any right to call any other shares of our capital stock held by Landmark. We accounted for this call option as permanent equity and a contribution from Landmark under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. We ascribed a value of $1,200 to the option at issuance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                      INDEX TO FINANCIAL STATEMENTS






                                                                 Page
                                                                 ----


Report of Independent Auditors. . . . . . . . . . . . . . .        49


Financial Statements:

  Balance Sheets. . . . . . . . . . . . . . . . . . . . . .        50

  Statements of Operations. . . . . . . . . . . . . . . . .        53

  Statements of Changes in Convertible Redeemable
  Preferred Stock and Stockholders' (Deficit) Equity. . . .        55

  Statements of Cash Flows. . . . . . . . . . . . . . . . .        58

  Notes to Financial Statements . . . . . . . . . . . . . .        60




The supplementary financial data is provided under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Financial Data."

                     REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and
Stockholders of CoolSavings, Inc.:

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in convertible redeemable preferred stock and stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of CoolSavings, Inc. (the "Company") at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not been in compliance with certain terms and covenants of its debt agreements, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers LLP



Chicago, Illinois
February 20, 2004, except for
  paragraphs 3 and 4 of Note 14
  which are as of March 24, 2004

                            COOLSAVINGS, INC.
                             BALANCE SHEETS
             (in thousands, except share and per share data)



                                            December 31,  December 31,
                                                2003         2002
                                            ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . .    $     7,347   $     4,867
  Restricted certificates of deposit. . .          --              231
  Accounts receivable, net of allowance
    of $676 and $753 at December 31,
    2003 and December 31, 2002,
    respectively. . . . . . . . . . . . .          4,786         4,900
  Prepaid assets. . . . . . . . . . . . .            392           244
  Other assets, including amounts
    due from related parties of $0
    and $13 at December 31, 2003 and
    December 31, 2002, respectively . . .             27           360
                                             -----------   -----------
          Total current assets. . . . . .         12,552        10,602
                                             -----------   -----------

Property and equipment. . . . . . . . . .          9,112         9,051
Capitalized software costs. . . . . . . .          1,490         1,490
Capitalized web site costs. . . . . . . .          3,599         3,152
                                             -----------   -----------

          Total . . . . . . . . . . . . .         14,201        13,693

Less accumulated depreciation and
  amortization. . . . . . . . . . . . . .        (11,692)      (10,391)
                                             -----------   -----------

                                                   2,509         3,302
Intangible assets, patents and licenses,
  net of accumulated amortization
  of $500 and $399 at December 31, 2003
  and December 31, 2002, respectively . .          --              101
                                             -----------   -----------

Total assets. . . . . . . . . . . . . . .    $    15,061   $    14,005
                                             ===========   ===========

                            COOLSAVINGS, INC.
                       BALANCE SHEETS - CONTINUED
             (in thousands, except share and per share data)



                                            December 31,  December 31,
                                                2003         2002
                                            ------------  ------------
LIABILITIES
Current liabilities:
  Accounts payable, including amounts
    due to related parties of $0 and
    $55 at December 31, 2003 and
    December 31, 2002, respectively . . .    $     1,033   $     1,091
  Accrued marketing expense, including
    amounts due to related parties of
    $68 and $77 at December 31, 2003 and
    December 31, 2002, respectively . . .          1,402           989
  Accrued compensation. . . . . . . . . .          1,368         1,147
  Accrued interest due to related party .             82            76
  Accrued expenses, including amounts
    due to related parties of $962 and
    $1,066 at December 31, 2003 and
    December 31, 2002, respectively . . .          1,806         2,179
  Lease exit cost liability . . . . . . .            206           311
  Deferred revenue. . . . . . . . . . . .            484           516
  Senior secured note payable due to
    related party . . . . . . . . . . . .          6,059         5,592
                                             -----------   -----------
          Total current liabilities . . .         12,440        11,901
                                             -----------   -----------

Long-term liabilities:
  Deferred revenue. . . . . . . . . . . .            114           177
  Lease exit cost liability . . . . . . .          1,069         1,014
  Accrued expenses due to related parties          --               91
                                             -----------   -----------
          Total long-term liabilities . .          1,183         1,282
                                             -----------   -----------

Commitments and contingencies (Note 8)

Convertible redeemable cumulative
  Series B Preferred Stock, $0.001
  par value, 258,000,000 shares
  authorized,  and 159,629,737 and
  148,600,102 issued and outstanding at
  December 31, 2003 and December 31,
  2002, respectively (liquidation
  preference of $0.1554 per share at
  December 31, 2003 and December 31,
  2002) . . . . . . . . . . . . . . . . .         24,805        23,091

Convertible redeemable Series C
  Preferred Stock, $0.001 par value,
  13,000,000 shares authorized and
  13,000,000 shares issued and
  outstanding at December 31, 2003
  and December 31, 2002 (liquidation
  preference of $0.1665 per share at
  December 31, 2003 and December 31,
  2002) . . . . . . . . . . . . . . . . .          1,950         1,950

                            COOLSAVINGS, INC.
                       BALANCE SHEETS - CONTINUED
             (in thousands, except share and per share data)



                                            December 31,  December 31,
                                                2003         2002
                                            ------------  ------------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value per
    share, 379,000,000 shares authorized,
    39,169,270 and 39,093,660 shares
    issued and outstanding at December 31,
    2003 and December 31, 2002. . . . . .             39            39
Additional paid-in capital. . . . . . . .         71,855        73,608
Accumulated deficit . . . . . . . . . . .        (97,211)      (97,866)
                                             -----------   -----------
          Total stockholders' deficit . .        (25,317)      (24,219)
                                             -----------   -----------
          Total liabilities, convertible
            redeemable preferred stock
            and stockholders' deficit . .    $    15,061   $    14,005
                                             ===========   ===========












































 The accompanying notes are an integral part of the financial statements

                            COOLSAVINGS, INC.
                        STATEMENTS OF OPERATIONS
             (in thousands, except share and per share data)



                                  For the Year Ended December 31,
                               -------------------------------------
                                  2003          2002         2001
                                ----------   ----------   ----------
Revenue:
  e-marketing services. . . .   $  32,119    $   26,088   $   21,874
  License royalties . . . . .         273           272          299
                                ----------   ----------   ----------

Net revenues. . . . . . . . .      32,392        26,360       22,173
Cost of revenues. . . . . . .       2,654         3,030        5,739
                                ----------   ----------   ----------

Gross profit. . . . . . . . .      29,738        23,330       16,434
                                ----------   ----------   ----------

Operating expenses:
  Sales and marketing . . . .      17,054        14,281       17,814
  Product development . . . .       3,033         4,002        6,092
  General and administrative,
    inclusive of $3.7 million
    of expense related to
    forgiveness of notes
    receivable, including
    interest, for 2001. . . .       7,962         8,846       18,184
  Lease exit costs. . . . . .         519         2,148        --
  Loss on asset impairment. .          81         1,233        --
                                ----------   ----------   ----------
        Total operating
          expenses. . . . . .      28,649        30,510       42,090
                                ----------   ----------   ----------
Income (loss) from
  operations. . . . . . . . .       1,089        (7,180)     (25,656)

Other income (expense):
  Interest and other income .          40            38          258
  Interest expense. . . . . .        (474)       (1,145)        (841)
  Other settlement expense. .       --            --            (219)
  Amortization of debt
    discount. . . . . . . . .       --            --          (3,096)
                                ----------   ----------   ----------
        Total other
          income (expense). .        (434)       (1,107)      (3,898)
                                ----------   ----------   ----------
Income (loss) before income
  taxes and extraordinary
  gain. . . . . . . . . . . .         655        (8,287)     (29,554)

Income taxes. . . . . . . . .       --            --           --
                                ----------   ----------   ----------

Income (loss) before
  extraordinary gain. . . . .         655        (8,287)     (29,554)

Extraordinary gain
  (Note 3). . . . . . . . . .       --            --             327
                                ----------   ----------   ----------
        Net income (loss) . .         655        (8,287)     (29,227)

                            COOLSAVINGS, INC.
                  STATEMENTS OF OPERATIONS - CONTINUED
             (in thousands, except share and per share data)



                                  For the Year Ended December 31,
                               -------------------------------------
                                  2003          2002         2001
                                ----------   ----------   ----------

Accretion of convertible
  redeemable Series B
  Preferred Stock to
  redemption value. . . . . .       --            --          (1,318)
Cumulative dividends on
  Series B  Preferred Stock .      (1,926)         (909)        (113)
                                ----------   ----------   ----------
Loss applicable to common
  stockholders. . . . . . . .   $  (1,271)   $   (9,196)  $  (30,658)
                               ==========    ==========   ==========

Basic and diluted loss per
  share before extraordinary
  gain. . . . . . . . . . . .   $   (0.03)   $    (0.24)  $    (0.79)
Extraordinary gain. . . . . .       --            --            0.01
                                ----------   ----------   ----------

Basic and diluted net
  loss per share. . . . . . .   $   (0.03)   $    (0.24)  $    (0.78)
                               ==========    ==========   ==========

Weighted average shares
  used in the calculation
  of basic and diluted net
  loss per share. . . . . . .  39,107,203    39,093,660   39,093,660
                               ==========    ==========   ==========































The accompanying notes are an integral part of the financial statements.

                                               COOLSAVINGS, INC.
      STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
                             For the Years Ended December 31, 2003, 2002 and 2001
                                (in thousands, except share and per share data)

                                                                                      Stockholders'
                                                                                    (Deficit) Equity
                                                                           ---------------------------------
                                    Series B               Series C
                                    Redeemable             Redeemable
                                  Preferred Stock        Preferred Stock        Common Stock      Additional
                              ---------------------  ------------------------------------------    Paid-in
                                Shares      Amount    Shares       Amount    Shares      Amount    Capital
                              ----------- ---------  ----------  ---------  ---------- --------   ----------
Balances, December 31,
  2000. . . . . . . . . . . .      --      $   --        --      $   --     39,093,660  $73,659   $     (47)

Issuances of detachable
  warrants. . . . . . . . . .                                                                         2,762
Forgiveness of notes
  receivable. . . . . . . . .
Conversion from no par to
  $0.001 par common stock . .                                                           (73,620)     73,620
Issuance of Series B
  Preferred Stock, net
  of issuance costs of
  $1.3 million. . . . . . . . 65,057,936      8,790
Accretion of Series B
  Preferred to redemption
  value . . . . . . . . . . .                 1,318                                                  (1,318)
Cumulative dividend
  accrued on Series B
  Preferred Stock . . . . . .                                                                          (113)
Exchange of notes payable,
  accrued interest and
  warrants for Series C
  Preferred Stock . . . . . .                         13,000,000      1,950                            (387)
Net loss. . . . . . . . . . .
                              ----------- ---------  ----------   --------- ---------- --------   ---------

Balances, December 31,
  2001. . . . . . . . . . . .  65,057,936    10,108  13,000,000       1,950 39,093,660       39      74,517






                                               COOLSAVINGS, INC.
STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                             For the Years Ended December 31, 2003, 2002 and 2001
                                (in thousands, except share and per share data)


                                                                                      Stockholders'
                                                                                    (Deficit) Equity
                                                                          ----------------------------------
                                    Series B               Series C
                                    Redeemable             Redeemable
                                  Preferred Stock        Preferred Stock        Common Stock      Additional
                              ---------------------  ------------------------------------------    Paid-in
                                Shares      Amount    Shares       Amount    Shares      Amount    Capital
                              -----------  --------  ----------   --------  ----------  -------   ----------
Issuance of Series B
  Preferred Stock . . . . . .  17,825,212     2,770
Conversion of Grid Note
  to Series B Preferred
  Stock . . . . . . . . . . .  60,967,777     9,475
Cumulative dividend
  declared on Series B
  Preferred Stock . . . . . .   4,749,177       738
Cumulative dividend
  accrued on Series B
  Preferred Stock . . . . . .                                                                          (626)
Net loss. . . . . . . . . . .                                                                          (283)
                              ----------- ---------  ----------  ---------- -------------------   ---------
Balances, December 31,
  2002. . . . . . . . . . . . 148,600,102    23,091   13,000,000      1,950 39,093,660       39      73,608

Cumulative dividend
  declared on Series B
  Preferred Stock . . . . . .  11,029,635     1,714                                                  (1,430)
Cumulative dividend
  accrued on Series B
  Preferred Stock . . . . . .                                                                          (496)
Stock option expense. . . . .                                                                           159
Stock options exercised . . .                                                   75,610                   14
Net income. . . . . . . . . .
                              ----------- ---------  ----------  ---------- -------------------   ---------
Balances, December 31,
  2003. . . . . . . . . . . . 159,629,737  $ 24,805  13,000,000  $    1,950 39,169,270  $    39   $  71,855
                              =========== =========  ==========  ========== ===================   =========




                   The accompanying notes are an integral part of the financial statements.


                                               COOLSAVINGS, INC.
      STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
                             For the Years Ended December 31, 2002, 2001 and 2000
                                (in thousands, except share and per share data)
                                                                      Stockholders' (Deficit) Equity
                                                              ----------------------------------------------
                                                                                  Notes           Total
                                                                                Receivable     Stockholders'
                                                                Accumulated    From Related      (Deficit)
                                                                  Deficit        Parties          Equity
                                                                -----------    ------------    -------------
Balances, December 31, 2000 . . . . . . . . . . . . . . . . . .     (60,352)         (3,517)           9,743

Issuances of detachable warrants. . . . . . . . . . . . . . . .                                        2,762
Forgiveness of notes receivable . . . . . . . . . . . . . . . .                       3,517            3,517
Conversion from no par to $0.001 par common stock . . . . . . .                                        --
Issuance of Series B Preferred Stock, net of issuance
  costs of $1.3 million . . . . . . . . . . . . . . . . . . . .                                        --
Accretion of Series B Preferred to redemption value . . . . . .                                       (1,318)
Cumulative dividend accrued on Series B Preferred Stock . . . .                                         (113)
Exchange of notes payable, accrued interest and
  warrants for Series C Preferred Stock . . . . . . . . . . . .                                         (387)
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (29,227)                         (29,227)
                                                                -----------    ------------    -------------
Balances, December 31, 2001 . . . . . . . . . . . . . . . . . .     (89,579)          --             (15,023)

Issuance of Series B Preferred Stock. . . . . . . . . . . . . .                                        --
Conversion of Grid Note to Series B Preferred Stock . . . . . .                                        --
Cumulative dividend declared on Series B Preferred Stock. . . .                                         (626)
Cumulative dividend accrued on Series B Preferred Stock . . . .                                         (283)
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,287)                          (8,287)
                                                                ------------   ------------    -------------
Balances, December 31, 2002 . . . . . . . . . . . . . . . . . .     (97,866)          --             (24,219)

Cumulative dividend declared on Series B
  Preferred Stock . . . . . . . . . . . . . . . . . . . . . . .                                       (1,430)
Cumulative dividend accrued on Series B
  Preferred Stock . . . . . . . . . . . . . . . . . . . . . . .                                         (496)
Stock option expense. . . . . . . . . . . . . . . . . . . . . .                                          159
Stock options exercised . . . . . . . . . . . . . . . . . . . .                                           14
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .         655                              655
                                                                ------------   ------------    -------------
Balances, December 31, 2003 . . . . . . . . . . . . . . . . . . $   (97,211)   $      --       $     (25,317)
                                                                ===========    ============    =============

                   The accompanying notes are an integral part of the financial statements.

                            COOLSAVINGS, INC.
                         STATEMENTS OF CASH FLOWS
                             (in thousands)


                                     For the Year Ended December 31,
                                    --------------------------------
                                       2003        2002       2001
                                      --------   --------   --------
Cash flows used in operating
 activities:
  Net income (loss) . . . . . . . .   $   655    $ (8,287)  $(29,227)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
    Depreciation and amortization .     1,757       4,392      5,064
    Loss (gain) on disposal of
      property and equipment. . . .        16          (8)       120
    Write-off related to website
      project costs . . . . . . . .        11         177        781
    Write-off related to
      PeopleSoft asset. . . . . . .     --          --           150
    Write-off related to intangi-
      ble asset . . . . . . . . . .         4          38      --
    Forgiveness of notes
      receivable and interest
      from directors. . . . . . . .     --          --         3,666
    Provision for doubtful
      accounts. . . . . . . . . . .       965         623      2,432
    Amortization of debt discount .     --          --         3,096
    Interest payment in kind. . . .       474       1,143        379
    Extraordinary gain on
      exchange of debt for
      preferred stock . . . . . . .     --          --          (327)
    Landmark reimbursed trans-
      action costs (Note 7) . . . .     --             21        749
    Loss on asset impairment. . . .        81       1,233      --
    Stock option expense. . . . . .       159       --         --

Changes in assets and liabilities:
  Decrease (increase) in
   restricted certificates
   of deposit . . . . . . . . . . .       231       --          (204)
  (Increase) decrease in
   accounts receivable. . . . . . .      (851)     (1,913)     3,413
  Decrease (increase) in
   prepaid and other current
   assets . . . . . . . . . . . . .       185        (140)       645
  (Decrease) increase in
   accounts payable . . . . . . . .       (58)     (1,811)    (3,828)
  (Decrease) increase in
   deferred revenue . . . . . . . .       (95)        101       (560)
  (Decrease) increase in
   lease exit cost liability. . . .       (50)      1,325      --
  (Decrease) increase in
   accrued and other liabilities. .       (44)      1,293     (2,863)
                                   ----------  ---------- ----------
Net cash flows provided by
  (used in) operating activities. .     3,440      (1,813)   (16,514)
                                   ----------  ---------- ----------

                            COOLSAVINGS, INC.
                   STATEMENTS OF CASH FLOWS - CONTINUED
                             (in thousands)


                                     For the Year Ended December 31,
                                    --------------------------------
                                       2003        2002       2001
                                      --------   --------   --------
Cash flows used in investing
 activities:
  Purchases of property and
   equipment. . . . . . . . . . . .      (419)       (388)    (1,691)
  Sale of property and
   equipment. . . . . . . . . . . .         3          54         29
  Capitalized web site
   development costs. . . . . . . .      (558)       (438)    (1,579)
                                      --------   --------   --------
Net cash used in
  investing activities. . . . . . .      (974)       (772)    (3,241)
                                      --------   --------   --------

Cash flows from financing
 activities:
  Proceeds from short-term debt . .     --          --         1,552
  Repayment of debt obligations . .     --         (1,962)    (4,258)
  Advances on notes payable . . . .     --          1,500     23,879
  Proceeds from exercise of
    stock options . . . . . . . . .        14       --         --
  Proceeds from issuance of
    preferred stock . . . . . . . .     --          2,770      --
  Cash overdraft. . . . . . . . . .     --          --        (1,335)
  Financing costs . . . . . . . . .     --          --        (1,980)
                                      --------   --------   --------
Net cash provided by
 financing activities . . . . . . .        14       2,308     17,858
                                      --------   --------   --------

Net increase (decrease) in cash . .     2,480        (277)    (1,897)
Cash and cash equivalents,
  beginning of period . . . . . . .     4,867       5,144      7,041
                                      --------   --------   --------

Cash and cash equivalents,
  end of period . . . . . . . . . .   $ 7,347    $  4,867   $  5,144
                                     ========    ========   ========

Supplemental schedule of cash
 flow information:
   Cash paid for interest . . . . .     --             52        355

Noncash Investing and
 Financing Activity:
   Conversion of Grid Note to
    Series B Preferred Stock. . . .     --          9,475      8,790
   Conversion of notes and
    warrants to Series C
    Preferred Stock . . . . . . . .     --          --         1,950
   Accretion of Series B
    Preferred Stock . . . . . . . .     --          --         1,318








The accompanying notes are an integral part of the financial statements.

                            COOLSAVINGS, INC.
                      NOTES TO FINANCIAL STATEMENTS
             (in thousands, except share and per share data)


1.    DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES:

      a. THE COMPANY: CoolSavings, Inc. ("CoolSavings" or the "Company") is an online direct marketing and media company that provides smarter solutions to connect marketers to their target consumers by leveraging the Company's marketing network, analytic services and proprietary technology. Under the Company's established brand, advertisers can deliver, target and track a wide array of promotional programs, including printed and electronic coupons, personalized e-mails, rebates, samples, trial offers, sales notices, and gift certificates to promote sales of products or services in stores or online.

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

      b. PROFITABILITY UNCERTAIN AND LIQUIDITY CONSTRAINTS. The Company has achieved positive net income for the year ended December 31, 2003. In addition, the Company has achieved positive cash flow from operations and has funded the capital requirements of the current operations for the six most recent consecutive quarters. However, the Company is not in compliance with certain covenants of its loan agreement with Landmark. As a result, Landmark has the right to accelerate payment of obligations due to Landmark and require redemption of the Convertible Redeemable Cumulative Series B Preferred Stock at any time. The Company's ability to meet these obligations in the ordinary course of business is dependent upon management's ability to maintain profitable operations and obtain continuing financing from sources with acceptable terms and conditions. Business plans have not been modified to prepare for any exercise by Landmark of its rights.

      c. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds and certificates of deposit.

      d. CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the U.S. and are denominated in U.S. dollars. The Company had no customers that represented more than 10% of net revenues for the years ended December 31, 2003 and 2002. One customer represented 12.7% of net revenues for the year ended December 31, 2001.
The Company had five customers that together represented 14.4%, 16.0% and 26.2% of net revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The Company had no individual customers that represented more than 10% of outstanding receivables at December 31, 2003 or 2002. The Company had five customers that together represented 15.5% and 18.2% of the outstanding receivables at December 31, 2003 and 2002, respectively.

      e. FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

      f. PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Useful lives for computer hardware and software are 3 to 5 years, and are 5 to 7 years for furniture and fixtures. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in the determination of net income or loss. Maintenance and repair costs are expensed as incurred.

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

      i. REDEEMABLE PREFERRED STOCK: Preferred stock whose redemption is not within the control of the Company is classified outside of permanent equity within the financial statements. The Company's Series B Redeemable Convertible Preferred Stock is carried at its redemption value because Landmark may require the Company to redeem it at any time at Landmark's option. The accretion to redemption value is recorded as a dividend to the holders of the Series B Redeemable Convertible Preferred Stock and is charged against additional paid-in-capital, to the extent available, and then the accumulated deficit.

      The Company's Series C Preferred Stock is carried at its fair value at the time of issuance and is redeemable at CoolSavings' election at any time after the shares of Series B Preferred Stock have been redeemed or after the third anniversary of the date of issuance, if the holders of a majority of the shares of Series B Preferred Stock consent. The holders of the Series C Preferred Stock can deem certain change in control events to be liquidating events if the holders of the Series B Preferred Stock have deemed these events to be liquidating events. The Series C Preferred Stock is classified outside of permanent equity because these events are not considered to be within the Company's control. Because the Company does not deem the occurrence of a change in control to be probable as of December 31, 2003, the Series C Preferred Stock is not accreted to its liquidation value.

      j. REVENUE RECOGNITION: Revenue subject to time-based contracts is recognized ratably over the duration of the contract. Deferred revenue represents amounts which have been prepaid under time based contracts. For contracts based on certain performance or delivery criteria, revenue is recognized in the month performance is delivered to the customer.

      Barter revenue includes amounts recorded for barter transactions in which the Company exchanges promotion or direct marketing services for advertising. Pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-17 "Accounting for Advertising Barter Transactions," barter transactions have been valued based upon similar cash transactions which have occurred within six months prior to the date of the barter transaction. In the years ended December 31, 2003, 2002 and 2001, barter revenues and corresponding advertising costs were $0, $193 and $1,070, respectively.

      k. ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was $9,944, $8,488 and $8,508 during the years ended December 31, 2003, 2002 and 2001, respectively.

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

      m. CAPITALIZED SOFTWARE COSTS: The Company accounts for capitalized software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1
("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain costs including the cost of outside consultants. These costs are amortized using the straight-line method over three years, beginning when individual modules are placed into service. These costs were fully amortized as of December 31, 2002. The Company recognized $0, $406 and $497 in amortization expense for the years ended December 31, 2003, 2002 and 2001, respectively. No software development costs were capitalized in the years ended December 31, 2003, 2002 and 2001.

      n. CAPITALIZED WEB SITE DEVELOPMENT COSTS: Effective July 1, 2000, the Company adopted the standards of EITF Issue No. 00-2 "Accounting for Web Site Development Costs," which requires capitalization of certain web site development costs. The Company capitalized costs of $558, $438 and $1,579 related to web site development in the years ended December 31, 2003, 2002 and 2001, respectively. The Company recognized $577, $1,433 and $1,542 of amortization expense for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, the Company wrote off web site development costs with net book values of $11, $177 and $781 during 2003, 2002 and 2001, respectively.

      o. STOCK-BASED COMPENSATION: The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation" issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No.
25. See also Note 11 "Stockholders' (Deficit) Equity" for more information on the Company's stock-based compensation.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," to stock-based employee compensation.

                                       Years Ended December 31,
                                  ------------------------------------
                                      2003        2002         2001
                                   ----------  ----------   ----------
Net loss applicable to common
  stockholders, as reported . . .   $  (1,271)  $  (9,196)  $  (30,658)
Add:  Stock Option Compensation
  expense . . . . . . . . . . . .         159       --           --
Deduct: Stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects . . . . . . . . . .      (1,556)     (2,439)      (2,249)
                                   ----------  ----------   ----------
Pro forma net loss applicable to
  common stockholders . . . . . .   $  (2,668)  $ (11,635)  $  (32,907)
                                   ==========  ==========   ==========
Weighted average shares
  outstanding . . . . . . . . . .  39,107,203  39,093,660   39,093,660

Loss per share:
  Basic and diluted
    - as reported . . . . . . . .   $   (0.03)  $   (0.24)  $    (0.78)
  Basic and diluted
    - pro forma . . . . . . . . .   $   (0.07)  $   (0.30)  $    (0.84)


      These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, timing of additional grants of stock option awards and number of shares granted for future awards.

      The assumptions used for valuations of option grants calculated in accordance with SFAS 148 are as follows:

                                      2003        2002         2001
                                   ----------  ----------   ----------

Annualized dividend yield . . . .       0.00%        0.00%       0.00%
Risk-free rate of return. . . . .       3.10%        4.21%       4.49%
Expected option term (in years) .        5.00         5.00       5.00
Expected volatility . . . . . . .     261.10%      247.63%     231.37%


      p. BASIC AND DILUTED NET LOSS PER SHARE: The Company computes net loss per share in accordance with the provisions of SFAS 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of employee stock options (see Note 11) and warrants (See
Note 7b), and the conversion of shares of preferred stock (See Note 10), because the effect of such exercises would be anti-dilutive. Refer to
Note 12 -- Earnings Per Share for the reconciliation of the numerator and denominator of the basic and diluted EPS calculation.

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

      s.    RECENT PRONOUNCEMENTS:  In 2003, the Company adopted SFAS
No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 did not have a material impact on the Company's financial position or results of operations.

       In January 2003, the Company adopted Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation did not have a material impact on the Company's financial position or results of operations.

      During 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities"
(FIN 46). This new interpretation requires that companies consolidate a variable interest equity if the company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to FIN 46. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. The Company adopted FIN 46 in January 2003 and it did not have an impact on the Company's financial statements.

      In July 2003, the Company adopted EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The adoption of EITF 00-21 did not have a material impact on the Company's financial position or results of operations.

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


2.    LANDMARK TRANSACTION - RELATED PARTY

      Beginning in 2001, the Company entered into a series of transactions with Landmark (collectively, the "Landmark Transaction") whereby Landmark made loans to and an equity investment in the Company.

      SENIOR SECURED NOTE

      During 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note (the "Senior Secured Note"), which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Note and Senior Secured Loan are governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement"). In connection with the Senior Secured Loan, the Company issued Landmark a warrant (the "Landmark Warrant") to purchase shares of its common stock. The warrant was exercisable for 10.0 million shares of common stock at an exercise price of $0.50 per share at November 12, 2001. The exercise price of the warrant will automatically increase to $0.75 per share on July 30, 2005 if not previously exercised. The Senior Secured Loan bears interest at 8% per annum, which accrues quarterly and is payable "in-kind." The Company automatically issues to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan. As of December 31, 2003, the principal and interest owed under the Senior Secured Loan was $6,141. As of December 31, 2003, the Landmark Warrants were exercisable for 11,711,456 shares of the Company's common stock. The Senior Secured Note is secured by a lien on all of the Company's assets. Due to defaults under the Securities Purchase Agreement (defined below), Landmark may demand payment under the Senior Secured Loan at any time.

      The Amended and Restated Loan Agreement contains financial covenants and affirmative and negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of the note holder.

      GRID NOTE

      Under the terms of that certain Securities Purchase Agreement dated July 30, 2001 (the "Securities Purchase Agreement"), the Company agreed that if certain events occurred prior to December 31, 2002, defined therein as "Shortfall Events", Landmark would have the right to acquire additional shares of Series B Preferred Stock (defined below) at a price of $0.1554 per share (a "Shortfall Purchase Option"). Among other things, Shortfall Events would occur if the Company failed to maintain an excess of current assets over current liabilities at or above prescribed amounts. The number of shares Landmark could acquire upon the occurrence of a Shortfall Event was the quotient determined by dividing the "Shortfall Amount" (generally the cash needed by the Company in connection with a Shortfall Event) by $0.1554. Under a letter agreement dated November 12, 2001, the Company agreed that when Shortfall Events occurred, Landmark could elect to loan the Company the Shortfall Amount under the Amended and Restated Commercial Demand Grid Note dated September 25, 2001, as amended (the "Grid Note"), and Landmark could later elect to apply to the purchase price of the Shortfall Purchase Option that arose in connection with the Shortfall Events.

      As Shortfall Events occurred during 2001, Landmark loaned the Company an aggregate of $17,249 under the Grid Note. On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its rights to apply $10,000 of principal and $108 of accrued interest then outstanding under the Grid Note to the purchase of 65,057,936 shares of the Company's $0.001 par value Cumulative Preferred B Stock (the "Series B Preferred Stock") at a price per share of $0.1554. On January 29, 2002, Landmark loaned to the Company, under the Grid Note, an additional $21 related to transaction costs reimbursable to Landmark. On February 28, 2002, Landmark loaned the Company an additional $1,500 under the Grid Note, bringing the outstanding principal balance (including advances made in 2001) to $8,770. This balance included $8,000 related to Shortfall Events and $770 related to the Company's obligation to reimburse Landmark for legal fees related to the Landmark Transaction.

      On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note against the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share). As of December 31, 2003, the Grid Note had no outstanding principal or accrued interest. The Grid Note bears interest at eight percent (8%) per annum and may evidence up to $20,000 in advances.

      SALE OF SERIES B PREFERRED STOCK

      On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its rights to apply $10,000 of principal and $108 of accrued interest then outstanding under the Grid Note to the purchase of 65,057,936 shares of the Company's Series B Preferred Stock at a price per share of $0.1554.

      On October 24, 2002, in connection with one Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets over current liabilities at such date), Landmark exercised its related Shortfall Purchase Option to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 ($0.1554 per share) in connection with its exercise of additional existing Shortfall Purchase Options.

      On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of the principal and $705 of accrued interest then outstanding under the Grid Note against the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share) in connection with its exercise of additional existing Shortfall Purchase Options.

      The Series B Preferred Stock has certain conversion rights and has an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may at its option require the Company to redeem for cash all of the issued and outstanding Series B Preferred Stock at any time.

      As of December 31, 2003, Landmark holds 159,629,737 shares of
Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and holds a warrant to purchase 11,711,456 shares of the Company's common stock. Landmark's ownership in the Company will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and interest accruing on the Senior Secured Note, respectively.


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

      DIVIDENDS AND LIQUIDATION PREFERENCE

      Dividends accrue on the shares of Series B Preferred Stock at the rate of 8% per annum, payable quarterly in additional shares of Series B Preferred Stock. Dividends are cumulative and will continue to accrue whether or not declared. As of December 31, 2003, 3,192,594 shares of Series B Preferred Stock are issuable with respect to accrued, but not declared, dividends.

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

      Holders' Election. Due to default events under the Amended and Restated Loan Agreement, as of December 31, 2003 and 2002, the Series B Preferred Stock was redeemable in whole or in part at the holder's election at the stated value of $0.1554 per share plus accrued but unpaid dividends.

See Note 7 of these financial statements for a discussion of the default events.

      VOTING RIGHTS AND BOARD OF DIRECTORS

      Each share of Series B Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series B Preferred Stock and accrued dividends thereon is convertible, from time to time. The holders of the Series B Preferred Stock are entitled to vote together with holders of common stock at any meeting of the stockholders on any and all matters presented to the stockholders for consideration. In addition to their right to vote in the general election of members of the Company's Board on an as-converted basis, the holders of Series B Preferred Stock are entitled to designate and vote separately as a single class for the election of a majority of the Company's Board (and the number of seats elected exclusively by the Series B Preferred Stock shall be automatically increased to such greater number as may be proportionate to the Series B Preferred Stock's percentage ownership interest in the Company, calculated on an as-converted basis). The holders of Series B Preferred Stock also have special voting rights where the Company is prohibited from taking certain actions without the holders' consent, including but not limited to, amending its charter documents, entering into certain business transactions, authorizing or issuing securities (except in certain limited circumstances), entering into related party transactions, and hiring or terminating key executive officers.


SALE OF SERIES C PREFERRED STOCK

      As a condition to the consummation of the Landmark Transaction, on November 12, 2001 the Company issued to three individuals, two of whom are directors of the Company, 13,000,000 shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") in exchange for $2,100 of the Company's 8% Senior Subordinated Convertible Notes ("Director Notes"), due March 1, 2006, accrued interest, and warrants to purchase 1,050,000 shares of common stock which were previously issued to such individuals with the Director Notes.

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

3.    OTHER RELATED PARTY TRANSACTIONS:

      a. LEGAL SERVICES: One attorney with a law firm that provided services to the Company was a member of the Company's Board of Directors from September 2001 through July 2002. Several attorneys with this law firm also are holders of the Company's stock. Total fees for services were $0, $82 and $1,142, during the years ended December 31, 2003, 2002 and 2001, respectively. These fees are included in general and administrative expenses in 2003, 2002 and 2001, respectively, except a portion that had been capitalized as Landmark Transaction costs and later amortized to interest expense as a debt discount in 2001. Total fees payable were $0 and $8 at December 31, 2003 and 2002, respectively. An attorney related to our former Chairman of the Board and Chief Executive Officer provided services to the Company. Total fees for such services were $0, $0 and $162 during the years ended December 31, 2003, 2002 and 2001, respectively. These fees are included in general and administrative expenses in the Company's statements of operations. No fees were payable at December 31, 2003 or 2002.

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

      d. SEVERANCE AGREEMENT: On April 1, 2001, the Company entered into an employment agreement with Steven M. Golden, who was serving as the Company's Chairman and Chief Executive Officer. The employment agreement had a term of three years and provided for an annual base salary of $345 and the grant of an option to purchase 150,000 shares of the Company's common stock. At the time of the execution of the employment agreement, all of Mr. Golden's stock options previously issued and not vested were made immediately vested and exercisable. On July 30, 2001, the Company entered into a severance agreement with Mr. Golden which terminated Mr. Golden's employment agreement. The severance agreement provided for three years of severance pay in the amount of $345 per year and the continuation of certain benefits. The severance agreement further provided that all options held by Mr. Golden: (a) became immediately vested and fully exercisable; (b) were adjusted to have an exercise price of $0.50; and (c) were exercisable through the tenth anniversary of the grant of each such options. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." Compensation expense of $159 and $0 was recorded in 2003 and 2002 to reflect the intrinsic value of the modified options.

      e. EMPLOYMENT AGREEMENT: On July 30, 2001, the Company entered into an employment agreement with Matthew Moog, the Company's President and Chief Executive Officer. The employment agreement has a term of three years, provides for an annual base salary of $345, and provides for the grant of an option to purchase 750,000 shares of the Company's common stock. The employment agreement further provides that Mr. Moog would be granted options to purchase at least an additional 200,000 shares on each of the first and second anniversary of the agreement if he is still employed by the Company. In January of 2002, Mr. Moog was granted 328,571 stock options. These stock options were granted in lieu of the stock option grant for not less than 200,000 shares that was due to Mr. Moog on July 30, 2002, pursuant to terms of his employment agreement.
Additionally, the agreement provided for the immediate and full vesting on January 1, 2002 of the stock options for 250,000 shares of common stock that were originally issued on March 23, 2001. See Note 14 for a discussion of an amendment to this employment agreement in 2004.

      f. CONSULTING CONTRACT: From November 1, 2002 through April 30, 2003, the Company had engaged John Giuliani, a member of the Company's Board of Directors, in a marketing services consulting agreement. These fees are included in general and administrative expenses in the Company's statement of operations, and totaled $20 and $10 in 2003 and 2002, respectively. Total fees payable were $0 and $0 at December 31, 2003 and 2002, respectively.

      g. SERVICES PROVIDED: Landmark provides financial and payroll system support to the Company for a fixed monthly fee. The Company recorded general and administrative expenses for these services of $42, $41 and $0 in 2003, 2002 and 2001, respectively. In addition, the Company purchased online advertising services from weather.com, a division of The Weather Channel, Inc., a wholly owned subsidiary of Landmark, and recorded marketing expense of $626, $280 and $145 in 2003, 2002 and 2001, respectively, for these services.

      h. CALL OPTION AGREEMENT: In April 2002, Landmark acquired 10,889,636 shares of the Company's common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, the Company entered into a call option agreement with Landmark, whereby the Company has the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. The option can be exercised at any time after April 5, 2003 and prior to March 31, 2008. The Company accounted for this call option as permanent equity and a contribution from Landmark under EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company ascribed a value of $1,200 to the option at issuance.

      i. TAX ALLOCATION AGREEMENT: See Note 14 for a discussion of a Tax Allocation Agreement between Landmark and the Company, entered into in 2004.


4. PROPERTY AND EQUIPMENT: Property and equipment at December 31, 2003 and 2002, respectively, were comprised of the following:

                                                December 31,
                                           ----------------------
                                              2003        2002
                                            ---------   ---------
     Computer hardware/software . . . . .   $   6,823    $  6,646
     Furniture and fixtures . . . . . . .       1,589       1,637
     Leasehold improvements . . . . . . .         700         768
                                            ---------   ---------
     Total. . . . . . . . . . . . . . . .       9,112       9,051
     Less depreciation. . . . . . . . . .      (7,277)     (6,455)
                                            ---------   ---------
     Net property and equipment . . . . .   $   1,835    $  2,596
                                            =========   =========

      Depreciation expense recorded on property and equipment was $1,079, $2,303 and $2,820 in 2003, 2002 and 2001, respectively.


5. INTANGIBLE ASSETS. Intangible assets are comprised of various license agreements and patents that are recorded at cost. Intangible assets at December 31, 2003 and 2002, were comprised of the following:

                                                December 31,
                                           ----------------------
                                              2003        2002
                                            ---------   ---------
     Patents. . . . . . . . . . . . . . .   $     500    $    500
                                            ---------   ---------
     Total. . . . . . . . . . . . . . . .         500         500
     Less amortization. . . . . . . . . .        (500)       (399)
                                            ---------   ---------
     Net intangible assets. . . . . . . .   $   --       $    101
                                            =========   =========

      Amortization expense recorded on intangible assets was $101, $251 and $226 in 2003, 2002 and 2001, respectively. In 2002, the Company wrote off $176 in license agreements for licenses it no longer uses. The write off resulted in a loss on intangible assets of $38.

6.    IMPAIRMENT OF LONG-LIVED ASSETS AND COSTS ASSOCIATED WITH EXIT
ACTIVITIES

      During 2002, following an ongoing assessment of its future expected space requirements, the Company determined that a significant portion of its unoccupied leased office space and the assets associated with that office space were unnecessary for its future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value.

Therefore, the Company recorded an operating expense of $1,233 in 2002 to write down the assets to their estimated fair value. In addition, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company recorded an operating expense of $2,148 in 2002, representing the estimated future lease obligations related to the unoccupied office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.

      In 2003, the Company re-evaluated its future expected space requirements and determined that an additional portion of its leased office space and the assets associated with that space were unnecessary for its future operations. As a result of this re-evaluation, the Company recorded an additional operating expense of $81 in 2003 to write down the assets related to this office space to their estimated fair value. In addition, the Company recorded an operating expense of $519 in 2003, representing an adjustment to the estimated future lease obligations related to the office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.

      For the year ended December 31, 2003 and 2002, the lease exit costs were as follows:
                                                Twelve Month
                                                Period Ended
                                                December 31,
                                           ----------------------
                                              2003        2002
                                            ---------   ---------
     Lease obligation, net of estimated
       sub-lease income . . . . . . . . .   $     536    $  1,344
     Adjustment to accrued rent expense .       --           (132)
     Broker commissions and other
       miscellaneous costs. . . . . . . .         (17)        936
                                            ---------   ---------
     Lease exit costs . . . . . . . . . .   $     519    $  2,148
                                            =========   =========


      At December 31, 2003, the liability associated with lease exit costs consisted of the following:

                 Balance at   Subsequent                 Balance at
                December 31,   Accruals,                December 31,
                   2002          Net         Payments      2003
                ------------  -----------   ----------  ------------
Lease obliga-
 tions, net of
 estimated
 sub-lease
 income . . . .   $    1,090   $      536   $     (444)  $     1,182
Broker commis-
 sions and
 other trans-
 action costs .          235          (17)        (125)           93
                 -----------                            ------------

Subtotal. . . .        1,325                                   1,275

                 Balance at   Subsequent                 Balance at
                December 31,   Accruals,                December 31,
                   2002          Net         Payments      2003
                ------------  -----------   ----------  ------------

Less portion
 of liability
 classified
 as current . .         (311)                                   (206)
                 -----------                            ------------
Long-term
 lease exit
 liability. . .   $    1,014                             $     1,069
                 ===========                            ============

      Significant assumptions were required concerning the estimated fair value of the assets and estimates of sublease income. As provided under SFAS No. 144, the Company primarily used discounted cash flow analysis, together with other available information, to estimate fair values.


7.    LONG AND SHORT TERM DEBT:

      a.    BANK LINES OF CREDIT:

      During 2002, the Company had two separate credit facilities, both of which expired as of December 31, 2002. As of December 31, 2003, the Company had no credit facilities.

      Under a credit facility with American National Bank (the "ANB Facility") the Company had one term loan and one $3,000 revolving credit line. Both the term loan and the revolving credit line were payable in installments. At December 31, 2002, the Company had restricted certificates of deposit of $231 which related to letters of credit which were issued under the credit line, and which expired on December 31, 2002. The restrictions on the certificates of deposit were removed on January 1, 2003. Borrowings were collateralized by substantially all the assets of the Company.

      On June 15, 2001, the Company entered into a Forbearance and Reaffirmation Agreement with American National Bank, which was amended by a letter agreement dated July 27, 2001 ("ANB Forbearance Agreement"), wherein American National Bank agreed to forbear from accelerating borrowings under the ANB Facility for certain stated defaults. Among others, the Company was in default primarily because of failure to satisfy a $10,000 tangible capital requirement (defined as total assets less intangible assets plus subordinated debt), a debt to tangible capital ratio requirement and a current asset to current liability ratio requirement with which the Company was not in compliance. The forbearance was based on the continued compliance with the terms of the ANB Forbearance Agreement. The terms included an accelerated principal payment schedule with respect to the ANB Facility. This accelerated payment schedule provided an additional principal payment of $150 per month and for the payment of the entire indebtedness on or before December 31, 2002. The entire indebtedness was paid before December 31, 2002.

      Under a credit facility with Midwest Guaranty Bank (the "Midwest Facility"), the Company had a $1,000 equipment line of credit, which expired on December 31, 2002. Borrowings were collateralized by the specific equipment purchased and were payable in installments.

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

      b.    LANDMARK LOANS:

      In June 2001, Landmark loaned the Company a total of $650. Such loan was evidenced by a Loan and Security Agreement, as amended, dated June 14, 2001 (the "Landmark Bridge Loan"). The Landmark Bridge Loan provided for repayment on demand and the accrual of interest at a rate of 12% per annum and granted a second lien on substantially all of the Company's assets.
The Landmark Bridge Loan was ultimately funded up to $5,000 before it was cancelled on July 30, 2001 and replaced with the Senior Secured Loan, also dated July 30, 2001. The Senior Secured Loan currently carries a first lien on principally all of the Company's assets. Offering costs of $643 assigned to the debt were recorded in the transaction.

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

      At December 31, 2003, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. The following is a list of the significant defaults under the Senior Secured Loan, and therefore under the Grid Note and the Amended and Restated Loan and Security Agreement, as these notes are cross-collateralized:

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

Accordingly, the Company has reclassified the Senior Secured Loan, including the in-kind interest which has been compounded on the principal balance totaling $6,141, as currently payable as of December 31, 2003.

      In connection with the Senior Secured Loan, the Company issued the Landmark Warrants. The Landmark Warrants have a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The Landmark Warrants contain a net exercise feature and were exercisable for 10,000,000 million shares of the Company's common stock at an exercise price of $0.50 per share on November 12, 2001 (the exercise price automatically increases to $0.75 per share on July 30, 2005 if the Landmark Warrants have not previously been exercised). The Company automatically issues to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. Under APB 14, the Company assigned a $2,400 value to the Landmark Warrants and recorded it as additional paid-in-capital and debt discount. The debt discount of $3,017 resulting from the offering costs and warrant allocation from the Senior Secured Loan was amortized immediately to interest expense in 2001. This was due to covenant violations by the Company causing the entire loan to be immediately due and payable at the option of Landmark.

      During the second half of 2001, Landmark loaned to the Company under the Grid Note an aggregate of $17,249, of which $16,500 related to cash advances (in separate drawdowns, several of which were related to Shortfall Events that occurred under the Securities Purchase Agreement) and $749 related to transaction costs reimbursable to Landmark. The principal balance outstanding under the Grid Note bore interest at 8.0% per annum. The Grid Note including accrued interest was immediately due and payable at the option of Landmark. The Grid Note was cross-collateralized with the Senior Secured Loan and maintained the exact same covenants as the Senior Secured Loan. The entire $749 of offering costs reimbursable to Landmark was expensed in 2001 and was included as general and administrative expense.

      On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its right to apply $10,000 of principal and $108 of accrued interest then outstanding under the Grid Note to the purchase of 65,057,936 shares of Series B Preferred Stock (Note 10).

      On January 29, 2002, Landmark loaned to the Company, under the Grid Note, an additional $21 related to transaction costs reimbursable to Landmark. On February 28, 2002, Landmark loaned the Company an additional $1,500 under the Grid Note, in connection with another Shortfall Event, bringing the outstanding principal balance to $8,770. On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note to the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share). Consequently, there was no balance due under the Grid Note at the end of 2003 or 2002. The Grid Note bears interest at eight percent (8%) per annum and may evidence up to $20,000 in advances.


8.    COMMITMENTS AND CONTINGENCIES:

      a. LETTERS OF CREDIT: At December 31, 2001, the Company maintained five letters of credit totaling $1,747, net of a $231 restricted certificate of deposit to secure a line of credit. These letters of credit were required under the ANB Facility and collateralized the lease deposits for the Company's office facilities in Chicago, New York and San Francisco. All letters of credit expired as of December 31, 2002.

      On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank to collateralize lease deposits on the Company's office facilities (the "Landmark Letters of Credit"). The Company has replaced the letters of credit outstanding under the ANB Facility with the Landmark Letters of Credit. Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The Landmark Letters of Credit expire in March and April of 2003. Landmark has applied to Wachovia for a renewal of such Letters of Credit and may, in its sole discretion, cancel such Letters of Credit on ninety (90) days written notice to the Company. If the Landmark Letters of Credit so expire or are cancelled, the Company will need to enter into an alternate credit arrangement. The aggregate amount of letters of credit required to collateralize lease deposits on our office facilities declined to $1,194 as of December 31, 2003, due to the termination of our lease in New York City, and scheduled reductions contained in our lease agreement for our Chicago, Illinois facility.

      Effective January 1, 2003, the Company established the CoolSavings, Inc. Long Term Incentive Plan ("LTIP"). Employee participation in the LTIP is at the sole discretion of the Company's Board of Directors. LTIP participants are eligible to receive units which may increase in value if the Company achieves certain long term profitability objectives. After vesting, units which have increased in value since the date of grant can be redeemed with the Company for cash payments equal to their increase in value. The Company will record an expense during periods in which the value of the outstanding units increases. No expense was recorded during 2003 related to the LTIP.

      b. LITIGATION: During 2000, the Company settled several patent infringement suits. As a result of these settlements, the Company received certain royalty payments through 2003. On February 6, 2004, the Company acquired certain assets of the business with whom this settlement was reached (the "Seller"). In connection with the acquisition, the Company released the seller from its future obligations to pay the Company royalties. (See Note 14.)

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

      In 2002, the Company received a demand for arbitration from Coupco, Inc. ("Coupco") relating to a dispute over the Company's obligation to pay royalties under its Patent License Agreement with Coupco which was executed on April 6, 2000 ("the Patent License Agreement"). On July 29, 2003, the Company entered into a Restated Patent License Agreement with Coupco which resolved the dispute under similar terms as the Patent License Agreement.

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

      In 2003, the Company reached agreement (which was finalized in January 2004) with a customer to resolve a disagreement regarding the delivery of services. The agreement involves the delivery of additional services at no charge. The Company recorded an expense of $184 and $70 in 2003 and 2002, respectively, in general and administrative expenses to reflect the cost of these services. Revenue will be recorded in the period the services are delivered. The Company received a complete release from the customer against any future actions.

      c. LEASES: The Company leases equipment and its office premises under operating lease agreements. Rental expense under these agreements was $1,221, $1,961 and $2,405 during 2003, 2002 and 2001, respectively.

      At December 31, 2003, future minimum payments under noncancelable operating leases were as follows:

      For the years ended December 31:

                 2004 . . . . . . . . . . .     $ 1,470
                 2005 . . . . . . . . . . .       1,419
                 2006 . . . . . . . . . . .       1,339
                 2007 . . . . . . . . . . .       1,363
                 2008 . . . . . . . . . . .       1,387
                 and thereafter . . . . . .       1,885
                                                -------
                 Total. . . . . . . . . . .     $ 8,863
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

                                                     December 31,
                                                    2003       2002
                                                  --------   --------
Deferred tax assets:
  Net operating loss carryforward . . . . . . .   $  2,392   $  2,826
Amounts to adjust from accrual method to
  the cash method of accounting used for
  tax purposes. . . . . . . . . . . . . . . . .      --          (779)
Allowance for doubtful accounts . . . . . . . .        257        286
Deferred revenue. . . . . . . . . . . . . . . .        184        196
Deferred compensation . . . . . . . . . . . . .      --         --
Property and equipment. . . . . . . . . . . . .        386        255
Capitalized software. . . . . . . . . . . . . .       (256)      (267)
Debt discount . . . . . . . . . . . . . . . . .        573        803
Lease exit liability. . . . . . . . . . . . . .        484        504
Asset impairment. . . . . . . . . . . . . . . .        263        468
Landmark transaction fees . . . . . . . . . . .        148        207
Other . . . . . . . . . . . . . . . . . . . . .        255         33
Valuation allowances. . . . . . . . . . . . . .     (4,686)    (4,532)
                                                  --------   --------
                                                  $  --      $  --
                                                  ========   ========

      The difference between the amount of income tax provision/(benefit) recorded and the amount of income tax provision/(benefit) calculated using the U.S. federal statutory rate of 35% is due to net operating losses not being benefitted for 2002 and due to the use of nonbenefitted net operating losses in 2003. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset. Accordingly, there is no provision for income taxes for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company has net operating loss carryforwards of approximately $6,295, $7,436 and $3,627 at December 31, 2003, 2002 and 2001,
respectively. As a result of the issuance of Series B Preferred Stock to Landmark, the Company triggered tax rules under Section 382 of the Internal Revenue Code, which limits the ability of the Company to offset taxable income earned subsequent to the initial issuance of the Series B Preferred Stock on November 12, 2001 with the Company's net operating losses.

      See Note 14 for a discussion of a Tax Allocation Agreement between Landmark and the Company, entered into in 2004.


10.   REDEEMABLE PREFERRED STOCK

      a. SERIES B PREFERRED STOCK: On November 12, 2001, under the Securities Purchase Agreement, the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B Preferred Stock for $10,108. This transaction was approved at the annual stockholders meeting on September 20, 2001. The Series B Preferred Stock has certain conversion rights and has an 8% quarterly dividend payable in additional shares of Series B Preferred Stock. On October 24, 2002, in connection with one Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets over current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of
December 31, 2003, Landmark holds 159,629,737 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and holds a warrant to purchase 11,711,456 shares of the Company's common stock. Under Section 382 of the Internal Revenue Code, this transaction with Landmark resulted in a limitation on the amount of net operating loss carryforwards that can be utilized in future years. See Note 9 for a further discussion of income taxes related to the Company. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. Landmark has the right to elect not less than a majority of the Company's board of directors.

      b. SERIES C PREFERRED STOCK: As a condition to the consummation of the Landmark Transactions on November 12, 2001 the Company issued to three individuals (two of whom are directors of the Company) 13,000,000 shares of $0.001 par value Series C Preferred Stock. The Series C Preferred Stock was given in exchange for the Director Notes (see Note 3c), the related accrued interest and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals. As a result of the exchange, the Company recorded a gain of $327. As of December 31, 2003, the Company has reserved 13,000,000 shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock. See Note 2 for further description of the terms of the Series C Preferred Stock.

      c. RESERVED COMMON SHARES: The Company has reserved 305 million shares of common stock for the conversion of shares of Series B and Series C Preferred Stock, the exercise of Landmark Warrants, and the exercise of options under the Company's stock option plans. See Note 2 for further description of the terms of the Series B and Series C Preferred Stock.


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

      The Company has reserved 4,318,200 and 23,000 shares of common stock for option exercises under the 1997 Employee Plan and the 1999 Non-Employee Plan, respectively. Additionally, the Company has reserved 7,953,954 shares of common stock under the 2001 Employee Plan, plus up to 1,800,000 shares issued in connection with the cancellation of options under the 1997 Employee Plan for the exercise of stock options issued or to be potentially issued.

      Outside of the above plans, the Company has granted options to a certain employee in conjunction with the execution of a Board-approved employment contract consistent with the 1997 Employee Plan. These options are included in the disclosures that follow.

      The following information relates to stock options whose exercise price equaled the fair value of the underlying stock on the date of grant:


                              Year Ended December 31,
        ---------------------------------------------------------------
                 2003                 2002                2001
         --------------------  -------------------   --------------------
                     Weighted             Weighted             Weighted
                     Average              Average              Average
                     Exercise             Exercise             Exercise
            Shares    Price      Shares    Price     Shares     Price
          ---------  --------   --------- --------  ---------  --------

Outstanding
 at beginn-
 ing of
 period    4,929,440   $1.55    5,718,180  $ 1.68   4,429,817   $ 4.42

Granted      100,000    0.90      101,000    0.11   3,450,445     0.45

Exercised      --       --          --       --         --        --

Forfeited/
 expired    (513,841)   1.49     (889,740)   2.26  (2,162,082)    4.17
          ----------           ----------           ----------

Outstanding
 at end of
 period    4,515,599   $1.54    4,929,440  $ 1.55   5,718,180   $ 1.68
          ==========           ==========          ==========

Exercisable
 at end of
 period    3,912,417   $1.58    3,800,462  $ 1.37   3,149,311   $ 1.36
          ==========           ==========          ==========

Weighted
 average
 fair value
 of options
 granted
 during the
 period                $0.90               $ 0.10               $ 0.44

      The following information relates to options whose exercise price exceeded the fair value of the underlying stock on the date of grant:


                              Year Ended December 31,
        ---------------------------------------------------------------
                 2003                 2002                2001
         --------------------  -------------------   --------------------
                     Weighted             Weighted             Weighted
                     Average              Average              Average
                     Exercise             Exercise             Exercise
            Shares    Price      Shares    Price     Shares     Price
          ---------  --------   --------- --------  ---------  --------

Outstanding
 at beginn-
 ing of
 period    4,336,753   $0.36      262,201  $ 3.28      299,215  $ 7.00

Granted        --       --      4,465,241    0.20      150,000    0.50

Exercised    (75,610)   0.20        --       --         --        --

Forfeited/
 expired    (427,374)   0.38     (390,689)   0.53    (187,014)    6.78
          ----------           ----------           ----------

Outstanding
 at end of
 period    3,833,769   $0.36    4,336,753  $ 0.36      262,201  $ 3.28
          ==========           ==========          ==========

Exercisable
 at end of
 period    1,152,342   $0.60      225,598  $ 1.92      188,276  $ 1.82
          ==========           ==========          ==========

Weighted
 average
 fair value
 of options
 granted
 during the
 period                N/A                 $ 0.09               $ 0.32

      The following table summarizes information about fixed stock options outstanding at December 31, 2003:

                                  December 31, 2003
              ---------------------------------------------------------
                           Outstanding                 Exercisable
               --------------------------------- ----------------------
                                        Weighted               Weighted
                             Average    Average                Average
Exercise Price                Life      Exercise               Exercise
Range            Options    (in years)  Price      Options      Price
--------------  ---------  -----------  --------  ----------   --------

$0.07-$0.20     3,903,668         8.09   $  0.20   1,120,737   $   0.19
$0.21-$0.50     3,212,834         6.39      0.45   2,893,609       0.46
$0.51-$2.88       619,675         5.82      1.94     510,088       2.15
$3.13-$6.00        91,800         5.99      4.41      82,085       4.39
$6.06-$11.00      521,391         6.07      8.62     458,240       8.47
                ---------        -----  --------   ---------   --------
Totals          8,349,368         7.12   $  1.00   5,064,759   $   1.36
                =========        =====  ========   =========   ========

      The Company adopted the disclosure requirements of SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." See Note 1 "Description of the Company and Summary of Significant Accounting Policies: Stock-Based Compensation."

      c. COMMON STOCK COMPENSATION: Pursuant to the July 30, 2001 severance agreement between the Company and Steven Golden, all of the options granted to Mr. Golden by the Company as of the date thereof became immediately vested and fully exercisable. The options were also repriced at a strike price of $0.50 per share. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The Company recognized $159 and $0 in 2003 and 2002, respectively, related to these options, which represents their intrinsic value.

      Additionally, the Company granted options to purchase 750,000 shares of common stock to Matthew Moog, the current President and Chief Executive Officer, pursuant to his July 30, 2001 employment agreement. In January of 2002, Mr. Moog was granted 328,571 options to purchase 328,571 shares of the Company's common stock. These stock options were granted in lieu of the stock option grant for not less than 200,000 shares that was due to Mr. Moog on July 30, 2002, pursuant to terms of his employment agreement. The agreement also provides for the immediate and full vesting on January 1, 2002 of the stock options for 250,000 shares of common stock that were originally issued on March 23, 2001. See Note 14 for a discussion of an amendment to this employment agreement in 2004.

      During 2001, the Company forgave Related Party Notes which had an aggregate principal and accrued interest of $3,747 and recorded the forgiveness as compensation expense. Each related party was permitted to keep the common stock purchased by delivery of the Related Party Notes (Note 3b).

12. EARNINGS PER SHARE: SFAS 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted EPS for the years ended December 31, 2003, 2002 and 2001.
                                       Years Ended December 31,
                                  ------------------------------------
                                      2003        2002         2001
                                   ----------  ----------   ----------
Numerator:
  Income (loss) before extra-
    ordinary gain . . . . . . . .   $     655   $  (8,287)  $  (29,554)

Extraordinary gain. . . . . . . .       --          --             327
                                   ----------  ----------   ----------
Net income (loss) . . . . . . . .         655      (8,287)     (29,227)

Accretion of convertible
  redeemable Series B Preferred
  Stock to redemption value . . .       --          --          (1,318)
Cumulative dividends on Series B
  Preferred Stock . . . . . . . .      (1,926)       (909)        (113)
                                   ----------  ----------   ----------
Loss applicable to common
  stockholders. . . . . . . . . .   $  (1,271)  $  (9,196)  $  (30,658)
                                   ==========  ==========   ==========

Basic and diluted loss per share
  before extraordinary gain         $   (0.03)  $   (0.24)  $    (0.79)
Extraordinary gain. . . . . . . .       --          --            0.01
                                   ----------  ----------   ----------
Basic and diluted net loss
  per share . . . . . . . . . . .   $   (0.03)  $   (0.24)  $    (0.78)
                                   ==========  ==========   ==========

Denominator:
Weighted average shares used in
  the calculation of basic and
  diluted net loss per share. . .  39,107,203  39,093,660   39,093,660
                                   ==========  ==========   ==========

      The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of unsecured convertible subordinated notes, exercise of employee stock options and warrants, and conversion of convertible preferred stock, as the effect of such exercises would be anti-dilutive.


13. 401(k) PLAN: On February 11, 1997, the Company adopted a 401(k) plan for employees. All employees who meet certain age requirements are eligible to participate. Matching contributions are made at the discretion of the Company. The Company made no matching contributions during 2003, 2002, or 2001.

14.   SUBSEQUENT EVENTS

      On February 6, 2004, the Company acquired certain assets related to the Targeted Marketing Services ("TMS") business line of Alliance Data Systems, Inc. ("ADS"). In addition, the Company contracted for certain data center services, and assumed a short term lease obligation and certain existing customer contracts and service obligations related to the operations of the TMS business line. Among the assets acquired were certain intangible property related to consumer package goods (CPG) contracts, retail relationships, patent rights, copyrights, trademarks and domain names and an information technology capability necessary to meet existing service obligations. The Company made a cash payment of $100 for the purchase of these assets and a cash payment of $93 for the data center services to be provided. The funds used for the purchase price were provided by the Company's existing working capital. In addition, in connection with the acquisition, the Company released ADS from its obligations under a license agreement with the Company under which the Company recorded revenue of $273 in 2003.

      Dividends in the amount of 3,192,594 shares of Series B Preferred Stock accrued "in-kind" on the existing shares of Series B Preferred Stock as of December 31, 2003, and the Company declared and paid the dividends on January 1, 2004.

      Mr. Moog's employment agreement with the Company provided that Mr. Moog be granted options to purchase at least an additional 200,000 shares of the Company's common stock on the second anniversary of the agreement, which was July 30, 2003. In March 2004, the employment agreement was amended to provide that the 51,000 units in the CoolSavings, Inc. Long Term Incentive Plan, which were granted to Mr. Moog in November 2003 and effective January 1, 2003, were granted in lieu of the stock option grant for not less than 200,000 shares that was due to Mr. Moog on July 30, 2003.

      On July 1, 2003, Landmark's ownership percentage in the company exceeded 80%, creating an Affiliated Group as defined in Section 1504(a) of the Internal Revenue Code. As such, in March 2004, and effective July 1, 2003, the Company entered into a Tax Allocation Agreement with Landmark whereby the Company will join with the affiliated group of corporations controlled by Landmark in filing a consolidated federal income tax return, and possibly combined returns for state tax purposes. The Tax Allocation Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Landmark for income tax purposes. Generally, the Tax Allocation Agreement provides that Landmark will pay all consolidated federal income taxes on behalf of the consolidated group that includes the Company, and the Company will make payments to Landmark in an amount equal to the tax liability, if any, that the Company would have had if it were to file as a consolidated group separate and apart from Landmark.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A. CONTROLS AND PROCEDURES

      Based upon an evaluation of our disclosure controls and procedures performed by management, with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we issue or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      A control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

      There was not any change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.



                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information to be contained under the captions "Election of Directors
- Nominees," "Executive Officers and Compensation," Board Meetings and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Report of the Audit Committee" and "Corporate Governance Practices and Policies" in the Proxy Statement to be filed by us for our 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement") is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

      Information to be contained under the captions "Report of the Compensation Committee on Executive Compensation" and "Executive Officers and Compensation" in the 2004 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information to be contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2004 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information to be contained under the captions "Certain
Relationships and Related Transactions" in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information to be contained under the caption "Independent Auditor Fees" in the 2004 Proxy Statement is incorporated by reference in response to this item.



                                 PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (a) The following documents are filed herewith as part of this Form 10-K:

      (1) Financial statements: See "Item 8. Financial Statements and Supplementary Data"

      (2) Financial statement schedule: The following financial statement schedule is filed as a part of this Form 10-K, --Schedule II--Valuation and Qualifying Accounts on pages S-1 and S-2.

      (3)   Exhibits: See "Exhibit Index" beginning on page E-1.


   (b)      Reports on Form 8-K

      On October 24, 2003, we filed a Current Report on Form 8-K with the SEC in which we furnished under Item 12 information regarding our results of operations and financial position as of and for the nine months ended September 30, 2003.

                               SIGNATURES
                               ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 29, 2004               CoolSavings, Inc.

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


Signature                    Title                      Date
---------                    -----                      ----


/s/ Matthew Moog             President,                 March 29, 2004
-------------------------    Chief Executive Officer
Matthew Moog                 (principal executive
                             officer) and Director


/s/ David B. Arney           Senior Vice President
-------------------------    of Operations,
David B. Arney               Chief Financial Officer
                             and Corporate Secretary    March 29, 2004
                             (principal financial and
                             accounting officer)


/s/ Richard H. Rogel         Chairman of the Board      March 29, 2004
-------------------------    of Directors
Richard H. Rogel



                             Director                   March 29, 2004
-------------------------
R. Bruce Bradley



/s/ Gary S. Briggs           Director                   March 29, 2004
-------------------------
Gary S. Briggs


                             Director                   March 29, 2004
-------------------------
James S. Correll



/s/ Guy R. Friddell, III     Director                   March 29, 2004
-------------------------
Guy R. Friddell, III

Signature                    Title                      Date
---------                    -----                      ----


/s/ John Giuliani            Director                   March 29, 2004
-------------------------
John Giuliani


/s/ Hugh R. Lamle            Director                   March 29, 2004
-------------------------
Hugh R. Lamle


/s/ Karl B. Quist            Director                   March 29, 2004
-------------------------
Karl B. Quist


                             Director                   March 29, 2004
-------------------------
Bradley Schram


/s/ Daniel Sherr             Director                   March 29, 2004
-------------------------
Daniel Sherr


/s/ Debora J. Wilson         Director                   March 29, 2004
-------------------------
Debora J. Wilson

                    Report of Independent Auditors on
                      Financial Statement Schedule



To the Board of Directors and Stockholders of CoolSavings, Inc.:


Our audits of the financial statements referred to in our report dated February 20, 2004, except for paragraphs 3 and 4 of note 14 which are as of March 24, 2004, appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





PricewaterhouseCoopers LLP


Chicago, Illinois
February 20, 2004

                            CoolSavings, Inc.

            Schedule II -- Valuation and Qualifying Accounts



                                 Additions (Reductions)
                          ----------------------------------
                              (1)
               Balance at  Charged to   Charged              Balance at
              Beginning of  Costs and   to Other    (2)        End of
                Period      Expenses    Accounts  Deduction    Period
              ------------ ----------  ---------- ---------- ----------

YEAR ENDED
DECEMBER 31,
2003
------------

Allowance for
 doubtful
 receivables      $   753    $   965    $   --     $ (1,042)    $  676


YEAR ENDED
DECEMBER 31,
2002
------------

Allowance for
 doubtful
 receivables      $   881    $   623    $   --     $   (751)     $  753


YEAR ENDED
DECEMBER 31,
2001
------------

Allowance for
 doubtful
 receivables      $ 1,318    $ 2,432    $   --     $ (2,869)     $  881



     (1) Includes $725, $385, and $125 charged against revenues in the years ended December 31, 2003, 2002 and 2001, respectively.

     (2)  Uncollectible accounts written off.

                              EXHIBIT INDEX

Exhibit
No.        Description
-------    -----------

2.1 Securities Purchase Agreement dated as of July 30, 2001 between coolsavings.com, inc., CoolSavings, Inc., Landmark
           Communications, Inc., and Landmark Ventures VII, LLC
           (incorporated by reference to Exhibit 2.1 to CoolSavings' Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on August 3, 2001
           (the "August 8-K")

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

3.1 Certificate of Incorporation (incorporated by reference to Appendix D to CoolSavings' Definitive Proxy Statement filed with the Commission on August 22, 2001)

3.2 Bylaws (incorporated by reference to Appendix F to CoolSavings' Definitive Proxy Statement filed with the Commission on July 30, 2001.

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

Exhibit
No.        Description
-------    -----------

10.25* Employment Agreement dated July 29, 2001 between coolsavings.com, inc. and Matthew M. Moog (incorporated by reference to Exhibit 10.13 to the CoolSavings' Quarterly Report on Form 10-Q for the period ended June 30, 2001)

10.26      Senior Secured Note dated July 30, 2001 between
           coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.36 to the CoolSavings' Annual Report on Form 10-K for the period ended December 31,
           2001)

10.27 Letter Agreement by and among Landmark Communications, Inc., Landmark Ventures VII, LLC and CoolSavings, Inc. dated
           November 12, 2001 (incorporated by reference to Exhibit 10.27 to the CoolSavings' Annual Report on Form 10-K for the period ended December 31, 2002)

10.28*     CoolSavings, Inc. Long Term Incentive Plan

23.1       Consent of Independent Accountants

31.1       Certification of Chief Executive Officer Pursuant to
           Rule 13a-14(a) (Section 302 of the Sarbanes - Oxley Act of 2002.)

31.2       Certification of Chief Financial Officer Pursuant to
           Rule 13a-14(a) (Section 302 of the Sarbanes - Oxley Act of 2002.)

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

-------------

   * Management contract or compensatory plan or arrangement required to be filed as an exhibit to the Annual Report on Form 10-K.