Form 10-Q
period 2004-03-31
COOLSAVINGS INC
filed 2004-05-13
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                                FORM 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004

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

Number of shares of common stock, $0.001 par value per share, outstanding as of April 30, 2004: 39,232,977. (This number represents the number of shares that are required to be reported here. The accompanying report describes additional shares of common stock that are issuable upon conversion of outstanding shares of preferred stock and the exercise of outstanding warrants and outstanding stock options.)

                                  INDEX




PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets
             March 31, 2004 (Unaudited) and
             December 31, 2003. . . . . . . . . . . . . . . .     3

           Statements of Operations (Unaudited)
             Three Months Ended March 31, 2004 and 2003 . . .     6

           Statement of Changes in Convertible Redeemable
             Preferred Stock and Stockholders' Deficit
             (Unaudited) Three Months Ended March 31, 2004. .     7

           Statements of Cash Flows (Unaudited)
             Three Months Ended March 31, 2004 and 2003 . . .     8

           Notes to Financial Statements (Unaudited). . . . .     9


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    19


Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk. . . . . . . . . . . . . . . . .    39

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    39


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    40

Item 2.    Changes in Securities, Use of Proceeds and
           Issuer Purchases of Equity Securities. . . . . . .    40

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    40

Item 5.    Other Information. . . . . . . . . . . . . . . . .    41

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    41



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .    42

                            COOLSAVINGS, INC.
                             BALANCE SHEETS
             (in thousands, except share and per share data)



                                            MARCH 31,
                                              2004       DECEMBER 31,
                                           (UNAUDITED)       2003
                                          ------------   ------------

                                 ASSETS
                                 ------

Current assets:
  Cash and cash equivalents . . . . . . . $      6,720         7,347
  Accounts receivable, net of
    allowance of $712 and $676 at
    March 31, 2004 and December 31,
    2003, respectively. . . . . . . . . .        5,007         4,786
  Prepaid assets. . . . . . . . . . . . .          362           392
  Other assets. . . . . . . . . . . . . .           13            27
                                           -----------   -----------
        Total current assets. . . . . . .       12,102        12,552

Property and equipment. . . . . . . . . .        9,245         9,112
Capitalized software costs. . . . . . . .        1,490         1,490
Capitalized web site costs. . . . . . . .        3,606         3,599
                                           -----------   -----------
        Total . . . . . . . . . . . . . .       14,341        14,201

Less accumulated depreciation and
  amortization. . . . . . . . . . . . . .      (11,797)      (11,692)
                                           -----------   -----------
                                                 2,544         2,509
Intangible assets, patents and licenses,
  net of accumulated amortization
  of $505 and $500 at March 31, 2004
  and December 31, 2003, respectively . .           25         --

Goodwill. . . . . . . . . . . . . . . . .          360         --
                                           -----------   -----------
Total assets. . . . . . . . . . . . . . .  $    15,031        15,061
                                           ===========   ===========

                            COOLSAVINGS, INC.
                       BALANCE SHEETS - Continued
             (in thousands, except share and per share data)



                                            MARCH 31,
                                              2004       DECEMBER 31,
                                           (UNAUDITED)       2003
                                          ------------   ------------

                               LIABILITIES
                               -----------

Current liabilities:
  Accounts payable, including amounts
    due to related parties of $31 and
    $0 at March 31, 2004 and
    December 31, 2003, respectively . . .  $     1,192   $     1,033
  Accrued marketing expense, including
    amount due to related parties of
    $237 and $68 at March 31, 2004
    and December 31, 2003, respectively .        1,977         1,402
  Accrued compensation. . . . . . . . . .        1,144         1,368
  Accrued interest due to related party .           82            82
  Accrued expenses, including amounts
    due to related parties of $942 and
    $962 at March 31, 2004 and
    December 31, 2003, respectively . .          2,135         1,806
  Lease exit cost liability . . . . . . .          194           206
  Deferred revenue. . . . . . . . . . . .          386           484
  Senior secured note payable due to
    related party . . . . . . . . . . . .        6,183         6,059
                                           -----------   -----------
        Total current liabilities . . . .       13,293        12,440

Long-term liabilities:
  Deferred revenue. . . . . . . . . . . .          296           114
  Lease exit cost liability . . . . . . .        1,074         1,069
  Deferred income tax liability . . . . .            2         --
                                           -----------   -----------
        Total long-term liabilities . . .        1,372         1,183

Commitments and contingencies  (Note 10)

Convertible redeemable cumulative
  Series B Preferred Stock, $0.001 par
  value, 258,000,000 shares authorized at
  March 31, 2004 and December 31, 2003,
  and 162,822,331 and 159,629,737 issued
  and outstanding at March 31, 2004
  and December 31, 2003, respectively
  (liquidation preference of $0.1554 per
  share at March 31, 2004 and December 31,
  2003) . . . . . . . . . . . . . . . . .       25,301        24,805
Convertible redeemable Series C Preferred
  Stock, $0.001 par value, 13,000,000
  shares authorized and 13,000,000 shares
  issued and outstanding at March 31,
  2004 and December 31, 2003 (liquidation
  preference of $0.1665 per share at
  March 31, 2004 and December 31, 2003) .        1,950         1,950

                            COOLSAVINGS, INC.
                       BALANCE SHEETS - Continued
             (in thousands, except share and per share data)



                                            MARCH 31,
                                              2004       DECEMBER 31,
                                           (UNAUDITED)       2003
                                          ------------   ------------

                          STOCKHOLDERS' DEFICIT
                          ---------------------

Common stock, $0.001 par value per share,
  379,000,000 shares authorized at
  March 31, 2004 and December 31,
  2003, 39,232,977 and 39,169,270 shares
  issued and outstanding at March 31, 2004
  and December 31, 2003, respectively .             39            39
Additional paid-in capital. . . . . . . .       71,285        71,855
Accumulated deficit . . . . . . . . . . .      (98,209)      (97,211)
                                           -----------   -----------
        Total stockholders' deficit . . .      (26,885)      (25,317)
                                           -----------   -----------

        Total liabilities, convertible
          redeemable preferred stock
          and stockholders' deficit . . .  $    15,031   $    15,061
                                           ===========   ===========






































 The accompanying notes are an integral part of the financial statements

                            COOLSAVINGS, INC.
                        STATEMENTS OF OPERATIONS
             (in thousands, except share and per share data)

           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                               (UNAUDITED)



                                             2004            2003
                                          ----------      ----------

Revenues:
  e-marketing services. . . . . . . .     $    7,937      $    7,549
  License royalties . . . . . . . . .             44              75
                                          ----------      ----------
Net revenues. . . . . . . . . . . . .          7,981           7,624

Cost of revenues. . . . . . . . . . .            623             788
                                          ----------      ----------
Gross profit. . . . . . . . . . . . .          7,358           6,836
                                          ----------      ----------

Operating expenses:
  Sales and marketing . . . . . . . .          5,393           4,395
  Product development . . . . . . . .          1,012             754
  General and administrative. . . . .          1,779           2,227
  Lease exit costs. . . . . . . . . .             54             235
  Loss on asset impairment. . . . . .          --                 81
                                          ----------      ----------
Total operating expenses. . . . . . .          8,238           7,692

Loss from operations. . . . . . . . .           (880)           (856)

Other income (expense):
  Interest and other income . . . . .              8              19
  Interest expense. . . . . . . . . .           (124)           (113)
                                          ----------      ----------
Total other income (expense). . . . .           (116)            (94)
                                          ----------      ----------
Loss before income taxes. . . . . . .           (996)           (950)
Income taxes. . . . . . . . . . . . .             (2)          --
                                          ----------      ----------
Net loss. . . . . . . . . . . . . . .           (998)           (950)

Cumulative dividend on Series B
  Preferred Stock . . . . . . . . . .           (506)           (468)
                                          ----------      ----------
Loss applicable to common
  stockholders. . . . . . . . . . . .     $   (1,504)     $   (1,418)
                                          ==========      ==========


Basic and diluted net loss per share.     $    (0.04)     $    (0.04)
                                          ==========      ==========

Weighted average shares used in the
  calculation of basic and diluted
  net loss per share. . . . . . . . .     39,218,799      39,093,660
                                          ==========      ==========








The accompanying notes are an integral part of the financial statements.

                                              COOLSAVINGS, INC.
                       STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                          AND STOCKHOLDERS' DEFICIT

                                  FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                 (UNAUDITED)
                               (in thousands, except share and per share data)
                                                                       Stockholders' Deficit
                                                         -------------------------------------------------
               Series B Redeemable  Series C Redeemable                                           Total
                 Preferred Stock      Preferred Stock       Common Stock     Additional  Accumu-  Stock-
              --------------------  -------------------  -------------------   Paid-in   lated    holders'
                 Shares    Amount     Shares    Amount     Shares    Amount    Capital   Deficit  Deficit
              -----------  -------  ----------  -------  ----------  ------- ---------- --------  --------

Balances,
 December 31,
 2003 . . .   159,629,737  $24,805  13,000,000  $ 1,950  39,169,270   $   39   $ 71,855 $(97,211) $(25,317)

Cumulative
 dividend
 declared on
 Series B
 Preferred
 Stock. . .     3,192,594      496                                                                   --
Cumulative
 dividend
 accrued on
 Series B
 Preferred
 Stock. . .                                                                        (506)              (506)
Stock option
 expense. .                                                                         (74)               (74)
Stock options
 exercised.                                                 63,707                   10                 10
Net loss. .                                                                                 (998)     (998)
.. . . . . .   -----------  -------  ----------  -------  ----------    -----   -------- --------  --------

Balances,
 March 31,
 2004 . . .   162,822,331  $25,301  13,000,000  $ 1,950  39,232,977    $  39   $ 71,285 $(98,209) $(26,885)
              ===========  =======  ==========  =======  ==========    =====   ======== ========  ========




                  The accompanying notes are an integral part of the financial statements.


                            COOLSAVINGS, INC.
                        STATEMENTS OF CASH FLOWS
                             (in thousands)

           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                               (UNAUDITED)


                                               2004          2003
                                            ----------    ----------
Cash flows provided by operating activities:
  Net loss. . . . . . . . . . . . . . . .   $     (998)   $     (950)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
    Depreciation and amortization . . . .          297           670
    Provision for doubtful accounts . . .          125           281
    Stock option expense. . . . . . . . .          (74)        --
    Interest payment in kind. . . . . . .          124           113
    Write off of website development costs           2         --
    Increase in deferred tax provision. .            2         --
    Loss on asset impairment. . . . . . .        --               81
Changes in assets and liabilities:
  Decrease in restricted certificates
    of deposit. . . . . . . . . . . . . .        --              231
  (Increase) in accounts receivable . . .         (345)         (126)
  Decrease in prepaid and other
    current assets. . . . . . . . . . . .           44           202
  Increase (decrease) in accounts payable          159          (524)
  Increase (decrease) in deferred revenue           84           (11)
  Increase in accrued and other
    liabilities . . . . . . . . . . . . .          669            83
  (Decrease) increase in lease exit cost
    liability . . . . . . . . . . . . . .           (7)          102
                                            ----------    ----------
        Net cash flows provided by
          operating activities. . . . . .           82           152
                                            ----------    ----------
Cash flows used in investing activities:
  Purchases of property and equipment . .         (123)        --
  Acquisition of the business assets
    of TMS. . . . . . . . . . . . . . . .         (400)        --
  Capitalized web site development costs.         (196)         (105)
                                            ----------    ----------
        Net cash used in investing
          activities. . . . . . . . . . .         (719)         (105)
                                            ----------    ----------
Cash flows provided by provided by
 financing activities:
  Stock options exercised . . . . . . . .           10         --
                                            ----------    ----------
  Net cash provided by provided by
    financing activities. . . . . . . . .           10         --
                                            ----------    ----------
        Net (decrease) increase in cash .         (627)           47

Cash and cash equivalents,
  beginning of period . . . . . . . . . .        7,347         4,867
                                            ----------    ----------
Cash and cash equivalents,
  end of period . . . . . . . . . . . . .   $    6,720    $    4,914
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

      Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") have the right to at any time require the Company to redeem any or all of the shares of Convertible Redeemable Series B Preferred Stock held by Landmark and to accelerate payment of obligations under the senior secured note payable due to Landmark. If Landmark chose to exercise these rights, the Company's ability to continue to operate the business would be jeopardized.

      The Company's independent auditors have issued their report on the Company's financial statements for 2003 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to the Company's ability to continue as a going concern.

      These financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's most recently filed Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and related notes in the Form 10-K of the Company for the year ended December 31, 2003.

      In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial position as of March 31, 2004, its results of operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003. These quarterly results of operations are not necessarily indicative of those expected for the full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

2.    ACQUISITION OF ASSETS OF TARGETED MARKETING SERVICES

      On February 6, 2004, the Company acquired certain assets related to the Targeted Marketing Services ("TMS") business line of Alliance Data Systems, Inc. ("ADS"). TMS was acquired to provide the Company with new and expanded strategic capabilities in the areas of frequent shopper data access and paperless coupon solutions to grocery retailers for consumer packaged goods (CPG) manufacturers. In addition to the assets acquired, the Company contracted for certain data center services, and assumed certain existing customer contracts and service obligations related to the operation of the TMS business line. Among the assets acquired were certain intangible property related to CPG contracts, retail relationships, patent rights, copyrights, trademarks and domain names and an information technology capability necessary to meet existing service obligations. The purchase price was approximately $400, which included $100 paid in cash to the seller and transaction costs of approximately $300. The funds used for the purchase price were provided by the Company's existing working capital.

      The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the Company's financial statements. The Company allocated the purchase price of $400 on a preliminary basis to the assets acquired, based on a fair value assessment performed by an independent appraiser. This allocation is subject to change in future periods as more information becomes available. Based on the preliminary assessment of fair values, the allocation of the purchase price of $400 to the proportionate amount of assets acquired was as follows:

           Customer relationship. . . . . . . .     $ 20
           Proprietary technology . . . . . . .       10
           Computer hardware. . . . . . . . . .       10
           Goodwill . . . . . . . . . . . . . .      360
                                                    ----

           Total assets acquired. . . . . . . .     $400
                                                    ====

      The customer relationship, proprietary technology, and computer hardware have been assigned useful lives of ten years, six months, and two years, respectively. All identifiable assets are amortized on a straight-line basis. Goodwill will be tested at least annually or more frequently if circumstances indicate that an impairment may have occurred in accordance with Statement of Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets".

      The Company also paid $93 pursuant to a certain Transition Services Agreement dated February 6, 2004 between the Company and ADS which represents the fair value of certain data hosting and facility services to be provided by ADS to support uninterrupted service during the transition of the TMS business from ADS to the Company. The initial term of the Transition Services Agreement is for six months with rights of renewal at a cost of $40 per month. Transition expenses totaling $47 have been expensed in cost of sales in the statement of operations of the Company for the three-month period ended March 31, 2004 as the transition is expected to be completed by May 31, 2004.

      In addition, in connection with the acquisition, the Company released ADS from the future royalty payments due to the Company under a pre-existing cross license agreement. The cross license agreement remains in place between ADS and the Company. As of February 6, 2004, the Company had recorded a deferred revenue liability of $351 related to these royalty obligations. This deferred revenue liability is being amortized over the remaining life of the cross license agreement, which expires in 2011.

      The following unaudited pro forma combined financial information combines the historical financial information of CoolSavings and TMS for the three months ended March 31, 2004 and March 31, 2003 as if the acquisition had occurred on January 1, 2003. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined business had the entities actually been combined at the beginning of each period presented and had the impact of possible revenue enhancements and expense efficiencies, among other factors, been considered, nor does it purport to indicate the results which may be obtained in the future.

                                            For the Three Months ended
                                                    March 31,
                                            --------------------------
                                                 2004         2003
                                              (Unaudited)  (Unaudited)
                                              -----------  -----------

Pro forma net revenues. . . . . . . . . . . . $     7,965  $     7,917

Pro forma net loss. . . . . . . . . . . . . .      (1,504)      (1,822)

Cumulative dividend on Series B Stock . . . .        (506)        (468)

Pro forma loss applicable to
  common stockholders . . . . . . . . . . . . $    (2,010) $    (2,290)

Pro forma diluted net loss per share. . . . . $     (0.05) $     (0.06)

Weighted average shares used in the
  calculation of pro forma diluted
  net loss per share. . . . . . . . . . . . .  38,218,799   39,093,660


3.    STOCK-BASED COMPENSATION:

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

      The Company recognized a credit to $74 of compensation expense in the three months ended March 31, 2004 in conjunction with grants made under its employee stock option plans. No similar credit or expense was recognized in the three months ended March 31, 2003. The compensation credits in 2004 were recorded in general and administrative expense and related to stock options previously issued to Steven Golden, a former Chief Executive Officer of the Company. Effective July 30, 2001, the Company entered into a severance agreement with Mr. Golden which changed the terms of his options, requiring that they be accounted for as variable options under APB Opinion Number 25. The compensation expense credit recognized for the three months ended March 31, 2004 represents the difference between the closing price of the Company's stock on March 31, 2004 of $0.58 and the closing price of the Company's stock on December 31, 2003 of $0.65. This charge will continue to be adjusted in future periods for increases and decreases in the Company's stock price above the exercise price of $0.50 until the options are exercised, expire, or are forfeited.

      The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." No stock options were issued during the three months ended March 31, 2004. Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:

                                               Three Months Ended
                                                    March 31,
                                            ------------------------
                                               2004          2003
                                            ----------    ----------
Net loss applicable to common
  stockholders, as reported . . . . . . .   $   (1,504)   $   (1,418)

Deduct:  Stock option compensation
  expense (credit). . . . . . . . . . . .          (74)        --

Deduct: Stock-based employee  compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects . . . . . . . . . .          (53)         (371)
                                            ----------    ----------
Pro forma net loss applicable to
  common stockholders . . . . . . . . . .   $   (1,631)   $   (1,789)
                                            ==========    ==========

Weighted average shares outstanding . . .   39,218,799    39,093,660

Earnings per share:
  Basic and diluted  - as reported. . . .   $    (0.04)   $    (0.04)

Basic and diluted - pro forma . . . . . .   $    (0.04)   $    (0.05)

      These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, the timing of additional grants of stock option awards and the number of shares underlying future awards.

      There were no stock options granted during the three months ended March 31, 2004 or 2003.

4.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46R, companies have generally included another entity in its consolidated financial statements only if it controlled the entity voting interest. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Company does not have any investments in variable interest entities.

      In March 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share". EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensus reached by the Task Force in this Issue are effective for reporting periods beginning after March 31, 2004. The Company is currently assessing the provisions of EITF 03-6 and the impact on the Company's financial position and results of operations.

5.    SENIOR SECURED LOAN:

      In 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of the Company's assets and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and additional shares of common stock exercisable under a warrant (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark. At March 31, 2004, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement, which defaults cannot be cured as the Senior Secured Loan have cross-default provisions and are cross-collateralized, include:

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

      These failures constitute events of default. Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, the Company has classified as currently payable as of March 31, 2004 the Senior Secured Loan which, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totals $6,265.

      In connection with the Senior Secured Loan, on November 12, 2001, the Company issued to Landmark a warrant to purchase 10,000,000 shares of the Company's common stock (the "Landmark Warrant"). The Landmark Warrant has a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The Landmark Warrant contains a net exercise feature and is exercisable at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The number of shares of the Company's common stock that Landmark is entitled to purchase under the Landmark Warrant increases by two shares of common stock for each dollar of interest accrued and paid-in-kind by the Company on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan as paid-in-kind interest. As of March 31, 2004, the Landmark Warrant was exercisable for 11,950,890 shares of the Company's common stock at an exercise price of $0.50 per share.

6.    REDEEMABLE PREFERRED STOCK:

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

      On October 24, 2002, in connection with a Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets compared to current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 for such shares ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of March 31, 2004, Landmark held 162,822,331 shares (including dividends paid "in-kind") of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), 10,889,636 shares of common stock, in addition to the warrant to purchase 11,950,890 shares of the Company's common stock described above. At March 31, 2004, dividends in the amount of 3,256,446 shares of Series B Preferred Stock were accrued. For the three months ended March 31, 2004, dividends in the amount of 3,192,594 shares of Series B Preferred Stock were declared to the holders of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may, at its option, require the Company to redeem all of the issued and outstanding Series B Preferred Stock, which had an aggregate redemption value of $25,301 as of March 31, 2004, at any time.

      Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on outstanding Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrant. The number of shares of the Company's stock that Landmark is entitled to purchase under the Landmark Warrant will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

      As of March 31, 2004, the Company had reserved approximately 178,000,000 shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends thereon, and the exercise of all outstanding Landmark Warrant.

      b.   Series C Preferred Stock:

      As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) an aggregate of 13,000,000 shares of $0.001 par value, redeemable Series C preferred stock (the "Series C Preferred Stock"). The Series C Preferred Stock was issued in exchange for certain notes held by those individuals, the related accrued interest, and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to those individuals. As of March 31, 2004, the Company had reserved 13,000,000 shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock.

      c.   Conversion of Series B and C Preferred Stock

      As of March 31, 2004, the Company had outstanding 39,232,977 shares of common stock, 162,822,331 shares of Series B Preferred Stock, and 13,000,000 shares of Series C Preferred Stock. The shares of both series of preferred stock of the Company are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to antidilution provisions set forth in the Company's Certificate of Incorporation. If all the outstanding shares of preferred stock of the Company had been converted into shares of common stock, a total of 215,055,308 shares of common stock would have been outstanding as of March 31, 2004.

7.    IMPAIRMENT OF LONG-LIVED ASSETS AND COSTS ASSOCIATED WITH EXIT
      ACTIVITIES:

      During 2003, following an ongoing assessment of its future expected space requirements, the Company determined that a portion of its unoccupied leased office space and the assets associated with that office space were unnecessary for its future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, the Company recorded an operating expense of $81 in the three months ended March 31, 2003 to write down the assets to their estimated fair value.

      In addition, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded an operating expense of $235 in the three months ended March 31, 2003 representing the estimated future lease obligations related to the office space and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.

      During the three months ended March 31, 2004, due to changing sublease market conditions and future outlook, the Company revised its estimates of the future net costs associated with office space determined to be unnecessary for it future operations. As a result of these revisions, the Company recorded an operating expense of $54 in the three months ended March 31, 2004, representing adjustments to the estimated future lease obligations related to the office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.

      For the three months ended March 31, 2004 and 2003, lease exit costs consisted of the following:

                                               Three Months Ended
                                                    March 31,
                                            ------------------------
                                               2004          2003
                                            ----------    ----------
Lease obligation, net of estimated
  sub-lease income. . . . . . . . . . . .   $       29    $      165
Broker commissions and other
  miscellaneous costs . . . . . . . . . .        --               44
Accretion expense . . . . . . . . . . . .           25            26
                                            ----------    ----------
Lease exit costs. . . . . . . . . . . . .   $       54    $      235
                                            ==========    ==========


      At March 31, 2004, the liability associated with the lease exit costs consisted of the following:

                     Balance at   Subsequent               Balance at
                     December 31, Accruals,                 March 31,
                        2003         Net       Payments      2004
                     -----------  ----------   --------    ----------
Lease obligation,
 net of estimated
 sub-lease income . . . $  1,182    $     54   $    (59)    $  1,177
Broker commissions
 and other trans-
 action costs . . . . .       93          (2)                     91
                        --------    --------   --------     --------

Total lease exit
  liability . . . . . .    1,275          52        (59)       1,268

Less: current portion
 of lease exit
 liability. . . . . . .     (206)                               (194)
                        --------    --------   --------     --------

Long-term lease exit
  liability . . . . . . $  1,069                            $  1,074
                        ========                            ========

      Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.

8.    EARNINGS PER SHARE:

      FASB SFAS No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share on both a basic and diluted basis for the three months ended March 31, 2004 and 2003. The calculation of diluted net loss per share for the Company excludes shares of common stock issuable upon the exercise of employee stock options and an investor warrant and the conversion of the preferred stock, as the effect of such exercises and conversions would be anti-dilutive. As of March 31, 2004, there were outstanding options to purchase 7,794,002 shares of common stock, an outstanding investor warrant to purchase 11,950,890 shares of common stock and outstanding preferred stock convertible into 162,822,331 shares of common stock.

                                               Three Months Ended
                                                    March 31,
                                            ------------------------
                                               2004          2003
                                            ----------    ----------
Numerator:
  Net loss. . . . . . . . . . . . . . . .   $     (998)   $     (950)
  Cumulative dividend on Series B
    Preferred Stock . . . . . . . . . . .         (506)         (468)
                                            ----------    ----------
  Loss applicable to common stockholders.   $   (1,504)   $   (1,418)
                                            ==========    ==========

Basic and diluted loss per share. . . . .   $    (0.04)   $    (0.04)
                                            ==========    ==========

Denominator:
  Weighted average shares used in the
    calculation of basic and diluted
    loss per share. . . . . . . . . . . .   39,218,799    39,093,660
                                            ==========    ==========

9.    STOCK OPTION COMPENSATION:

      During the three months ended March 31, 2004, the Company did not grant any options to purchase shares of common stock.

10.   COMMITMENTS AND CONTINGENCIES:

      a.   LETTERS OF CREDIT

      On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank ("Wachovia") to collateralize lease deposits required with respect to the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The aggregate amount of letters of credit required to collateralize lease deposits on the Company's office facilities declined to $1,194 as of March 31, 2004, due to the termination of its lease in New York City, and scheduled reductions contained in its lease agreement for the Company's Chicago, Illinois and San Francisco, California facilities. The Landmark Letter of Credit for the Company's Chicago facility was renewed in 2004 for a one-year period ending April 2005. The Landmark Letter of Credit for the Company's San Francisco facility was renewed in 2004 for the period ending July 31, 2004, at which time the letter of credit is no longer required according to the terms of the Company's lease agreement. Landmark may, in its sole discretion, cancel any or all of the Landmark Letters of Credit upon 90 days' written notice to the Company. If the Landmark Letters of Credit expire or are so cancelled, the Company would need to enter into an alternate credit arrangement.

      b.   LONG TERM INCENTIVE PLAN

      Effective January 1, 2003, the Company established the CoolSavings, Inc. Long Term Incentive Plan ("LTIP"). Employee participation in the LTIP is at the sole discretion of the Company's Board of Directors. LTIP participants are eligible to receive units which may increase in value if the Company achieves certain long term profitability objectives. After vesting, units which have increased in value since the date of grant can be redeemed with the Company for cash payments equal to their increase in value. The Company will record an expense during periods in which the value of the outstanding units increases. No expense was recorded during the three months ended March 31, 2004 or 2003 related to the LTIP.

      c.   LITIGATION

      During 2000, the Company settled several patent infringement suits. As a result of these settlements, the Company received certain royalty payments through June 2003. On February 6, 2004, the Company acquired certain assets of the business with which one of these settlements was reached (the "Seller"). In connection with the acquisition, the Company released the Seller from its future obligations to pay the Company royalties. (See Note 2).

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (dollar amounts are shown in thousands)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

      You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations of revenue growth, expense growth and capital spending, and other statements regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "target," "forecast," "anticipate," "believe," "will," "expect," and similar expressions. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this Quarterly Report on Form 10-Q, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, such forward-looking statements. These risks, uncertainties, and other factors include, without limitation, our ability to secure financing to meet our long-term capital needs, our ability to protect our patents, trademarks and proprietary rights, our successful introduction of new services and features, our ability to add new members, our ability to continue to attract, assimilate and retain highly skilled personnel, our ability to secure long-term contracts with existing advertisers and attract new advertisers, and our ability to compete successfully against current and future competitors. For a discussion of these and other risks, uncertainties and other factors which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, see "Risk Factors" below.

      We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws. You should not place undue reliance on such forward-looking statements.

OVERVIEW AND RECENT DEVELOPMENTS

      We are an online direct marketing and media company with a database of approximately 11.5 million active consumers who have taken at least one action on our web site in the last 12 months. We help marketers reach their target consumers by leveraging our broad marketing network, sophisticated analytics and proprietary technology. Our mission is to be the leading provider of promotional offers to consumers while most effectively connecting marketers to their best customers. Using CoolSavings, marketers drive sales and customer traffic to their stores, web sites, catalogues or call centers by taking advantage of a wide variety of highly targeted marketing services, including lead generation, couponing, targeted e-mail, category newsletters, direct mail, product sampling and banner advertisements. In addition, our proprietary database technology and analytical tools track consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with a wide range of sophisticated consumer data which they may use to make smarter marketing decisions.

      Our web site, coolsavings.com, and our marketing network offer consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including national retailers, consumer packaged goods manufacturers, media and publishing companies, and travel and financial service providers.

      For the year ended December 31, 2003, and for the first time in our history, we recorded positive net income. We recorded a net loss for the first quarter of 2004 due primarily to the impact of seasonality on our revenues, the increased cost of online advertising, the increase in payroll and payroll-related expenses associated with the TMS acquisition as described below, and the costs of investments we are making in new service offerings. Despite the net loss for the quarter, we recorded positive cash flows from operations for the seventh consecutive quarter. We expect to generate sufficient cash flow from operations to meet our ongoing operating cash needs for the foreseeable future, excluding any potential acquisitions that may require significant cash outlays, or any accelerated payments under our obligations to Landmark that Landmark has the right to demand.

       On February 6, 2004, we acquired certain assets of the Targeted Marketing Services ("TMS") business line of ADS Alliance Data Systems, Inc. ("ADS"). In addition, we contracted for certain data center services, and assumed certain existing customer contracts and service obligations related to the operation of the TMS business line. Among the assets acquired were certain intangible property related to certain CPG contracts, retail relationships, patent rights, copyrights, trademarks and domain names and an information technology capability necessary to meet existing service obligations. As part of the acquisition, we are now maintaining TMS's relationship with Kroger to manage its Kroger Plus Internet Coupons electronic customer loyalty program. This acquisition provides our company with new and expanded strategic capabilities in the area of frequent shopper card and paperless coupon solutions to grocery retailers and consumer package goods ("CPG") manufacturers. The purchase price was approximately $400, which included $100 paid in cash to the seller and transaction costs of approximately $300. The funds used for the purchase price were provided by our existing working capital. We also paid $93 pursuant to a Transition Services Agreement dated February 6, 2004 with ADS, whereby ADS will provide us with certain data hosting and facility services to support uninterrupted service during the transition of the TMS business from ADS to us. The initial term of the Transition Services Agreement is for six months with rights of renewal at a cost of $40 per month. Transition expenses totaling $47 were expensed in cost of sales in our statement of operations for the three-month period ended March 31, 2004. In addition, in connection with the acquisition, we released ADS from the future royalty payments due to us under a pre-existing cross license agreement. The cross license agreement remains in place between ADS and us. In the first quarter of 2004, we incurred an estimated $200 in expenses in excess of revenues related to the TMS acquisition.

      On January 1, 2004, we declared and paid a dividend in the amount of 3,192,594 shares of Series B Preferred Stock to the holders of our Series B Preferred Stock. As of March 31, 2004, dividends in the amount of 3,256,446 shares of Series B Preferred Stock had accrued "in-kind" on the outstanding shares of Series B Preferred Stock. We declared and paid those dividends on April 1, 2004. The Series B Preferred Stock issued is redeemable at Landmark's option at any time. The Series B Preferred Stock also is convertible into common stock at any time. As of March 31, 2004, Landmark held 162,822,331 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and held a Landmark Warrant to purchase 11,950,890 shares of our common stock.

      We are continuing to develop new technology and business relationships to build a distribution network of other web properties for lead generation offers. We expect this network to become fully operational during the second quarter of 2004 and to substantially increase our consumer reach.

CRITICAL ACCOUNTING POLICIES

      We have prepared the financial information in this report in accordance with generally accepted accounting principles of the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our critical accounting policies include revenue recognition, estimation of sales credits and the allowance for doubtful accounts, capitalization of web site development costs, the valuation of long-lived assets including estimates and judgments related to the impairment of such long-lived assets, measurement of lease exit liability and intangible assets, the valuation of deferred tax assets and the valuation of stock-based compensation. For a discussion of these critical accounting policies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Form 10-K for the year ended December 31, 2003, as filed with the SEC.


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

      .    the number of emails delivered; and

      .    promotion set-up fees.

      Our pricing depends upon a variety of factors, including, without limitation, the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and permit either party to terminate the contract upon 30 days' advance written notice. In the three-month period ended March 31, 2004, our largest advertiser accounted for approximately 4.2% of our revenues and our top five advertisers together accounted for approximately 18.1% of our revenues, as compared to 5.4% and 19.0%, respectively, in the same period of 2003.

      Our revenues for each period depend on a number of factors including the number of advertisers sending promotional offers to our members, the size of our membership base and the responsiveness of our members to each promotion. We believe that our revenues will continue to be subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the last half of the third quarter and first half of the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns. If purchasing patterns or timing of purchasing by advertisers were to change, our results of operations and quarter-to-quarter comparisons could be materially affected.

      Included in online direct marketing services revenue are consulting services provided to customers interested in learning from our extensive experience in data collection, direct marketing, and predictive modeling to execute effective promotional campaigns. Revenue from consulting services is recognized as the services are performed, and generally charged to customers on a time and materials basis, usually with certain minimum monthly billings. Approximately 1% and 2% of our revenue was generated from consulting services during the three-month periods ended March 31, 2004 and 2003, respectively.

      LICENSING REVENUE

      We license portions of our intellectual property, including our issued patents, to third parties. Approximately 1% of our revenue was generated from royalty and license fees and other miscellaneous sources during the three-month periods ended March 31, 2004 and 2003. We expect to generate substantially lower licensing revenue in 2004 as compared to prior years as a result of our acquisition of the assets of TMS and our related release of payment obligations by ADS to us (See Note 2 in the Notes to the Financial Statements).

EXPENSES

      COST OF REVENUES

      Our cost of revenues consists primarily of Internet connection charges, web site equipment depreciation, salaries and related benefits of operations personnel, fulfillment costs related to member loyalty incentives, marketing network partner fees, transition fees related to the TMS acquisition, and other operations costs directly related to revenue generation.

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

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for legal and other professional services, occupancy costs, insurance expenses, and stock-based compensation expense.

      LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT

      Lease exit costs and loss on asset impairment charges reflect costs associated with our determination that a significant portion of our leased office space was unnecessary for our future operations. During 2003 and the first quarter of 2004, we recorded lease exit costs representing the present value of estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. These estimates are revised as market conditions and future outlooks change.

      In 2003, we also determined that the estimated undiscounted cash flows expected to be generated by the assets in the unnecessary, unoccupied office space were less than the net book value of the assets. Therefore, we recorded a loss on asset impairment to write-down the assets to their estimated fair value.

      Significant assumptions about the timing of a sale or inclusion of these assets in a future sublease were required in making the estimate of fair value for these assets. As provided under SFAS No. 144, we primarily used discounted cash flow analysis to estimate the fair values.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      NET REVENUES

      Net revenues increased 5% to $7,981 in the three-month period ended March 31, 2004 from $7,624 in the three-month period ended March 31, 2003. The revenue increase was attributable to a 30% increase in the amount of revenue per action taken by our members, partially offset by a 17% decline in the number of actions taken by our members primarily as a result of a decrease in new member registrations. We believe the increase in revenue per action taken resulted from high quality content from leading brands, improved site management and enhanced usability for our members.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues decreased to $623 in the three-month period ended March 31, 2004, from $788 in the three-month period ended March 31, 2003. Gross profit increased as a percentage of net revenues to 92% in the three-month period ended March 31, 2004, from 90% in the three-month period ended March 31, 2003. The increase in gross profit was primarily due to the $357 increase in revenue and a $96 decrease in amortization and depreciation in the first quarter of 2004 as compared to the first quarter of 2003 caused by a decrease in capital spending since mid-2001 and certain assets being fully depreciated or amortized as of December 31, 2003. The increase in gross profit as a percentage of net revenue was also attributable to a direct mail campaign in the first quarter of 2003 that resulted in an expense in that period of $81, and a gift certificate program that resulted in an expense $47 in the first three months of 2003 and was discontinued as of December 31, 2003. There were no similar expenses in 2004. We expect our new distribution network for lead generation offers to be fully operational during the second quarter of 2004. With the introduction of this network, we expect cost of revenues, as a percentage of net revenues, to increase due to payments to be made to the partners in our network.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses increased to $5,393, or 68% of net revenues in the three-month period ended March 31, 2004, from $4,395, or 58% of net revenues, in the three-month period ended March 31, 2003. The $998 increase in sales and marketing expenses was primarily due to higher online advertising expense of $531, higher workforce related expenses of $236, due primarily to an increase in the number of employees, and higher promotions expense of $89 along with higher general other expenses compared to the same period of the prior year. The increase in online advertising expense during the first quarter of 2004 occurred despite a 24% decline in the number of new members registered, as compared to the first quarter of 2003 (the quarter in which we had the greatest number of new members registered in our history). The increase in online advertising expense was primarily due to higher costs of online advertising due to increased competition for effective online advertising. We expect sales and marketing costs, as a percentage of net revenues, to increase during 2004, reflecting higher marketing costs associated with acquiring new members.

      PRODUCT DEVELOPMENT. Product development expenses increased to $1,012, or 13% of net revenues, in the three-month period ended March 31, 2004, from $754, or 10% of net revenues, in the three-month period ended March 31, 2003. The $258 increase in product development expenses was primarily due to an increase in workforce related expenses of $363. Partially offsetting this increase was a decrease in the amount of website amortization of $100 in the first quarter of 2004, compared to the first quarter of 2003. A significant portion of our capitalized web site costs are fully amortized.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1,779, or 22% of net revenues, in the three-month period ended March 31, 2004, from $2,227, or 29% of net revenues, in the three-month period ended March 31, 2003. The $448 decrease in general and administrative expenses was primarily due to a decrease in legal fees of $198 related primarily to lower costs to defend lawsuits filed against us by Catalina Marketing and Supermarkets Online (See note 10 to the Financial Statements). The decrease is also due to a decrease in depreciation and amortization of approximately $162 due to the write down and disposal of assets in our office facilities. We expect general and administrative expenses, as a percentage of net revenues, to decline during 2004 due to lower legal fees related to intellectual property matters, and lower depreciation and amortization.

      LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT. During the three months ended March 31, 2004 and 2003, we re-evaluated our future expected space requirements given current market conditions and future outlook and determined that an additional portion of our leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $54 and $235 in the three months ended March 31, 2004 and 2003, respectively, representing an adjustment to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. These estimates are revised quarterly, or as market conditions and future outlook change.

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we determined that the estimated undiscounted cash flows expected to be generated by these assets were less than their net book value. As a result, we recorded an operating expense of $81 in the three months ended March 31, 2003 to write down the assets to their estimated fair value. Significant assumptions about the timing of a sale or inclusion of these assets in a future sublease were required in making the estimate of fair value for these assets. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate fair values. These estimates are revised quarterly, or as market conditions and future outlook change.

      LOSS FROM OPERATIONS. Our loss from operations was $880 for the three-month period ended March 31, 2004, compared to a loss of $856 for the same period of 2003. The reduction of the loss was due to the increase in revenue reflecting the increase in revenue per member action taken. Our loss from operations included charges for lease exit costs of $54 in the three months ended March 31, 2004, and asset impairment of $209 and $81, respectively, for the three months ended March 31, 2003. We also recognized a credit of $74 for compensation expense in the three months ended March 31, 2004 in conjunction with grants made under our employee stock option plans. No similar credit or expense was recognized in the three months ended 2003.

      INTEREST INCOME (EXPENSE), NET. During the three-month period ended March 31, 2004, we incurred net interest expense of $116, as compared to net interest expense of $94 for the three-month period ended March 31, 2003. The difference was attributable to interest income earned of $20 in the first quarter of 2003 as our certificates of deposit matured. No such interest was earned in 2004.

      INCOME TAXES. During the three-month period ended March 31, 2004, we incurred $2 in income tax expense, as compared to $0 in the three months ended March 31, 2003. The income tax expense in 2004 relates to book/tax differences arising from the amortization of goodwill for tax purposes, but not for book. The goodwill was recorded as a result of the TMS asset acquisition during the first quarter of 2004 (See Note 2 to the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, we had approximately $6,720 in cash and cash equivalents compared to $7,347 at December 31, 2003. Accounts receivable, net of allowances for doubtful accounts, were $5,007 at March 31, 2004 compared to $4,786 at the end of 2003. At the end of the first quarter of 2004, our current liabilities totaled $13,293 compared to $12,440 at the end of 2003.

      Our independent auditors have issued their report on our financial statements for 2003 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to our ability to continue as a going concern. If Landmark elects to exercise some or all of its rights to accelerate payment under our obligations to Landmark, our ability to operate our business will be jeopardized.

      We occasionally enter into contracts where we commit to make guaranteed minimum payments in exchange for certain services. As of March 31, 2004, we had signed an agreement requiring total minimum payments of $1,040 through April 2005. Other contractual obligations have not materially changed from those reported in our annual report filed on Form 10-K for the year ended December 31, 2003.

      We expect our current liquidity position to meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions that may require significant cash outlays, or any accelerated payments that Landmark may require, for the foreseeable future. However, if cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital or issue additional debt. If we raise additional funds through the issuance of equity or equity-linked securities, our stockholders may experience significant dilution. Furthermore, additional financing may not be available when we need it, or if available may not be on terms favorable to us or to our stockholders. If financing is not available when needed or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

      Despite our net loss of $998 for the three-month period ended March 31, 2004, net cash provided by operating activities was $82 due mainly to an increase in accrued expenses and other liabilities. Net cash provided by operating activities in the three-month period ended 2003 resulted mainly from a decrease in restricted certificates of deposit of $231 associated with the collateral on our Letters of Credit.

      Net cash used in investing activities was $719 in the three-month period ended March 31, 2004 as compared to $105 for the same period of 2003. Net cash used in investing activities in the first quarter of 2004 resulted primarily from amounts used in the acquisition of TMS, the purchase of computer equipment, and amounts used in developing our web site. Net cash used in investing activities in the first quarter of 2003 resulted from amounts used in developing our web site.

      Net cash provided by financing activities was $10 in the three months ended March 31, 2004 as compared to $0 for the same period of 2003. Net cash provided by financing activities in the first quarter of 2004 resulted from the exercise of employee stock options.

      Since our inception, we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In June and July 2001, we received proceeds of $5,000 from loans to us by Landmark (the "Senior Secured Loan"). The Senior Secured Loan is payable on June 30, 2006 and bears interest at the rate of 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of Landmark. At March 31, 2004, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the Senior Secured Loan including accrued interest thereon is immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $6,265, as currently payable as of March 31, 2004.

      In connection with the Senior Secured Loan, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part immediately. The Landmark Warrant contains a net exercise feature and was exercisable for 10,000,000 shares of our common stock at an exercise price of $0.50 per share at November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The number of shares exercisable under the Landmark Warrant automatically increases by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. As of March 31, 2004, the Landmark Warrant was exercisable for 11,950,890 shares of our common stock.

      The Series B Preferred Stock issued is redeemable at Landmark's option at any time. As of March 31, 2004, Landmark held 162,822,331 shares (including dividends paid "in-kind") of Series B Preferred Stock at an aggregate redemption value of $25,301 (and has rights with respect to accrued dividends thereon), 10,889,636 shares of common stock, and held a Landmark Warrant to purchase 11,950,890 shares of our common stock. Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on issued Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrant. The number of shares subject to the Landmark Warrant will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

      Effective August 31, 2002, we entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On our behalf, Landmark has applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1,559 from Wachovia Bank to collateralize lease deposits on our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Letters of Credit. We have secured these obligations with a lien on all of our assets. If we fail to pay Landmark any amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest will accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. The aggregate amount of letters of credit required to collateralize lease deposits on our office facilities declined to $1,194 as of March 31, 2004, due to the termination of our lease in New York City, and scheduled reductions contained in our lease agreement for our Chicago, Illinois and San Francisco, California facilities. The Landmark Letter of Credit for our Chicago facility was renewed in 2004 through April of 2005. The Landmark Letter of Credit for our San Francisco facility was renewed in 2004 through July of 2004, at which time the letter of credit is no longer required according to the terms of our lease agreement. Landmark may, at its sole discretion, cancel such Letters of Credit on 90 days written notice to us. If the Landmark Letters of Credit so expire or are cancelled, we will need to enter into an alternate credit arrangement. If an alternate arrangement is not available when required or is not available on acceptable terms, our business, results of operations and financial condition may be materially adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities." The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. Prior to FIN 46R, companies have generally included another entity in its consolidated financial statements only if it controlled the entity voting interest. FIN 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk or loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Consolidation by a primary beneficiary off the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The Company does not have any investments in variable interest entities.

      In March 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensus reached by the Task Force in this Issue are effective for reporting periods beginning after March 31, 2004. The Company is currently assessing the provisions of EITF 03-6 and the impact on the Company's financial position and results of operations.

RISK FACTORS

      You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.

      WE HAVE A HISTORY OF NET LOSSES

      We incurred net losses and negative cash flows in all years prior to 2003, and we incurred a net loss in the first quarter of 2004 of $998. We may not be able to achieve or sustain profitability or positive operating cash flows in the future. As of March 31, 2004, our accumulated deficit was $98,209.

      WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

      At March 31, 2004, we had $6,720 of cash and cash equivalents. We are in default under the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement") with Landmark. The entire loan plus accrued interest, totaling $6,265 at March 31, 2004, is immediately due and payable at the option of Landmark. Furthermore, Landmark could at any time require us to redeem any or all of the shares of Series B Preferred Stock held by Landmark, which had an aggregate redemption value of $25,301 as of March 31, 2004. Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain continuing financing to meet our long-term capital needs, we may be unable to operate our business.

      We have received a report from our independent auditors for our fiscal year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they issued their report, we did not have access to sufficient committed capital to meet our anticipated needs in the event Landmark exercised some or all of its rights to accelerate payment under our obligations to Landmark. See "Liquidity and Capital Resources."

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

      WE MAY BE HARMED IF RETAILERS REFUSE TO ACCEPT ELECTRONIC PRINT-AT-HOME COUPON OR IF OUR ADVERTISERS FAIL TO HONOR THEIR PROMOTIONS ON OUR WEB SITE OR TO COMPLY WITH APPLICABLE LAWS

      Our success depends largely upon retailers honoring our electronic and printed coupons and upon advertisers reliably delivering and accurately representing the listed goods and services. Some traditional retailers may not readily accept computer-generate coupons as valid, in part because of their cashiers' lack of familiarity with them and the risk that coupons can be counterfeited. We have occasionally received, and expect to continue to receive, complaints from our members about retailers' failure to honor our coupons. If such complaints become more common and/or costly to our members, these complaints may be accompanied by requests for reimbursement or threats of legal action against us. Any resulting reimbursements or related litigation could be costly for us, divert management attention, or increase our costs of doing business. In addition, our advertisers' promotion of their goods and services may not comply with federal, state and local laws. Our role in facilitating advertisers' sales activities may expose us to liability under these laws. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our web site or business processes, discontinue some of our services or otherwise spend resources to limit our liability.

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

      During the second half of 2003 and the first quarter of 2004, we experienced an increase in advertising rates that have resulted in lower advertising activity. While this was offset by subsequent increases in our own rates and by temporary seasonal fluctuations during the end of the third quarter through the middle of the fourth quarter of 2003, we do face a potential long-term risk of a diminished difference between the price we pay for advertising and the price for which we can sell advertising should advertising rates continue to increase over the long term.

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

      Due to the proliferation of unsolicited e-mail, many ISPs are developing technologies to limit or eliminate the delivery of unsolicited e-mail to their members. Although we send e-mail only to those members who specifically have requested we do so, the technologies currently in use or those being developed, such as e-mail surcharges (electronic stamps, ISP-approved lists of legitimate and recognized mailers ("white lists"), or e-mail sender password verifications), may not respect the choice made by our members. We, along with others in the industry that send e-mail, have at various times during 2003 and 2004 experienced the failure of an ISP to deliver e-mails to their customers who also are our members.

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

      WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE TMS INTO OUR EXISTING
BUSINESS

      On February 6, 2004, we acquired the assets of the Targeted Marketing Services ("TMS") business line from ADS Alliance Data Systems, Inc. with the intention of expanding the paperless coupon and frequent shopper card marketing capabilities of the business. As a result of this acquisition, we have invested and will continue to invest capital in new technology and additional workforce-related costs to operate and expand this business. We may be unable to successfully integrate TMS into our existing business. In addition, we may be unable to maintain or expand our existing relationships with grocery retailers that provide a distribution network for our services. If we are unable to successfully integrate the business or capitalize on our relationships with grocery retailers, we may incur a loss on our investments in TMS.

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

      OUR REPUTATION AND BUSINESS COULD BE DAMAGED IF WE ENCOUNTER SYSTEM INTERRUPTIONS OR CAPACITY LIMITATIONS

      Our web site must be able to handle a high volume of traffic and transactions on our web site. Our database must also handle a large volume of member data and information about members' usage of our web site. The satisfactory performance, reliability and availability of our web site, database systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of members. Our revenues depend on promotional offers being readily available for members and our ability to process their coupon downloads, e-mail responses or other transactions on our web site. Any system interruptions that result in the unavailability of our service or reduced member activity would impair the effectiveness of our service to advertisers. Interruptions of service may also inhibit our ability to attract and retain members, which in turn would hinder our sales and marketing efforts. We have experienced periodic system interruptions, which may occur from time to time in the future.

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

      We rely on a third-party service provider to provide access to our web site and support its operation. Our web site infrastructure is co-located at the suburban Chicago facility of Exodus, a Savvis Communications Corporation data center. Our support arrangement with this provider is for a term of two years and may be canceled on 30 days' notice in certain circumstances. In the event this arrangement is terminated, we may not be able to find alternative service providers on a timely basis, on terms acceptable to us or at all.

      Our success and our ability to attract new members and motivate our members to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system, as well as the servers we use to perform data analysis, are currently located at Exodus. Currently, all site traffic is directed to the Exodus system, and we maintain a redundant version of our entire system at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power losses, telecommunication failures, and other natural disasters or other unanticipated problems. In addition, the backup system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in or degradation of our services. We maintain business interruption insurance, but it may not adequately compensate us for resulting losses.

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

      PATENTS

      Although we have two issued United States patents and three pending United States patent applications directed to different aspects of our technology and business processes:

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

      . our pending patent applications for a "System and Method of Generating Sales Leads by Way of a Computer Network," a "System and Method of Using Web Beacons to Determine Browsing Behavior Based on Demographic and/or Psychographic Make up," and "Secure Promotions" may not result in the issuance of any patents;

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

      We may not prevent others from infringing on our patents and using our proprietary rights. Furthermore, one company we sued and an affiliate of that company have filed lawsuits against us that are still pending, and those lawsuits seek damages against us and further seek to prevent us from using features of our system or business. The plaintiffs in those lawsuits and another company we sued in the past are taking steps in the United States Patent and Trademark Office to contest our patent rights. On May 2, 2000, the United States Patent and Trademark Office granted the request for re-examination of our patent. Therefore, our United States Patent No. 5,761,648, "Interactive Marketing Network and Process Using Electronic Certificates" (the "'648 Patent") will be re-examined. The re-examination may result in the '648 Patent being narrowed in scope or declared invalid. A decision by the United States Patent and Trademark Office to either narrow the scope of the '648 Patent or declare the '648 Patent invalid may seriously harm our business.

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

      WE MAY NOT BE ABLE TO CONTINUE TO ATTRACT, ASSIMILATE AND RETAIN HIGHLY SKILLED PERSONNEL

      Our future success depends on the continued services of our senior management and other key sales and technical personnel. Our future success also depends on our ability to identify, attract, retain and motivate highly skilled employees. Competition for the best employees in our industry remains intense. We have occasionally encountered, and may continue to encounter, difficulties in hiring and retaining highly skilled employees, particularly qualified software developers for our web site and database systems. We may be unable to retain our key employees or identify, attract, assimilate or retain other highly qualified employees in the future.

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

      Laws and regulations that apply to Internet advertising and communications and Internet users' privacy are becoming more prevalent. For example, the United States Congress and Federal Trade Commission have adopted laws and regulations regarding the online collection and use of information from children and the content of Internet communications, and the United States Congress as well as various states regulate e-mail marketing and online privacy. However, even in areas where there has been some legislative action, the laws governing the Internet remain largely unsettled. There is no single government body overseeing our industry, and some existing state laws have different and sometimes inconsistent application to our business. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, taxation, determination of proper state jurisdiction taxation and the need to qualify to do business in a particular state, apply to the Internet, Internet advertising and online activities in general. Also, we have conducted and expect to continue to conduct trivia quizzes and other contests and sweepstakes on our web site, which may be subject to gaming and sweepstakes laws. Our attempts to comply with these laws may be inadequate, in part because the effect of these laws on our activities is often unclear. In addition, since our web site can be accessed from foreign counties, our business may be subject to foreign laws and regulations. Activities that may be acceptable in the United States may not be acceptable in foreign jurisdictions.

      We expect that regulation of the Internet and Internet advertising will intensify. New laws could slow the growth in Internet use and otherwise adversely affect the Internet as a commercial medium, which would harm our business. Due to the proliferation of unsolicited email, the United States Congress passed the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM"). Additionally, a number of proposals to restrict the collection of information about Internet users and to tax Internet-based transactions are under consideration by federal, state, local and foreign governmental organizations. A three-year federal moratorium on new taxes on Internet access expired in October 2001, and was extended in November 2001 for two years. This moratorium expired November 1, 2003, and the future status of taxes on Internet transactions is uncertain. There is no federal law preempting state tax laws or the levy of state sales taxes to online e-commerce activities. The taxation of online transactions or other new regulations could increase our costs of doing business or otherwise harm us by making the Internet less attractive for consumers and businesses. The application of existing laws such as those governing intellectual property and privacy to the Internet and Internet advertising lends additional uncertainty to our business.

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

      OUR STOCKHOLDERS COULD SUFFER SUBSTANTIAL DILUTION AS A RESULT OF OUTSTANDING PREFERRED STOCK, WARRANTS AND STOCK OPTIONS AND NEW ISSUANCES OF PREFERRED STOCK AND WARRANTS, AND OUR STOCK PRICE MAY DECLINE IF A LARGE NUMBER OF SHARES ARE SOLD OR THERE IS A PERCEPTION THAT SUCH SALES COULD OCCUR

      As of May 1, 2004, we had a total of 179,078,777 shares of Series B and Series C Preferred Stock issued and outstanding. Under the terms and conditions of the Series B and Series C Preferred Stock, these shares are convertible into an equal number of shares of our common stock at the holder's option. In addition, as of May 1, 2004, we had an outstanding warrant exercisable for 12,189,907 shares of our common stock (exercisable for 11,950,890 shares of our common stock as of March 31, 2004) and outstanding stock options exercisable for 7,794,002 shares of our common stock. Also, we continue to issue additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Note. Our stockholders may suffer substantial additional dilution as a result of the issuance of additional shares of preferred stock and warrants. Further-more, our stock price may decline as a result of sales of a large number of the shares of common stock issuable upon conversion or exercise of the preferred stock, warrants and/or stock options or the perception that such sales could occur.

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

      . the expiration, on November 12, 2003, of the covenant restriction by which Landmark had agreed it would not take action to cause us to become a privately-held company (such covenant was contained in an agreement among certain of our stockholders and Landmark);

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

      .    changes in our liquidity position;

      .    changes in key personnel;

      . future sales of our common stock, including sales of common stock issued upon conversion of our Series B Preferred Stock, Series C Preferred Stock, or exercise of outstanding warrants or options;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at March 31, 2004. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio are cash or cash equivalents, the related income would not be significantly impacted by increases or decreases in interest rates due to the short-term nature of our investment portfolio and we believe our portfolio is at fair value. If market rates were to increase immediately by 10% from levels on March 31, 2004, the fair value of this investment portfolio would increase by an immaterial amount. If market rates were to decrease immediately by 10% from levels on March 31, 2004, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. As of March 31, 2004, we had only fixed rate debt.

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


ITEM 4.  CONTROLS AND PROCEDURES

      Based upon an evaluation of our disclosure controls and procedures performed by our management, with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we issue or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      A control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

      There was not any change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are currently a defendant in two patent infringement lawsuits.
For a further discussion of legal proceedings, see "Part I. Item 3. - Legal Proceedings" in our Annual Report on Form 10-K for the year ended
December 31, 2003, as filed with the SEC, and the update below.

      Currently, we are also involved in other legal proceedings arising in the ordinary course of business, none of which is expected to have a material effect on our financial position or results of operations.

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


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On January 1, 2004, a dividend in the amount of 3,192,594 shares of Series B Preferred Stock was declared and paid to the holders of our Series B Preferred Stock.

      As of March 31, 2004, a dividend in the amount of 3,256,446 shares of Series B Preferred Stock accrued, but had not been declared to the holders of our Series B Preferred Stock. We declared and paid those dividends on April 1, 2004.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      At March 31, 2004, we were not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement which cannot be cured, as the Senior Secured Loan and Grid Note have cross-default provisions and are cross-collateralized include:

..     our failure to achieve a prescribed amount of billings during 2002;
      and

..     our failure to maintain a minimum level of working capital and ratio of cash, cash equivalents and certain receivables over current liabilities; and

..     our failure to maintain a minimum ratio of total indebtedness over tangible net worth.

      Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $6,265, as currently payable as of March 31, 2004.

ITEM 5.  OTHER INFORMATION

      On April 12, 2004, R. Bruce Bradley resigned from our Board of Directors. Mr. Bradley's resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices.
Michael W. Alston has replaced Mr. Bradley on the Board of Directors, as one of Landmark's designees, as disclosed in our definitive proxy statement filed on April 30, 2004.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of
                  2002).

           31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of
                  2002).

           32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).


      (b)  Reports on Form 8-K:

                 On February 6, 2004, we filed a Current Report on
           Form 8-K with the SEC in which we furnished under Items 7, 9 and 12, information regarding our results of operations and financial position as of, and for the three-month period ended December 31, 2003.

                 On February 20, 2004, we filed a Current Report on Form 8-K with the SEC in which we provided under Items 2 and 7, information regarding our acquisition of the TMS business line of ADS pursuant to an Asset Purchase Agreement dated as of February 6, 2004 with ADS.

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COOLSAVINGS, INC.


Dated:     May 13, 2004           /s/ Matthew Moog
                                  -----------------------------------
                                  Matthew Moog
                                  President and Chief Executive Officer
                                  (duly authorized officer)



Dated:     May 13, 2004           /s/ David B. Arney
                                  -----------------------------------
                                  David B. Arney
                                  Senior Vice President of Operations
                                  and Chief Financial Officer
                                  (principal financial and
                                  accounting officer)