Form 10-Q
period 2004-06-30
COOLSAVINGS INC
filed 2004-08-16
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

Number of shares of common stock, $0.001 par value per share, outstanding as of July 31, 2004: 39,232,977. (This number represents the number of shares that are required to be reported here. The accompanying report describes additional shares of common stock that are issuable upon conversion of outstanding shares of preferred stock and the exercise of outstanding warrants and outstanding stock options.)

                                    INDEX



PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets
              June 30, 2004 (Unaudited) and
              December 31, 2003. . . . . . . . . . . . . . . . .       3

            Statements of Operations (Unaudited)
              Three and Six Months Ended June 30, 2004
              and 2003 . . . . . . . . . . . . . . . . . . . . .       6

            Statement of Changes in Convertible Redeemable
              Preferred Stock and Stockholders' Deficit
              (Unaudited) Six Months Ended June 30, 2004 . . . .       7

            Statements of Cash Flows (Unaudited)
              Six Months Ended June 30, 2004 and 2003. . . . . .       8

            Notes to Financial Statements (Unaudited). . . . . .       9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . .      19


Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . .      41

Item 4.     Controls and Procedures. . . . . . . . . . . . . . .      42


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . .      42

Item 2.     Changes in Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities. . . . . . . .      42

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . .      43

Item 4.     Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . .      43

Item 5.     Other Information. . . . . . . . . . . . . . . . . .      44

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .      45


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .      46

                              COOLSAVINGS, INC.
                               BALANCE SHEETS
               (in thousands, except share and per share data)
                                 (Unaudited)



                                                JUNE 30,     DECEMBER 31,
                                                  2004           2003
                                              ------------   ------------

                                   ASSETS
                                   ------

Current assets:
  Cash and cash equivalents. . . . . . . . .    $    5,203    $    7,347
  Accounts receivable, net of
    allowance of $931 and $676 at
    June 30, 2004 and December 31, 2003,
    respectively . . . . . . . . . . . . . .         5,548         4,786
  Prepaid assets . . . . . . . . . . . . . .           351           392
  Other assets . . . . . . . . . . . . . . .             1            27
                                                ----------    ----------
        Total current assets . . . . . . . .        11,103        12,552
                                                ----------    ----------

Property and equipment . . . . . . . . . . .         9,433         9,112
Capitalized software costs . . . . . . . . .         1,490         1,490
Capitalized web site costs . . . . . . . . .         3,790         3,599
                                                ----------    ----------
        Total. . . . . . . . . . . . . . . .        14,713        14,201

Less accumulated depreciation
  and amortization . . . . . . . . . . . . .       (11,924)      (11,692)
                                                ----------    ----------
                                                     2,789         2,509

Intangible assets, patents and licenses,
  net of accumulated amortization of
  $511 and $500 at June 30, 2004 and
  December 31, 2003, respectively. . . . . .            19         --

Goodwill . . . . . . . . . . . . . . . . . .           544         --
                                                ----------    ----------

Total assets . . . . . . . . . . . . . . . .    $   14,455    $   15,061
                                                ==========    ==========





















  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                         BALANCE SHEETS - Continued
               (in thousands, except share and per share data)
                                 (Unaudited)



                                                JUNE 30,     DECEMBER 31,
                                                  2004           2003
                                              ------------   ------------

                                 LIABILITIES
                                 -----------

Current liabilities:
  Accounts payable, including amounts
    due to related parties of $38
    and $0 at June 30, 2004 and
    December 31, 2003, respectively. . . . .    $      771    $    1,033
  Accrued marketing expense, including
    amount due to related parties of
    $51 and $68 at June 30, 2004 and
  December 31, 2003, respectively. . . . . .         1,696         1,402
  Accrued compensation . . . . . . . . . . .           892         1,368
  Accrued interest due to related party. . .            85            82
  Accrued expenses, including amounts
    due to related parties of $1,032
    and $962 at June 30, 2004 and
    December 31, 2003, respectively. . . . .         2,258         1,806
  Lease exit cost liability. . . . . . . . .           228           206
  Deferred revenue . . . . . . . . . . . . .           240           484
  Senior secured note payable due to
    related party. . . . . . . . . . . . . .         6,307         6,059
                                                ----------    ----------
        Total current liabilities. . . . . .        12,477        12,440

Long-term liabilities:
  Deferred revenue . . . . . . . . . . . . .           284           114
  Lease exit cost liability. . . . . . . . .         1,038         1,069
  Deferred income tax liability. . . . . . .             6         --
  Other long-term liabilities. . . . . . . .            16         --
                                                ----------    ----------
        Total long-term liabilities. . . . .         1,344         1,183
                                                ----------    ----------
Commitments and contingencies (Note 10)

Convertible redeemable cumulative
  Series B Preferred Stock, $0.001
  par value, 258,000,000 shares
  authorized at June 30, 2004 and
  December 31, 2003 and 166,078,777
  and 159,629,737 issued and
  outstanding at June 30, 2004 and
  December 31, 2003, respectively
  (liquidation preference of $0.1554
  per share at June 30, 2004 and
  December 31, 2003) . . . . . . . . . . . .        25,807        24,805
Convertible redeemable Series C
  Preferred Stock, $0.001 par value,
  13,000,000 shares authorized and
  13,000,000 shares issued and
  outstanding at June 30, 2004 and
  December 31, 2003  (liquidation
  preference of $0.1665 per share at
  June 30, 2004 and December 31, 2003) . . .         1,950         1,950



  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                         BALANCE SHEETS - Continued
               (in thousands, except share and per share data)
                                 (Unaudited)



                                                JUNE 30,     DECEMBER 31,
                                                  2004           2003
                                              ------------   ------------

                            STOCKHOLDERS' DEFICIT
                            ---------------------

Common stock, $0.001 par value per
  share, 379,000,000 shares authorized
  at June 30, 2004 and December 31,
  2003, 39,232,977 and 39,169,270 shares
  issued and outstanding at June 30, 2004
  and December 31, 2003, respectively. . . .            39            39

Additional paid-in capital . . . . . . . . .        70,683        71,855

Accumulated deficit. . . . . . . . . . . . .       (97,845)      (97,211)
                                                ----------    ----------

Total stockholders' deficit. . . . . . . . .       (27,123)      (25,317)
                                                ----------    ----------

Total liabilities, convertible
  redeemable preferred stock and
  stockholders' deficit. . . . . . . . . . .    $   14,455    $   15,061
                                                ==========    ==========



































  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                          STATEMENTS OF OPERATIONS
               (in thousands, except share and per share data)

          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (UNAUDITED)

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,                JUNE 30,
                            ----------------------  ----------------------
                               2004        2003        2004        2003
                            ----------  ----------  ----------  ----------
Revenues:
  e-marketing services . .  $    9,179  $    8,580  $   17,116  $   16,129
  License royalties. . . .          12          66          56         141
                            ----------  ----------  ----------  ----------
Net revenues . . . . . . .       9,191       8,646      17,172      16,270
Cost of revenues . . . . .       1,193         601       1,816       1,389
                            ----------  ----------  ----------  ----------

Gross profit . . . . . . .       7,998       8,045      15,356      14,881
                            ----------  ----------  ----------  ----------
Operating expenses:
  Sales and marketing. . .       4,962       4,560      10,355       8,955
  Product development. . .         940         723       1,952       1,477
  General and
    administrative . . . .       1,548       2,405       3,327       4,632
  Lease exit costs . . . .          60         173         114         408
  Loss on asset
    impairment . . . . . .       --          --          --             81
                            ----------  ----------  ----------  ----------
Total operating expenses .       7,510       7,861      15,748      15,553
                            ----------  ----------  ----------  ----------

Income (loss) from
  operations . . . . . . .         488         184        (392)       (672)

Other income (expense):
  Interest and
    other income . . . . .           7           6          15          25
  Interest expense . . . .        (127)       (117)       (251)       (230)
                            ----------  ----------  ----------  ----------
Total other income
  (expense). . . . . . . .        (120)       (111)       (236)       (205)
                            ----------  ----------  ----------  ----------

Income (loss) before
  income taxes . . . . . .         368          73        (628)       (877)
Income taxes . . . . . . .           4       --              6       --
                            ----------  ----------  ----------  ----------
Net income (loss). . . . .         364          73        (634)       (877)

Cumulative dividend on
  Series B Preferred
  Stock. . . . . . . . . .        (516)       (476)     (1,022)       (944)
                            ----------  ----------  ----------  ----------
Loss applicable to
  common stockholders. . .  $     (152) $     (403) $   (1,656) $   (1,821)
                            ==========  ==========  ==========  ==========

Basic and diluted
  net loss per share . . .  $     0.00  $    (0.01) $    (0.04) $    (0.05)
                            ==========  ==========  ==========  ==========
Weighted average shares
  used in the calculation
  of basic and diluted
  net loss per share . . .  39,232,977  39,101,022  39,225,888  39,097,362
                            ==========  ==========  ==========  ==========
  The accompanying notes are an integral part of the financial statements.

                                                  COOLSAVINGS, INC.
                           STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                              AND STOCKHOLDERS' DEFICIT

                                       FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                                     (UNAUDITED)
                                   (in thousands, except share and per share data)
                                                                             Stockholders' Deficit
                                                             ----------------------------------------------------
                 Series B Redeemable    Series C Redeemable                                              Total
                   Preferred Stock        Preferred Stock        Common Stock      Additional   Accumu-  Stock-
               ---------------------   --------------------  --------------------    Paid-in    lated    holders'
                  Shares     Amount      Shares     Amount     Shares     Amount     Capital    Deficit  Deficit
               -----------   -------   ----------   -------  ----------   -------  ----------  --------  --------

Balances,
 December 31,
 2003. . . .   159,629,737   $24,805   13,000,000    $1,950  39,169,270       $39     $71,855  $(97,211) $(25,317)

Cumulative
 dividend
 declared on
 Series B
 Preferred
 Stock . . .     6,449,040     1,002                                                     (506)               (506)
Cumulative
 dividend
 accrued on
 Series B
 Preferred
 Stock . . .                                                                             (516)               (516)
Stock option
 expense . .                                                                             (160)               (160)
Stock options
 exercised .                                                     63,707                    10                  10
Net loss . .                                                                                       (634)     (634)
               -----------   -------   ----------    ------  ----------      ---      -------  --------  --------
Balances,
 June 30,
 2004. . . .   166,078,777   $25,807   13,000,000    $1,950  39,232,977      $39      $70,683  $(97,845) $(27,123)
               ===========   =======   ==========    ======  ==========      ===      =======  ========  ========




                      The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                          STATEMENTS OF CASH FLOWS
                               (in thousands)

               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (UNAUDITED)


                                                   2004          2003
                                                ----------    ----------
Cash flows provided by (used in)
 operating activities:
  Net loss . . . . . . . . . . . . . . . . .    $     (634)   $     (877)
Adjustments to reconcile net loss to
 net cash (used in) provided by
 operating activities:
    Depreciation and amortization. . . . . .           620         1,145
    Provision for doubtful accounts. . . . .           409           734
    Stock option (credit) expense. . . . . .          (160)          340
    Interest payment in kind . . . . . . . .           251           230
    Write off of website development costs .             2         --
    Increase in deferred tax provision . . .             6         --
    Loss on asset impairment . . . . . . . .         --               81
Changes in assets and liabilities:
    Decrease in restricted certificates
      of deposit . . . . . . . . . . . . . .         --              231
    (Increase) in accounts receivable. . . .        (1,172)         (964)
    Decrease in prepaid and other
      current assets . . . . . . . . . . . .            67           309
    (Decrease) in accounts payable . . . . .          (262)         (311)
    (Decrease) increase in deferred revenue.           (74)          162
    Increase in accrued and other
      liabilities. . . . . . . . . . . . . .           251           137
    Increase in other long-term
      liabilities. . . . . . . . . . . . . .            16         --
    (Decrease) increase in lease exit
      cost liability . . . . . . . . . . . .            (9)           41
                                                ----------    ----------
Net cash flows (used in) provided by
  operating activities . . . . . . . . . . .          (689)        1,258
                                                ----------    ----------

Cash flows used in investing  activities:
  Purchases of property and equipment. . . .          (482)          (20)
  Acquisition of the business assets
    of TMS . . . . . . . . . . . . . . . . .          (574)        --
  Capitalized web site development costs . .          (409)         (252)
  Proceeds from sale of property and
    equipment. . . . . . . . . . . . . . . .         --                3
                                                ----------    ----------
Net cash used in investing activities. . . .        (1,465)         (269)
                                                ----------    ----------

Cash flows provided by financing activities:
  Stock options exercised. . . . . . . . . .            10             1
                                                ----------    ----------
Net cash provided by financing activities. .            10             1
                                                ----------    ----------

Net (decrease) increase in cash. . . . . . .        (2,144)          990
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . .         7,347         4,867
                                                ----------    ----------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . .    $    5,203    $    5,857
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

      Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") have the right to at any time require the Company to redeem any or all of the shares of Convertible Redeemable Series B Preferred Stock held by Landmark and to accelerate payment of obligations under a senior secured note payable due to Landmark. If Landmark chose to exercise these rights, the Company's ability to continue to operate the business would be jeopardized.

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

      In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003. These quarterly results of operations are not necessarily indicative of those expected for the full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

2.    ACQUISITION OF ASSETS OF TARGETED MARKETING SERVICES

      On February 6, 2004, the Company acquired certain assets related to the Targeted Marketing Services ("TMS") business line of ADS Alliance Data Systems, Inc. ("ADS"). TMS was acquired to provide the Company with new and expanded strategic capabilities in the areas of frequent shopper data access and paperless coupon solutions to grocery retailers for consumer packaged goods (CPG) manufacturers. In addition to the assets acquired, the Company contracted for certain data center services, and assumed certain existing customer contracts and service obligations related to the operation of the TMS business line. Among the assets acquired were certain intangible property related to CPG contracts, retail relationships, patent rights, copyrights, trademarks and domain names and an information technology capability necessary to meet existing service obligations. The purchase price was approximately $584, which included $100 paid in cash to the seller and transaction costs of approximately $484. The funds used for the purchase price were provided by the Company's existing working capital.

      The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the Company's financial statements. The Company allocated the purchase price of $584 on a preliminary basis to the assets acquired, based on a fair value assessment performed by an independent appraiser. This allocation is subject to change in future periods as more information becomes available. Based on the preliminary assessment of fair values, the allocation of the purchase price of $584 to the proportionate amount of assets acquired was as follows:

            Customer relationship. . . . . . . . .      $ 20
            Proprietary technology . . . . . . . .        10
            Computer hardware. . . . . . . . . . .        10
            Goodwill . . . . . . . . . . . . . . .       544
                                                        ----
            Total assets acquired. . . . . . . . .      $584
                                                        ====

      The customer relationship, proprietary technology, and computer hardware have been assigned useful lives of ten years, six months, and two years, respectively. All identifiable assets are amortized on a straight-line basis. Goodwill will be tested at least annually or more frequently if circumstances indicate that an impairment may have occurred in accordance with Statement of Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets."

      The Company also paid $93 pursuant to a certain Transition Services Agreement dated February 6, 2004 between the Company and ADS which represented the fair value of certain data hosting and facility services to be provided by ADS to support uninterrupted service during the transition of the TMS business from ADS to the Company. The term of the Transition Services Agreement was for up to six months. Transition expenses totaling $47 and $93 have been expensed in cost of sales in the statement of operations of the Company for the three-month and six-month periods ended June 30, 2004, respectively, as the transition was completed by May 31, 2004.

      In addition, in connection with the acquisition, the Company released ADS from the future royalty payments due to the Company under a pre-existing cross license agreement. The cross license agreement remains in place between ADS and the Company. As of February 6, 2004, the Company had recorded a deferred revenue liability of $351 related to these royalty obligations. This deferred revenue liability is being amortized over the remaining life of the cross license agreement, which expires in 2011. As of June 30, 2004, the deferred revenue liability relating to this agreement was $331.

      The following unaudited pro forma combined financial information combines the historical financial information of CoolSavings and TMS for the three and six months ended June 30, 2004 and June 30, 2003 as if the acquisition had occurred on January 1, 2003. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined business had the entities actually been combined at the beginning of each period presented and had the impact of possible revenue enhancements and expense efficiencies, among other potential positive and negative factors, been considered, nor does it purport to indicate the results which may be obtained in the future.

                                 For the                   For the
                           Three Months Ended       Six Month Period Ended
                                 June 30,                  June 30,
                        ------------------------  ------------------------
                           2004         2003         2004         2003
                        (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                        -----------  -----------  -----------  -----------
Pro forma net
  revenues . . . . . .  $     9,191   $    8,859  $    17,156  $    16,776

Pro forma net
  income (loss). . . .          364       (1,251)      (1,140)      (3,073)

Cumulative dividend
  on Series B
  Preferred Stock. . .         (516)        (476)      (1,022)        (944)

Pro forma loss
  applicable to
  common stock-
  holders. . . . . . .  $      (152)  $   (1,727) $    (2,162) $    (4,017)

Pro forma diluted
  net loss per share .  $      0.00   $    (0.04) $     (0.06) $     (0.10)

Weighted average
  shares used in the
  calculation of
  pro forma diluted
  net loss per share .   39,232,977   39,101,022   39,225,888   39,097,362


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

      The Company recognized credits of $86 and $160 to compensation expense in the three and six months ended June 30, 2004, respectively, in conjunction with grants made under its employee stock option plans. Stock option compensation expense of $340 and $340 was recognized in the three and six months ended June 30, 2003, respectively. The compensation credits and charges were recorded in general and administrative expense and related to stock options previously issued to Steven Golden, a former Chief Executive Officer of the Company. Effective July 30, 2001, the Company entered into a severance agreement with Mr. Golden which changed the terms of his options, requiring that they be accounted for as variable options under APB Opinion Number 25. The compensation expense credits and charges recognized for the three and six months ended June 30, 2004 and 2003 are based upon the difference between the closing price of the Company's stock at the beginning and end of each period. This charge will continue to be adjusted in future periods for increases and decreases in the Company's stock price above the exercise price of $0.50 until the options are exercised, expire, or are forfeited.

      The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." No stock options were issued during the three and six months ended June 30, 2004. Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:
                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,                 JUNE 30,
                             ---------------------   ---------------------
                               2004        2003        2004        2003
                            ----------  ----------  ----------  ----------
Net loss applicable to
  common stockholders,
  as reported. . . . . . .  $     (152) $     (403) $   (1,656) $   (1,821)

(Deduct) Add:  Stock option
  compensation (credit)
  expense. . . . . . . . .         (86)        340        (160)        340

Deduct: Stock-based
  employee  compensation
  expense determined
  under fair value
  based method for all
  awards, net of
  related tax effects. . .         (53)       (371)       (106)       (743)
                            ----------  ----------  ----------  ----------
Pro forma net loss
  applicable to
  common stockholders. . .  $     (291) $     (434) $   (1,922) $   (2,224)
                            ==========  ==========  ==========  ==========

Weighted average shares
  outstanding. . . . . . .  39,232,977  39,101,022  39,225,888  39,097,362

Earnings per share:
  Basic and diluted
  - as reported. . . . . .  $     0.00  $    (0.01) $    (0.04) $    (0.05)

Basic and diluted
  - pro forma. . . . . . .  $    (0.01) $    (0.01) $    (0.05) $    (0.06)


      These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, the timing of additional grants of stock option awards and the number of shares underlying future awards.

      There were no stock options granted during the three and six months ended June 30, 2004 or 2003.

4.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In March 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensus reached by the Task Force in this Issue are effective for reporting periods beginning after March 31, 2004. The Company does not have any participating securities as defined under EITF 03-6. Therefore, this statement did not have any impact on the Company's financial position or results of operations for the three months ended June 30, 2004.

5.    SENIOR SECURED LOAN:

      In 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of the Company's assets and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and additional shares of common stock exercisable under a warrant (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark. At June 30, 2004, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement, which defaults cannot be cured as the Senior Secured Loan have cross-default provisions and are cross-collateralized, include:

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

      These failures constitute events of default. Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, the Company has classified as currently payable as of June 30, 2004 amounts owed pursuant to the Senior Secured Loan which, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totalled $6,392.

      In connection with the Senior Secured Loan, on November 12, 2001, the Company issued to Landmark a warrant to purchase 10,000,000 shares of the Company's common stock (the "Landmark Warrant"). The Landmark Warrant has a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The Landmark Warrant contains a net exercise feature and is exercisable at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The number of shares of the Company's common stock that Landmark is entitled to purchase under the Landmark Warrant increases by two shares of common stock for each dollar of interest accrued and paid-in-kind by the Company on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan as paid-in-kind interest. As of June 30, 2004, the Landmark Warrant was exercisable for 12,189,907 shares of the Company's common stock at an exercise price of $0.50 per share.

6.    REDEEMABLE PREFERRED STOCK:

      a.    Series B Preferred Stock:

      On November 12, 2001, pursuant to a securities purchase agreement between Landmark and the Company, dated July 30, 2001, as amended (the "Securities Purchase Agreement"), the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B preferred stock (the "Series B Preferred Stock") in exchange for cancellation of $10,108 of outstanding indebtedness from the Company to Landmark under the Grid Note (defined below). The Series B Preferred Stock has certain conversion rights (see "c. Conversion of Series B and C Preferred Stock") and bears an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. The holders of the Series B Preferred Stock (Landmark) also have the right to elect not less than a majority of the Company's board of directors.

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

      On October 24, 2002, in connection with a Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets compared to current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 for such shares ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of June 30, 2004, Landmark held 166,078,777 shares (including dividends paid "in-kind") of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), and 10,889,636 shares of common stock, in addition to the warrant to purchase 12,189,907 shares of the Company's common stock described above. At June 30, 2004, dividends in the amount of 3,321,575 shares of Series B Preferred Stock had accrued. For the three months and six months ended June 30, 2004, dividends in the amount of 3,256,446 and 6,449,040 shares of Series B Preferred Stock, respectively, were declared to the holders of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may, at its option, require the Company to redeem all of the issued and outstanding Series B Preferred Stock, which had an aggregate redemption value of $25,807 as of June 30, 2004, at any time.

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

      As of June 30, 2004, the Company had reserved approximately 182,000,000 shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends thereon, and the exercise of the outstanding Landmark Warrant.

      b.    Series C Preferred Stock:

      As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) an aggregate of 13,000,000 shares of $0.001 par value, redeemable Series C preferred stock (the "Series C Preferred Stock)". The Series C Preferred Stock has certain conversion rights (see "c. Conversion of Series B and C Preferred Stock"). The Series C Preferred Stock was issued in exchange for certain notes held by those individuals, the related accrued interest, and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to those individuals. As of June 30, 2004, the Company had reserved 13,000,000 shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock.

      c.    Conversion of Series B and C Preferred Stock

      As of June 30, 2004, the Company had outstanding 39,232,977 shares of common stock, 166,078,777 shares of Series B Preferred Stock, and 13,000,000 shares of Series C Preferred Stock. The shares of both series of preferred stock of the Company are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to anti-dilution provisions set forth in the Company's Certificate of Incorporation. If all the outstanding shares of preferred stock of the Company had been converted into shares of common stock, a total of 218,311,754 shares of common stock would have been outstanding as of June 30, 2004.

7.    IMPAIRMENT OF LONG-LIVED ASSETS AND COSTS ASSOCIATED WITH EXIT
      ACTIVITIES:

      During 2003, following an ongoing assessment of its future expected space requirements, the Company determined that a portion of its unoccupied leased office space and the assets associated with that office space were unnecessary for its future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, the Company recorded an operating expense of $81 in the six months ended June 30, 2003 to write down the assets to their estimated fair value.

      In addition, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded an operating expense of $173 and $408 in the three and six months ended
June 30, 2003, respectively, representing the estimated future lease obligations related to the office space and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.

      During the three and six months ended June 30, 2004, due to changing sublease market conditions and future outlook, the Company revised its estimates of the future net costs associated with office space determined to be unnecessary for it future operations. As a result of these revisions, the Company recorded an operating expense of $60 and $114 in the three and six months ended June 30, 2004, respectively, representing adjustments to the estimated future lease obligations related to the office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.

      For the three and six months ended June 30, 2004 and 2003, lease exit costs consisted of the following:

                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                       (unaudited)          (unaudited)
                                   ------------------   ------------------
                                    2004       2003       2004      2003
                                  --------   --------   --------  --------
Lease obligation, net of
  estimated sub-lease
  income . . . . . . . . . . . .  $     35   $    199   $     64  $    364
Broker commissions and
  other miscellaneous costs. . .     --           (51)     --           (7)
Accretion expense. . . . . . . .        25         25         50        51
                                  --------   --------   --------  --------
Lease exit costs . . . . . . . .  $     60   $    173   $    114  $    408
                                  ========   ========   ========  ========


      At June 30, 2004, the liability associated with the lease exit costs consisted of the following:

                       Balance at    Subsequent                 Balance at
                       December 31,  Accruals,                   June 30,
                          2003          Net       Payments        2004
                       -----------   ----------   --------      ----------
Lease obligation,
 net of estimated
 sub-lease income. . . .  $  1,182     $    120   $   (123)      $  1,179
Broker commissions
 and other trans-
 action costs. . . . . .        93           (6)                       87
                          --------     --------   --------       --------

Total lease exit
  liability. . . . . . .     1,275          114       (123)         1,266

Less: current portion
 of lease exit
 liability . . . . . . .      (206)                                  (228)
                          --------     --------   --------       --------

Long-term lease exit
  liability. . . . . . .  $  1,069                               $  1,038
                          ========                               ========


      Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.

8.    EARNINGS PER SHARE:

      FASB SFAS No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share on both a basic and diluted basis for the three and six months ended June 30, 2004 and 2003. The calculation of diluted net loss per share for the Company excludes shares of common stock issuable upon the exercise of employee stock options and an investor warrant and the conversion of the outstanding preferred stock, as the effect of such exercises and conversions would be anti-dilutive. As of June 30, 2004, there were outstanding options to purchase 7,771,390 shares of common stock, an outstanding investor warrant to purchase 12,189,907 shares of common stock and outstanding preferred stock convertible into 179,078,777 shares of common stock.

                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                    JUNE 30,                JUNE 30,
                                  (Unaudited)             (Unaudited)
                             ---------------------   ---------------------
                               2004        2003        2004        2003
                            ----------  ----------  ----------  ----------
Numerator:
  Net income (loss). . . .  $      364  $       73  $     (634) $     (877)
  Cumulative dividend on
    Series B Preferred
    Stock. . . . . . . . .        (516)       (476)     (1,022)       (944)
                            ----------  ----------  ----------  ----------
  Loss applicable to
    common stockholders. .  $     (152) $     (403) $   (1,656) $   (1,821)
                            ==========  ==========  ==========  ==========

Basic and diluted loss
  per share. . . . . . . .  $     0.00  $    (0.01) $    (0.04) $    (0.05)
                            ==========  ==========  ==========  ==========

Denominator:
  Weighted average
    shares used in the
    calculation of
    basic and diluted
    loss per share . . . .  39,232,977  39,101,022  39,225,888  39,097,362
                            ==========  ==========  ==========  ==========


9.    STOCK OPTION COMPENSATION:

      During the three and six months ended June 30, 2004, the Company did not grant any options to purchase shares of common stock.

10.   COMMITMENTS AND CONTINGENCIES:

      a.    LETTERS OF CREDIT

      On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank ("Wachovia") to collateralize lease deposits required with respect to the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The aggregate amount of letters of credit required to collateralize lease deposits on the Company's office facilities declined to $1,194 as of June 30, 2004, due to the termination of its lease in New York City, and scheduled reductions contained in its lease agreement for the Company's Chicago, Illinois and San Francisco, California facilities. The Landmark Letter of Credit for the Company's Chicago facility was renewed in 2004 for a one-year period ending April 2005. The Landmark Letter of Credit for the Company's San Francisco facility was renewed in 2004 for the period ending July 31, 2004, at which time the letter of credit is no longer required according to the terms of the Company's lease agreement. Landmark may, in its sole discretion, cancel any or all of the Landmark Letters of Credit upon 90 days' written notice to the Company. If the Landmark Letters of Credit expire or are so cancelled, the Company would need to enter into an alternate credit arrangement.

      b.    LONG TERM INCENTIVE PLAN

      Effective January 1, 2003, the Company established the CoolSavings, Inc. Long Term Incentive Plan (the "LTIP"). Employee participation in the LTIP is at the sole discretion of the Company's Board of Directors. LTIP participants are eligible to receive units which may increase in value if the Company achieves certain long term profitability objectives. After vesting, units which have increased in value above the grant price since the date of grant can be redeemed with the Company for cash payments equal to their increase in value. The Company will record an expense during periods in which the value of the outstanding units increases above the grant price. No expense was recorded during the three and six months ended June 30, 2004 or 2003 related to the LTIP.

      c.    LITIGATION

      On November 15, 1999, Catalina Marketing International, Inc. ("Catalina Marketing") filed a lawsuit against the Company in the United States District Court for the Middle District of Florida. The complaint alleged that the Company's systems and methods infringed Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"), and sought to enjoin the Company from further infringing its '041 Patent. The case was transferred to the Northern District, which ruled that the Company did not infringe the '041 patent. On May 8, 2002, the United States Court of Appeals for the Federal Circuit (the "Federal Circuit") affirmed-in-part, reversed-in-part, and vacated-in-part the non-infringement ruling of the Northern District. The case was remanded to the Northern District for further proceedings to determine whether the Company had any liability for infringement of the '041 Patent. On June 25, 2003, the Northern District issued a claim construction ruling construing claim terms in dispute between the parties. As Catalina Marketing agreed with the Company that, based upon the Northern District's construction of several claim terms of the '041 Patent, Catalina Marketing could not establish infringement of the '041 Patent by the Company, on July 10, 2003 the parties asked the Northern District to enter a final judgment of non-infringement in favor of the Company. On September 4, 2003, Catalina Marketing appealed the final judgment of the Northern District to the Federal Circuit; that appeal is currently pending. An unfavorable outcome for the Company is considered neither probable nor remote by the Company's management at this time, and an estimate of possible loss or range of possible losses currently cannot be made.

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

      The pending lawsuit with Supermarkets Online, while pending for over four years, is nevertheless in the pre-trial discovery stage and may not be resolved favorably to the Company. An unfavorable outcome for the Company is considered neither probable nor remote by the Company's management at this time, and an estimate of possible loss or range of possible losses cannot currently be made.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (dollar amounts are shown in thousands)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

      You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations of revenue growth, expense growth, service capability improvements, and the expected impact of strategic investments and other statements regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "target," "forecast," "anticipate," "believe," "will," "expect," and similar expressions. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this Quarterly Report on Form 10-Q, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation, our ability to secure financing to meet our long-term capital needs, our ability to protect our patents, trademarks and proprietary rights, our successful introduction of new services and features, our ability to add new members, our ability to continue to attract, assimilate and retain highly skilled personnel, our ability to secure long-term contracts with existing advertisers and attract new advertisers, our ability to add new members, our ability to successfully integrate Targeted Marketing Services ("TMS") with our existing business, and our ability to compete successfully against current and future competitors. For a discussion of these and other risks, uncertainties and other factors which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, see "Risk Factors" below.

      We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws. You should not place undue reliance on any such forward-looking statements.

OVERVIEW AND RECENT DEVELOPMENTS

      We are an online direct marketing and media company with a database of approximately 10.2 million active consumers who have taken at least one action on our web site in the last 12 months. We help marketers reach their target consumers by leveraging our broad marketing network, sophisticated analytics and proprietary technology. Our mission is to be the leading provider of promotional offers to consumers, while most effectively connecting marketers to their best customers. Using our services, marketers drive sales and customer traffic to their stores, web sites, catalogues or call centers by taking advantage of a wide variety of highly targeted marketing services, including lead generation, couponing, targeted e-mail, category newsletters, direct mail, product sampling and banner advertisements. In addition, our proprietary database technology and analytical tools track consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with a wide range of sophisticated consumer data which they may use to make smarter marketing decisions.

      Our web site, coolsavings.com, and our Marketing Network offer consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including national retailers, consumer packaged goods manufacturers, media and publishing companies, and travel and financial service providers.

      For the year ended December 31, 2003, and for the first time in our history, we recorded net income rather than a net loss. In addition, we recorded net income in the second quarter of 2004. The second quarter of 2004 also represented our strongest revenue quarter since the fourth quarter of 2000. Despite this performance, we recorded a net loss for the first half of 2004 due primarily to the impact of seasonality on our revenues in the first quarter, the increased cost of online advertising, the increase in payroll and payroll-related expenses associated with the TMS acquisition as described below, and the costs of investments we are making in new service offerings. In the second quarter of 2004, we experienced negative cash flows from operations due primarily to the increase in the cost of online advertising and an increase in our trade receivables. We recorded positive cash flows from operations for the seven consecutive quarters prior to the second quarter of 2004. We expect to generate sufficient cash flow from operations to meet our ongoing operating cash needs for the foreseeable future, excluding any potential acquisitions that may require significant cash outlays, or any accelerated payments under our obligations to Landmark that Landmark has the right to demand.

       On February 6, 2004, we acquired certain assets of TMS business line of ADS Alliance Data Systems, Inc. ("ADS"). This acquisition provides our company with new and expanded strategic capabilities in the area of frequent shopper card and paperless coupon solutions to grocery retailers and consumer package goods ("CPG") manufacturers. We are expanding the capabilities of this business into a new service offering, Grocery Solutions, and have invested and plan to continue to invest capital and work-force related costs to operate this business and integrate it into our existing business. In the first half of 2004, we incurred an estimated $475 in expenses in excess of revenues related to this acquisition.

      In late March 2004, we enhanced our Marketing Network with the addition of a new Lead Generation Service offering, a distribution network of other web properties for lead generation offers. This Lead Generation Service became fully operational in the second quarter of 2004. This new Lead Generation Service enables us to deliver targeted, highly qualified permission-based leads to marketers. In addition to our expectation that this service will provide additional revenue, we have incurred and paid and expect to incur and pay expenses related to network partner fees in conjunction with this new service. These fees are recorded in cost of revenues in our statement of operations. We are continuing to develop new technology and business relationships to support this new service offering.

      On April 1, 2004, we declared and paid a dividend in the amount of 3,256,446 shares of Series B Preferred Stock to the holders of our Series B Preferred Stock. As of June 30, 2004, dividends in the amount of 3,321,575 shares of Series B Preferred Stock had accrued "in-kind" on the outstanding shares of Series B Preferred Stock. We declared and paid those dividends on July 1, 2004. The Series B Preferred Stock issued is redeemable at Landmark's option at any time. The Series B Preferred Stock also is convertible into common stock at any time. As of June 30, 2004, Landmark held 166,078,777 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), convertible into an equal number of shares of common stock, and held a Landmark Warrant to purchase 12,189,907 shares of our common stock.

CRITICAL ACCOUNTING POLICIES

      The financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America. However, certain of our accounting policies, which we refer to as our "critical accounting policies," are particularly important to the portrayal of our financial position and results of operations and require application of management's judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. Management bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances. Management considers the following to be our critical accounting policies:

      .     revenue recognition

      . estimation of sales credits and the allowance of doubtful accounts

      .     capitalization of web site development costs

      .     valuation of long-lived and intangible assets

      .     measurement of lease exit liability

      .     valuation of deferred tax assets

      .     valuation of stock-based compensation

      For a discussion of these critical accounting policies, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC.

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

      .     the number of leads generated;

      .     the number of emails delivered; and

      .     promotion set-up fees.

      Our pricing depends upon a variety of factors, including the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences used to select the audience for an offer.
Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and permit either party to terminate the contract upon 30 days' advance written notice. In the three-month period ended June 30, 2004, our largest advertiser accounted for approximately 3.9% of our revenues and our top five advertisers together accounted for approximately 16.9% of our revenues, as compared to 4.6% and 18.3%, respectively, in the same periods of 2003. In the six-month period ended June 30, 2004, our largest advertiser accounted for approximately 3.9% of our revenues and our top five advertisers together accounted for approximately 16.7% of our revenues, as compared to 4.5% and 15.5%, respectively, in the same periods of 2003.

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

      LICENSING REVENUE

      We license portions of our intellectual property, including our issued patents, to third parties. Approximately 0% and 1% of our revenue was generated from royalty and license fees and other miscellaneous sources during the three-month periods ended June 30, 2004 and 2003, respectively. We expect to generate substantially lower licensing revenue in 2004 as compared to prior years as a result of our acquisition of the assets of TMS and our related release of payment obligations by ADS to us (See Note 2 in the Notes to the Financial Statements).

EXPENSES

      COST OF REVENUES

      Our cost of revenues consists primarily of Internet connection charges, web site equipment depreciation, salaries and related benefits of operations personnel, fulfillment costs related to member loyalty incentives, partner fees related to our distribution network for lead generation offers, transition fees related to the TMS acquisition, and other operations costs directly related to revenue generation.

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

      LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT

      Lease exit costs and loss on asset impairment charges reflect costs associated with our determination that a significant portion of our leased office space was unnecessary for our future operations. During 2003 and the first half of 2004, we recorded lease exit costs representing the present value of estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.
These estimates are revised as market conditions and future outlooks change.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      NET REVENUES

      Net revenues increased 6% to $9,191 in the three-month period ended June 30, 2004 from $8,646 in the three-month period ended June 30, 2003. The revenue increase was attributable to a 28% increase in the amount of revenue per action taken by our members, partially offset by a 22% decline in the number of actions taken by our members primarily as a result of a 36% decrease in new member registrations. We believe the increase in revenue per action taken resulted from higher quality content from leading brands, improvements in pricing and yield through enhanced inventory management, and enhanced site usability for our members.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues increased to $1,193 in the three-month period ended June 30, 2004, from $601 in the three-month period ended June 30, 2003. Gross profit decreased as a percentage of net revenues to 87% in the three-month period ended June 30, 2004, from 93% in the three-month period ended June 30, 2003. The decrease in gross profit was primarily due to $470 in partner fee expenses related to our new distribution network for lead generation offers incurred in the second quarter of 2004, as compared to $0 in the same period of 2003. Our new distribution network for lead generation offers became fully operational during the second quarter of 2004. With the growth of this network, we expect cost of revenues, as a percentage of net revenues, to increase due to payments to be made to the partners in our network. We also incurred $84 related to the transitioning of certain data hosting and facility services of TMS. No similar expenses were incurred in the same period of 2003.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses increased to $4,962, or 54% of net revenues in the three-month period ended June 30, 2004, from $4,560, or 53% of net revenues, in the three-month period ended June 30, 2003. The $402 increase in sales and marketing expenses was primarily due to higher workforce related expenses of $221, due primarily to an increase in the number of employees, and higher marketing promotions expenses of $101, along with higher public relations expenses of $28 compared to the same period of the prior year.

      PRODUCT DEVELOPMENT. Product development expenses increased to $940, or 10% of net revenues, in the three-month period ended June 30, 2004, from $723, or 8% of net revenues, in the three-month period ended June 30, 2003. The $217 increase in product development expenses was primarily due to an increase in workforce related expenses of $239 related mostly to increases in the number of employees. This increase was partially offset by a $21 decrease in amortization of web site development costs.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1,548, or 17% of net revenues, in the three-month period ended June 30, 2004, from $2,405, or 28% of net revenues, in the three-month period ended June 30, 2003. The $857 decrease in general and administrative expenses was primarily due to an $85 credit recorded in stock option compensation expense in the three month period ended June 30, 2004, compared to an expense of $340 recorded during the same period of 2003 related to options granted to a former CEO. (see note 3 to the Financial Statements). Also, legal fees were $248 lower in the second quarter of 2004 as compared to the same period of 2003 primarily due to lower costs to defend lawsuits filed against us by Catalina Marketing and Supermarkets Online (See note 10 to the Financial Statements). Also contributing to the $857 decrease were lower workforce related expenses of $200, which were due mainly to a decrease in a management bonus accrual.
We also experienced a decrease in depreciation and amortization of approximately $141 due to a significant portion of assets having been fully depreciated by March 31, 2004. Partially offsetting these decreases was an increase in bad debt expense of $135 due to an increase in our estimate of uncollectible receivables, an increase in revenue, and a decrease in the collection of receivables in the first six months of 2003 which had been previously written off, and which were recorded as a reduction to bad debt expense in the first half of 2003. We expect general and administrative expenses, as a percentage of net revenues, to decline during the remainder of 2004 compared to the prior year due to lower legal fees related to intellectual property matters, lower insurance expense and lower depreciation and amortization.

      LEASE EXIT COSTS. During the three months ended June 30, 2004 and 2003, we re-evaluated our future expected space requirements given current market conditions and future outlook and determined that an additional portion of our leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $60 and $173 in the three months ended June 30, 2004 and 2003, respectively, representing an adjustment to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. These estimates are revised quarterly, or as market conditions and future outlook change.

      INCOME FROM OPERATIONS. Our income from operations was $488 for the three-month period ended June 30, 2004, compared to $184 for the same period of 2003. The $304 increase was primarily due to the increase in revenue of $545 reflecting the improvement of revenue per member action taken, a decrease in legal fees of $248, and a decrease in lease exit expense of $113. In addition, we recorded a credit of $85 to stock option compensation expense in the three month period ended June 30, 2004, compared to an expense of $340 recorded during the same period of 2003, related to options granted to a former CEO. Partially offsetting these favorable variances were increases in workforce-related expenses of $305 due to an increase in the number of employees and wage increases, partner fees related to our new distribution network for lead generation offers of $470, bad debt expense of $135, and expenses related to the integration of TMS of $84.

      INTEREST INCOME (EXPENSE), NET. During the three-month period ended June 30, 2004, we incurred net interest expense of $120, as compared to net interest expense of $111 for the three-month period ended June 30, 2003. The difference was attributable to increased interest expense associated with the higher outstanding balance of our Senior Secured Loan.

      INCOME TAXES. During the three-month period ended June 30, 2004, we incurred $4 in income tax expense, as compared to $0 in the three months ended June 30, 2003. The income tax expense in 2004 relates to book/tax differences arising from the amortization of goodwill for tax purposes, but not for book. The goodwill was recorded as a result of the TMS asset acquisition during the first quarter of 2004 (See Note 2 to the Financial Statements). We expect to record income tax expense of approximately $13 for the year 2004 related to the amortization of goodwill for tax purposes.

We do not expect to record income tax expense associated with projected taxable income for 2004 due to existing net operating loss carryforwards.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      NET REVENUES

      Net revenues increased 6% to $17,172 in the six-month period ended June 30, 2004 from $16,270 in the six-month period ended June 30, 2003. The revenue increase was attributable to a 31% increase in the amount of revenue per action taken by our members, partially offset by a 20% decline in the number of actions taken by our members primarily as a result of a 30% decrease in new member registrations. We believe the increase in revenue per action taken resulted from higher quality content from leading brands, improved site management and enhanced usability for our members.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues increased to $1,816 in the six-month period ended June 30, 2004, from $1,389 in the six-month period ended June 30, 2003. Gross profit decreased as a percentage of net revenues to 89% in the six-month period ended June 30, 2004, from 91% in the six-month period ended June 30, 2003, despite the increase in net revenues of $902. The decrease in gross profit was due mainly to $490 in partner fee expenses related to our new distribution network for lead generation offers in the first half of 2004 and $155 in expenses related to the transitioning of certain data hosting and facility services of TMS in 2004. No similar expenses were incurred in the first half of 2003. Partially offsetting these increases was a decrease of $82 related to a direct mail campaign incurred in the first half of 2003. There was no direct mail campaign in the first half of 2004. Also, we experienced a $100 decrease in amortization and depreciation in the first half of 2004 as compared to the first half of 2003 caused by a decrease in capital spending since mid-2001 and certain assets being fully depreciated or amortized as of December 31, 2003. Also, a decrease of $80 in expenses associated with a gift certificate program helped offset the increases in cost of revenues in the first half of 2004.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses increased to $10,355, or 60% of net revenues, in the six-month period ended June 30, 2004, from $8,955, or 55% of net revenues, in the six-month period ended June 30, 2003. The $1,400 increase in sales and marketing expenses was primarily due to higher online advertising expense of $551, higher workforce related expenses of $433, due primarily to an increase in the number of employees, and higher promotions expense of $189 along with higher general other expenses compared to the same period of the prior year. The increase in online advertising expense during the first six months of 2004 occurred despite a 30% decline in the number of new members registered, as compared to the first half of 2003. The increase in online advertising expense was primarily caused by a 57% increase in the cost of acquiring new members due to the increased competition for effective online advertising.

      PRODUCT DEVELOPMENT. Product development expenses increased to $1,952, or 11% of net revenues, in the six-month period ended June 30, 2004, from $1,477, or 9% of net revenues, in the six-month period ended June 30, 2003. The $475 increase in product development expenses was primarily due to an increase in workforce related expenses of $597. Partially offsetting this increase was a decrease in the amount of website amortization of $122 in the first half of 2004, compared to the first half of 2003. A significant portion of our capitalized web site costs are fully amortized.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $3,327, or 19% of net revenues, in the six-month period ended June 30, 2004, from $4,632, or 28% of net revenues, in the six-month period ended June 30, 2003. The $1,305 decrease in general and administrative expenses was primarily due to a credit of $159 to stock option compensation expense in the six month period ended June 30, 2004, compared to an expense of $340 recorded during the same period of 2003, related to options granted to a former CEO (see note 3 to the Financial Statements). Also, legal fees were $440 lower in the second half of 2004 as compared to the same period of 2003 primarily due to lower costs to defend lawsuits filed against us by Catalina Marketing and Supermarkets Online (See note 10 to the Financial Statements). Also contributing to the $1,305 decrease were lower workforce related expenses of $299, which were due mainly to a decrease in a management bonus accrual. We also experienced a decrease in depreciation and amortization of approximately $303 due to the write down and disposal of assets in our office facilities. Partially offsetting these decreases was in increase in bad debt expense of $141.

      LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT. During the six months ended June 30, 2004 and 2003, we re-evaluated our future expected space requirements given current market conditions and future outlook and determined that an additional portion of our leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $114 and $408 in the six months ended June 30, 2004 and 2003, respectively, representing an adjustment to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. These estimates are revised quarterly, or as market conditions and future outlook change.

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

      LOSS FROM OPERATIONS. Our loss from operations was $392 for the three-month period ended June 30, 2004, compared to a loss of $672 for the same period of 2003. The $280 reduction in the loss was primarily due to the increase in revenue of $902 reflecting the improvement of revenue per member action taken, and credits to stock option compensation expense of $159 recorded during the six months ended June 30, 2004, compared to an expense of $340 recorded during the same period of 2003. Partially offsetting these favorable variances were increases in partner fees related to our new distribution network for lead generation offers of $470 and an increase of $553 in online advertising in the first half of 2004 as compared to the first half of 2003.

      INTEREST INCOME (EXPENSE), NET. During the six-month period ended June 30, 2004, we incurred net interest expense of $236, as compared to net interest expense of $205 for the six-month period ended June 30, 2003. The difference was attributable to interest income earned of $20 in the first quarter of 2003 as our certificates of deposit matured. No such interest was earned in 2004.

      INCOME TAXES. During the six-month period ended June 30, 2004, we incurred $6 in income tax expense, as compared to $0 in the six months ended June 30, 2003. The income tax expense in 2004 relates to book/tax differences arising from the amortization of goodwill for tax purposes, but not for book. The goodwill was recorded as a result of the TMS asset acquisition during the first quarter of 2004 (See Note 2 to the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, we had approximately $5,203 in cash and cash equivalents compared to $7,347 at December 31, 2003. Accounts receivable, net of allowances for doubtful accounts, were $5,548 at June 30, 2004 compared to $4,786 at the end of 2003. At the end of the first quarter of 2004, our current liabilities totaled $12,477 compared to $12,440 at the end of 2003.

      Our independent auditors have issued their report on our financial statements for 2003 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to our ability to continue as a going concern. If Landmark elects to exercise some or all of its rights to accelerate payment under our obligations to Landmark, our ability to operate our business will be jeopardized.

      We occasionally enter into contracts where we commit to make guaranteed minimum payments in exchange for certain services. In the first quarter of 2004, we signed such an agreement related to partner fees for our new distribution network for lead generation offers and online advertising fees. The agreement requires that we make total minimum payments of $1,040 through April 2005. As of June 30, 2004, total remaining payments under this agreement were $1,000. Other contractual obligations have not materially changed from those reported in our annual report filed on Form 10-K for the year ended December 31, 2003.

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

      For the six-month period ended June 30, 2004, net cash used in operating activities was $689 due mainly the increase in our trade accounts receivable, driven by higher revenue compared to cash collections. Net cash provided by operating activities in the six-month period ended 2003 was $1,258 resulting primarily from increased revenues, improved cash collections, ongoing control or cash outlays, and the return of restricted certificates of deposit of $231 associated with the collateral on our Letters of Credit.

      Net cash used in investing activities was $1,465 in the six-month period ended June 30, 2004 as compared to $269 for the same period of 2003. Net cash used in investing activities in the first quarter of 2004 resulted primarily from amounts used in the acquisition of TMS, the purchase of computer equipment, and amounts used in developing our web site. Net cash used in investing activities in the first half of 2003 resulted from amounts used in developing our web site.

      Net cash provided by financing activities was $10 in the six months ended June 30, 2004 as compared to $1 for the same period of 2003. Net cash provided by financing activities in both periods resulted from the exercise of employee stock options.

      Since our inception, we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In June and July 2001, we received proceeds of $5,000 from loans to us by Landmark (the "Senior Secured Loan"). The Senior Secured Loan is payable on June 30, 2006 and bears interest at the rate of 8.0% per annum and is secured by a lien on all of our assets. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after its third anniversary if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of Landmark. At June 30, 2004, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the Senior Secured Loan including accrued interest is immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $6,392, as currently payable as of June 30, 2004.

      In connection with the Senior Secured Loan, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part immediately. The Landmark Warrant contains a net exercise feature and was exercisable for 10,000,000 shares of our common stock at an exercise price of $0.50 per share at November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The number of shares exercisable under the Landmark Warrant automatically increases by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. As of June 30, 2004, the Landmark Warrant was exercisable for 12,189,907 shares of our common stock.

      The Series B Preferred Stock issued is redeemable at Landmark's option at any time. As of June 30, 2004, Landmark held 166,078,777 shares (including dividends paid "in-kind") of Series B Preferred Stock at an aggregate redemption value of $25,807 (and has rights with respect to accrued dividends thereon), 10,889,636 shares of common stock, and a Landmark Warrant to purchase 12,189,907 shares of our common stock. Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on issued Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrant. The number of shares subject to the Landmark Warrant will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

      Effective August 31, 2002, we entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On our behalf, Landmark has applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1,559 from Wachovia Bank to collateralize lease deposits on our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Letters of Credit. We have secured these obligations with a lien on all of our assets. If we fail to pay Landmark any amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest will accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. The aggregate amount of letters of credit required to collateralize lease deposits on our office facilities declined to $1,194 as of June 30, 2004, due to the termination of our lease in New York City, and scheduled reductions contained in our lease agreement for our Chicago, Illinois and San Francisco, California facilities. The Landmark Letter of Credit for our Chicago facility was renewed in 2004 through April 2005. The Landmark Letter of Credit for our San Francisco facility was renewed in 2004 through July 2004, at which time the letter of credit was no longer required according to the terms of our lease agreement. Landmark may, at its sole discretion, cancel the Landmark Letters of Credit on 90 days written notice to us. If the Landmark Letters of Credit expire or are cancelled, we will need to enter into an alternate credit arrangement. If an alternate arrangement is not available when required or is not available on acceptable terms, our business, results of operations and financial condition may be materially adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2004, Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share. The consensus reached by the Task Force in this Issue are effective for reporting periods beginning after March 31, 2004. The Company does not have any participating securities as defined under EITF 03-6. Therefore, this statement did not have any impact on the Company's financial position or results of operations for the three-month period ended June 30, 2004.

RISK FACTORS

      You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.

      WE HAVE A HISTORY OF NET LOSSES

      We incurred net losses and negative cash flows in all years prior to 2003, and we incurred a net loss and negative cash flow in the first half of 2004 of $634 and $689, respectively. As of June 30, 2004, our accumulated deficit was $97,845. We may not be able to achieve or sustain profitability or positive operating cash flows in the future.

      WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

      At June 30, 2004, we had $5,203 of cash and cash equivalents. We are in default under the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement") with Landmark. The entire loan plus accrued interest, totaling $6,392 at June 30, 2004, is immediately due and payable at the option of Landmark. Furthermore, Landmark could at any time require us to redeem any or all of the shares of Series B Preferred Stock held by Landmark, which had an aggregate redemption value of $25,807 as of June 30, 2004. Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain continuing financing to meet our long-term capital needs, we may be unable to operate our business.

      We have received a report from our independent auditors for our fiscal year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they issued their report, we did not have access to sufficient committed capital in the event Landmark exercises some or all of its rights to accelerate payment under our obligations to Landmark. See "Liquidity and Capital Resources."

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

      INTELLECTUAL PROPERTY LITIGATION AGAINST US CONTINUES TO BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

      We expect that, as the number of services and competitors in Internet advertising and direct marketing grows, we will be increasingly subject to intellectual property infringement, unfair competition and related claims against us. Third parties may also seek to invalidate our United States Patents, No. 5,761,648, entitled "Interactive Marketing Network and Process Using Electronic Certificates," and No. 5,855,007, entitled "Electronic Coupon Communication System." Currently, we are a defendant in two lawsuits filed by a competitor, each of which alleges that our technology or business methods infringe on the competitor's patent. The lawsuits seek, among other things, to prevent us from using methods that allegedly violate the competitor's patents. In addition, competitors have in the past, and may in the future, name our customers as defendants in these suits, which may cause these customers to terminate their relationships with us. Our efforts to defend these actions may not be successful. Our failure to prevail in this litigation could result in:

      . our paying monetary damages, which could be tripled if the infringement is found to have been willful;

      . an injunction requiring us to stop offering our services in their current form;

      . our having to redesign our technology and business methods, which could be costly and time-consuming, even where a redesign is feasible; or

      . our having to pay fees to license intellectual property rights, which may result in higher operating costs.

      Because of the ongoing technical efforts of others in our market and the ongoing introduction of our technology, we may continue to be involved with one or more of our competitors in legal proceedings to determine the parties' rights to various intellectual property, including the right to our continued ownership of our existing patents. Our failure to prevail in these proceedings could harm our business. See "Part II. Item 1 - Legal Proceedings"

      We cannot predict whether other third parties will assert claims of infringement or similar charges against us, or whether any past or future claims will harm our business. We believe that participants in our market increasingly are attempting to obtain patent protection for their business methods. We cannot predict when or if patents will result from these efforts, or whether any of these third parties' patents will cover aspects of our business. The details of currently pending United States patent applications are not publicly disclosed until either the patent is issued or 18 months from filing, depending on the application filing date. Any third-party claim, with or without merit, could be time-consuming, result in costly litigation and damages, cause us to reduce or alter our services, delay or prevent service enhancements or require us to enter into royalty or licensing agreements.

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

      During the second half of 2003 and the first half of 2004, we experienced an increase in advertising rates that have resulted in lower advertising activity. We face the potential risk of a diminished difference between the price we pay for advertising and the price for which we can sell advertising should advertising rates continue to increase over the long term.

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

      Many of our members use e-mail services provided by one of the relatively small number of large ISPs. If one or more of those ISPs fails to deliver our e-mail transmissions, our inability to communicate with those members could harm our business. In addition, if one or more of those ISP's adopt electronic stamp technology or a white list, our costs related to e-mail delivery may increase substantially. In any of these situations, we may not be able to send the volume of e-mail requested by an advertiser. Additionally, our inability to communicate with those members may cause them to stop visiting our web site. If our database of e-mail addresses shrinks materially as a result of the failure of one or more ISPs to deliver our e-mail, advertisers may be less willing to purchase our e-mail products and services.

      WE DEPEND ON THE SUCCESSFUL INTRODUCTION OF NEW SERVICES AND FEATURES

      To retain and attract members and advertisers, we believe that we will need to continue to introduce additional services and new features on our web site and marketing network. These new features and services may require us to spend significant funds on product development and on educating our advertisers and consumers about our new service offerings. New services and features may contain errors or defects that are discovered only after introduction. Correcting these defects may result in significant costs, service interruptions, loss of advertisers' and members' goodwill and damage to our reputation. In addition, our successful introduction of new technologies will depend on our advertisers' ability to adapt to using these technologies, over which we have no control. If we introduce a service or feature that is not favorably received, our current members may use our web site and other services less frequently, our existing advertisers may not renew their contracts, and we may be unable to attract new members and advertisers.

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

      WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE TMS INTO OUR EXISTING
BUSINESS

      On February 6, 2004, we acquired the assets of the Targeted Marketing Services ("TMS") business line from ADS Alliance Data Systems, Inc. with the intention of expanding the paperless coupon and frequent shopper card marketing capabilities of the business. As a result of this acquisition, we have invested and will continue to invest capital in new technology and additional workforce-related costs to operate and expand this business. We may be unable to successfully integrate TMS into our existing business. In addition, we may be unable to maintain or expand our existing relationships with grocery retailers that provide a distribution network for our services. If we are unable to successfully integrate the business or capitalize on our relationships with grocery retailers, we may incur a loss on our investment in TMS.

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

      Some people who receive promotions from us may register complaints or initiate legal action against us. In addition, we provide advertisers with aggregate information regarding member demographics, shopping preferences and past behavior. There has been substantial publicity, governmental investigations and litigation regarding privacy issues involving the Internet and Internet-based advertising. To the extent that our data mining and/or other activities conflict with any privacy protection initiatives or if any private or personally identifiable information is inadvertently made public, we may become a defendant in lawsuits or the subject of regulatory investigations relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, our members. Litigation and regulatory inquiries of these types are often expensive and time consuming, and their outcome is uncertain. We may need to spend significant amounts on our legal defense, and senior management may be required to divert its attention from other aspects of our business. Furthermore, a judgment or decree may be entered against us, which could require us to pay damages or to make changes to our present and planned products or services.

      OUR REPUTATION AND BUSINESS COULD BE DAMAGED IF WE ENCOUNTER SYSTEM INTERRUPTIONS

      Our web site must be able to handle a high volume of traffic and transactions on our web site. Our database must also handle a large volume of member data and information about members' usage of our web site and marketing network. The satisfactory performance, reliability and availability of our web site and marketing network, database systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of members. Our revenues depend on promotional offers being readily available for our members and our ability to process their coupon downloads, e-mail responses and other transactions on our web site. Any system interruptions that result in the unavailability of our service or reduced member activity would impair the effectiveness of our service to advertisers. Interruptions of service may also inhibit our ability to attract and retain members, which in turn would hinder our sales and marketing efforts. We have experienced periodic system interruptions, and they may occur from time to time in the future.

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

      We rely on a third-party service provider to provide access to our web site and support its operation. Our web site infrastructure is co-located at the suburban Chicago facility of Exodus, a Savvis Communications Corporation data center. Our support arrangement with this provider is for a term of two years and may be canceled on 30 days' notice in certain circumstances. In the event this arrangement is terminated, we may not be able to find alternative service providers on a timely basis, on terms acceptable to us or at all. Our success and our ability to attract new members and motivate our members to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system, as well as the servers we use to perform data analysis, are currently located at Exodus. Currently, all site traffic is directed to the Exodus system, and we maintain a redundant version of our critical systems at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power losses, telecommunication failures, and other natural disasters or other unanticipated problems. In addition, the system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in or degradation of our services. Our business interruption insurance may not adequately compensate us for resulting losses.

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

      OUR BUSINESS WILL BE HARMED IF OUR ONLINE SECURITY MEASURES FAIL

      Because our efforts to attract and retain members depend, in part, on potential members' expectations of privacy in using our services, our business could be damaged by any security breach of our database or web site. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by these breaches. Someone circumventing our security measures could misappropriate proprietary information, corrupt our database or otherwise interrupt our operations. We could also be subject to liability as a result of any security breach or misappropriation of our members' personal data. This could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, as well as claims based upon other misuses of personal information, such as unauthorized marketing. These claims could result in costly litigation and could limit our ability to attract and retain advertisers and members. Our security measures may fail to prevent security breaches. Any failure to prevent security breaches may damage our reputation and harm our business.

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

      We cannot predict how United States laws and court decisions may impact our patents and other proprietary rights. Any such impact would need to be assessed in the context of a particular situation. We are also uncertain whether countries other than the United States will grant patents for inventions pertaining to Internet-related businesses, or as to the extent of protection those foreign patents would afford if issued. As in the United States, the legal standards applied abroad for intellectual property in Internet-related businesses are evolving and unproven. Any ruling or legislation that reduces the validity or enforceability of our patents may seriously harm our business.

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

      TRADEMARKS, COPYRIGHTS, TRADE SECRETS AND DOMAIN NAMES

      In addition to patents, we rely on a combination of laws and contractual restrictions to establish and protect our proprietary rights. The contractual arrangements and other steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or deter independent third-party development or use of similar intellectual property.

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

      WE MAY NOT BE ABLE TO CONTINUE TO ATTRACT, ASSIMILATE AND RETAIN HIGHLY SKILLED PERSONNEL

      Our future success depends on the continued services of our senior management and other key sales and technical personnel. Our future success also depends on our ability to identify, attract, retain and motivate highly skilled employees. Competition for the best employees in our industry remains intense. We have occasionally encountered, and may continue to encounter, difficulties in hiring and retaining highly skilled employees, particularly qualified software developers for our web site and database systems. We may be unable to retain our current key employees or identify, attract, assimilate or retain other highly qualified employees in the future.

      FEDERAL, STATE AND LOCAL GOVERNMENTS MAY FURTHER REGULATE THE INTERNET, INTERNET ADVERTISING AND PRIVACY, WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS

      The adoption or modification of laws or regulations relating to the Internet, Internet-based advertising and privacy, and the application of traditional legal principles to on-line activities, could harm our business. In particular, our business could be severely damaged by any regulatory restrictions on our collection or use of information about our members.

      Laws and regulations that apply to Internet advertising and communications and Internet users' privacy are becoming more prevalent. For example, the United States Congress and Federal Trade Commission have adopted laws and regulations regarding the online collection and use of information from children and the content of Internet communications, and the United States Congress as well as various states regulate e-mail marketing and online privacy. However, even in areas where there has been some legislative action, the laws governing the Internet remain largely unsettled. There is no single government body overseeing our industry, and some existing state laws have different and sometimes inconsistent application to our business. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, taxation, determination of proper state jurisdiction taxation and the need to qualify to do business in a particular state, apply to the Internet, Internet advertising and online activities in general. Also, we have conducted and expect to continue to conduct trivia quizzes and other contests and sweepstakes on our web site, which may be subject to gaming and sweepstakes laws, the effect of which is often unclear. In addition, since our web site can be accessed from foreign counties, our business may be subject to foreign laws and regulations. Activities that may be acceptable in the United States may not be acceptable in foreign jurisdictions.

      We expect that regulation of the Internet and Internet advertising will intensify. New laws could slow the growth in Internet use and otherwise adversely affect the Internet as a commercial medium, which would harm our business. Due to the proliferation of unsolicited email, the United States Congress passed, and the President signed, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM"), which has caused us to employ certain new procedures in the deployment of our e-mail such as conducting a suppression against the advertisers' e-mail opt out list and thereby causing longer production cycles for sending e-mail for our advertisers. Additionally, a number of proposals to restrict the collection of information about Internet users and to tax Internet-based transactions are under consideration by federal, state, local and foreign governmental organizations. A three-year federal moratorium on new taxes on Internet access expired in October 2001, and was extended in November 2001 for two years. This moratorium expired
November 1, 2003, although the United States Senate passed the "Internet Tax Nondiscrimination Act" on April 29, 2004 which proposes to extend the moratorium until November 1, 2007. Currently, the United States House of Representatives is working on its version of an Internet tax moratorium bill. The future status of taxes on Internet transactions is uncertain. There is no federal law preempting state tax laws or the levy of state sales taxes to online e-commerce activities. The taxation of online transactions or other new regulations could increase our costs of doing business or otherwise harm us by making the Internet less attractive for consumers and businesses. The application of existing laws such as those governing intellectual property and privacy to the Internet and Internet advertising lends additional uncertainty to our business.

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

      . pay dividends on, or purchase, redeem or otherwise acquire for value any shares of our capital stock (with certain exceptions); or

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

      As of August 1, 2004, we had a total of 182,400,352 shares of Series B and Series C Preferred Stock issued and outstanding. Under the terms and conditions of the Series B and Series C Preferred Stock, these shares are convertible into an equal number of shares of our common stock at the holders' option. In addition, as of August 1, 2004, we had an outstanding warrant exercisable for 12,439,123 shares of our common stock (exercisable for 12,189,907 shares of our common stock as of June 30, 2004) and outstanding stock options exercisable for 7,771,390 shares of our common stock. Also, we continue to issue additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and the Senior Secured Note. Our stockholders may suffer substantial additional dilution as a result of the issuance of additional shares of preferred stock and warrants. Furthermore, our stock price may decline as a result of sales of a large number of the shares of common stock issuable upon conversion or exercise of the preferred stock, warrants and/or stock options or the perception that such sales could occur.

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

      The market price of our common stock has been volatile and may be subject to wide fluctuations. Since our public offering in May 2000, the per share price of our common stock has fluctuated from a high of $7.13 per share to a low of $0.03 per share. Factors that might cause the market price of our common stock to fluctuate include, but are not limited to:

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

      .     our ability to meet our earnings forecasts;

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at June 30, 2004. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio are cash or cash equivalents, the related income would not be significantly impacted by increases or decreases in interest rates due to the short-term nature of our investment portfolio and we believe our portfolio is at fair value. If market rates were to increase immediately by 10% from levels on June 30, 2004, the fair value of this investment portfolio would increase by an immaterial amount. If market rates were to decrease immediately by 10% from levels on June 30, 2004, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. As of June 30, 2004, we had only fixed rate debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

      Based upon an evaluation of our disclosure controls and procedures performed by our management, with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      A control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

      There was not any change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are currently a defendant in two patent infringement lawsuits.
For a further discussion of these legal proceedings, see "Part I. Item 3. - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2003, and "Part II. Item 1. - Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, both as filed with the SEC.

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


ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On April 1, 2004, a dividend in the amount of 3,256,446 shares of Series B Preferred Stock was declared and paid to the holders of our Series B Preferred Stock.

      As of June 30, 2004, a dividend in the amount of 3,321,575 shares of Series B Preferred Stock accrued, but had not been declared to the holders of our Series B Preferred Stock. We declared and paid those dividends on July 1, 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      At June 30, 2004, we were not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement which cannot be cured, as the Senior Secured Loan and Grid Note have cross-default provisions and are cross-collateralized include:

..     our failure to achieve a prescribed amount of billings during 2001;
      and

..     our failure to maintain a minimum level of working capital and ratio of cash, cash equivalents and certain receivables over current liabilities; and

..     our failure to maintain a minimum ratio of total indebtedness over tangible net worth.

      Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, we have classified the amounts owed pursuant to the Senior Secured Loan, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $6,392, as currently payable as of June 30, 2004.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our 2004 Annual Meeting of Stockholders on May 26, 2004. Proxies for the annual meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees for directors as listed in the definitive proxy statement of the Company dated as of May 10, 2004, and all of such nominees were elected. At that meeting, the persons elected by the stockholders and the results of the voting are as follows:

                                                          AUTHORITY
                                      VOTES FOR:          WITHHELD:

            Richard H. Rogel          173,651,735               251
            Gary S. Briggs            173,651,735               251
            James S. Correll          173,650,585             1,401
            John Giuliani             173,651,735               251
            Hugh R. Lamle             173,651,735               251
            Matthew Moog              173,646,785             5,201
            Daniel Sherr              173,651,735               251
            Bradley Schram            173,651,735               251

      In addition, pursuant to Landmark's right under the Securities Purchase Agreement, Landmark appointed the following people to serve as directors contemporaneously with the 2004 Annual Meeting of Stockholders:
Michael W. Alston, Guy R. Friddell, III, Karl B. Quist and Debora J. Wilson. Ms. Wilson subsequently resigned from our Board of Directors and was replaced with Landmark's appointment of Joseph G. Fiveash, III. (See "Part II-Item 5 - Other Information"). The terms of all of the above mentioned directors will expire at the 2005 Annual Meeting or until their successors are elected and qualified.

      There were no other proposals which we submitted to our stockholders for approval.

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

      On May 28, 2004, Debora J. Wilson resigned from our Board of Directors. Ms. Wilson's resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices. Joseph
G. Fiveash, III has replaced Ms. Wilson on the Board of Directors, as one of Landmark's designees. Mr. Fiveash serves as the Senior Vice President and General Manager of The Weather Channel Interactive Inc., a wholly owned subsidiary of Landmark Communication, Inc.

      On July 27, 2004, Richard Rogel resigned as Chairman of the Audit Committee of our Board of Directors, though Mr. Rogel is retaining his position as Chairman of our Board of Directors. Mr. Rogel's resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices. John Giuliani, currently a member of our Board of Directors, has been appointed by our Board of Directors to serve on the Audit Committee.

      On August 10, 2004, Hugh R. Lamle resigned as a member of the Audit Committee of our Board of Directors, though Mr. Lamle is retaining his position as a member of our Board of Directors. Mr. Lamle's resignation was not due to any disagreement with us on any matter relating to our operations, policies or practices. Guy R. Friddell, III and Karl B. Quist, both currently serving as members of our Board of Directors, have been appointed by our Board of Directors to serve on the Audit Committee, effective as of August 10, 2004. Mr. Friddell has also been appointed Chairman of the Audit Committee by our Board of Directors.

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

      (b)   Reports on Form 8-K:

                  On April 20, 2004, we filed with the SEC a Form 8-K/A,
            amending a Current Report on Form 8-K we filed on February 20, 2004 under Items 2 and 7, to provide required financial statements and pro forma financial information in connection with our acquisition of the Targeted Marketing Services ("TMS") business line of ADS Alliance Data Systems, Inc.:

            (a)   Financial Statements of Business Acquired

                        Audited financial statements of planetU, Inc. as of
                  December 3, 2002 and for the period January 1, 2002 through December 3, 2002.

                        Audited financial statements of TMS as of
                  December 31, 2002 and for the period December 4, 2002 through December 31, 2002, and as of and for the year ended December 31, 2003.

            (b)   Pro Forma Financial Information

                        Our unaudited pro forma combined balance sheet as
                  of December 31, 2003 and unaudited pro forma combined statement of operations for the year ended December 31, 2003, giving effect to our acquisition of TMS on February 6, 2004 as if it occurred on January 1, 2003.

                  On May 5, 2004, we filed with the SEC a Current Report on
            Form 8-K dated May 4, 2004, in which we furnished under Item 12 information regarding our results of operations for the three-month period ended, and financial condition of, March 31, 2004.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COOLSAVINGS, INC.


Dated:      August 16, 2004         /s/ Matthew Moog
                                    -----------------------------------
                                    Matthew Moog
                                    President and Chief Executive Officer
                                    (duly authorized officer)



Dated:      August 16, 2004         /s/ David B. Arney
                                    -----------------------------------
                                    David B. Arney
                                    Senior Vice President of Operations
                                    and Chief Financial Officer
                                    (principal financial and
                                    accounting officer)