Form 10-Q
period 2004-09-30
COOLSAVINGS INC
filed 2004-11-10
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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

Number of shares of common stock, $0.001 par value per share, outstanding as of September 30, 2004: 39,265,477. (This number represents the number of shares that are required to be reported here. The accompanying report describes additional shares of common stock that are issuable upon conversion of outstanding shares of preferred stock and the exercise of outstanding warrants and outstanding stock options.)

                                    INDEX



PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets
              September 30, 2004 (Unaudited) and
              December 31, 2003 . . . . . . . . . . . . . . . .       3

            Statements of Operations (Unaudited)
              Three and Nine Months Ended
              September 30, 2004 and 2003 . . . . . . . . . . .       6

            Statement of Changes in Convertible Redeemable
              Preferred Stock and Stockholders' Deficit
              (Unaudited) Nine Months Ended
              September 30, 2004. . . . . . . . . . . . . . . .       8

            Statements of Cash Flows (Unaudited)
              Nine Months Ended September 30, 2004 and 2003 . .       9

            Notes to Financial Statements (Unaudited) . . . . .      11


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . .      21


Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . .      41

Item 4.     Controls and Procedures . . . . . . . . . . . . . .      42


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . .      42

Item 3.     Defaults Upon Senior Securities . . . . . . . . . .      43

Item 6.     Exhibits. . . . . . . . . . . . . . . . . . . . . .      43


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .      44

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

                              COOLSAVINGS, INC.
                               BALANCE SHEETS
               (in thousands, except share and per share data)
                                 (Unaudited)



                                             SEPTEMBER 30, DECEMBER 31,
                                                 2004          2003
                                             ------------  ------------

                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents . . . . . . . .    $    5,979    $    7,347
  Accounts receivable, net of allowance
    of $657 and $676 at September 30,
    2004 and December 31, 2003,
    respectively. . . . . . . . . . . . . .         5,508         4,786
  Prepaid assets. . . . . . . . . . . . . .           354           392
  Other assets. . . . . . . . . . . . . . .         --               27
                                               ----------    ----------
      Total current assets. . . . . . . . .        11,841        12,552
                                               ----------    ----------

Property and equipment. . . . . . . . . . .         9,437         9,112
Capitalized software costs. . . . . . . . .         1,490         1,490
Capitalized web site costs. . . . . . . . .         3,911         3,599
                                               ----------    ----------
      Total . . . . . . . . . . . . . . . .        14,838        14,201

Less accumulated depreciation
  and amortization. . . . . . . . . . . . .       (12,053)      (11,692)
                                               ----------    ----------

                                                    2,785         2,509

Intangible assets, patents and licenses,
  net of accumulated amortization
  of $515 and $500 at September 30,
  2004 and December 31, 2003,
  respectively. . . . . . . . . . . . . . .            15         --

Goodwill. . . . . . . . . . . . . . . . . .           569         --
                                               ----------    ----------

Total assets. . . . . . . . . . . . . . . .    $   15,210    $   15,061
                                               ==========    ==========















  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                         BALANCE SHEETS - Continued
               (in thousands, except share and per share data)
                                 (Unaudited)



                                             SEPTEMBER 30, DECEMBER 31,
                                                 2004          2003
                                             ------------  ------------

                                 LIABILITIES
                                 -----------

Current liabilities:
  Accounts payable, including amounts
    due to related parties of $52 and
    $0 at September 30, 2004 and
    December 31, 2003, respectively . . . .    $    1,225    $    1,033
  Accrued marketing expense, including
    amount due to related parties of
    $48 and $68 at September 30, 2004
    and December 31, 2003, respectively . .         2,097         1,402
  Accrued compensation. . . . . . . . . . .           925         1,368
  Accrued interest due to related party . .            87            82
  Accrued expenses, including amounts
    due to related parties of $915 and
    $962 at September 30, 2004 and
    December 31, 2003, respectively . . . .         2,260         1,806
  Lease exit cost liability . . . . . . . .           215           206
  Deferred revenue. . . . . . . . . . . . .           225           484
  Senior secured note payable due to
    related party . . . . . . . . . . . . .         6,435         6,059
                                               ----------    ----------
      Total current liabilities . . . . . .        13,469        12,440
                                               ----------    ----------

Long-term liabilities:
  Deferred revenue. . . . . . . . . . . . .           272           114
  Lease exit cost liability . . . . . . . .         1,011         1,069
  Deferred income tax liability . . . . . .            10         --
  Other long-term liabilities . . . . . . .            10         --
                                               ----------    ----------
      Total long-term liabilities . . . . .         1,303         1,183
                                               ----------    ----------

Commitments and contingencies  (Note 10)

Convertible redeemable cumulative
  Series B Preferred Stock, $0.001 par
  value, 258,000,000 shares authorized
  at September 30, 2004 and December 31,
  2003, and 169,400,352 and 159,629,737
  issued and outstanding at September 30,
  2004 and December 31, 2003, respectively
  (liquidation preference of $0.1554 per
  share at September 30, 2004 and
  December 31, 2003). . . . . . . . . . . .        26,323        24,805
Convertible redeemable Series C Preferred
  Stock, $0.001 par value, 13,000,000
  shares authorized and 13,000,000 shares
  issued and outstanding at September 30,
  2004 and December 31, 2003 (liquidation
  preference of $0.1665 per share at
  September 30, 2004 and December 31,
  2003) . . . . . . . . . . . . . . . . . .         1,950         1,950

  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                         BALANCE SHEETS - Continued
               (in thousands, except share and per share data)
                                 (Unaudited)



                                             SEPTEMBER 30,  DECEMBER 31,
                                                 2004          2003
                                             ------------  ------------

                            STOCKHOLDERS' DEFICIT
                            ---------------------

Common stock, $0.001 par value per share,
  379,000,000 shares authorized at
  September 30, 2004 and December 31,
  2003,  and 39,265,477 and 39,169,270
  shares issued and outstanding at
  September 30, 2004 and December 31,
  2003. . . . . . . . . . . . . . . . . . .           39             39

Additional paid-in capital. . . . . . . . .        70,163        71,855

Accumulated deficit . . . . . . . . . . . .       (98,037)      (97,211)
                                               ----------    ----------

      Total stockholders' deficit . . . . .       (27,835)      (25,317)
                                               ----------    ----------

      Total liabilities, convertible
        redeemable preferred stock and
        stockholders' deficit . . . . . . .    $   15,210    $   15,061
                                               ==========    ==========

































  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                          STATEMENTS OF OPERATIONS
               (in thousands, except share and per share data)

       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (UNAUDITED)



                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                           ----------------------  ----------------------
                              2004        2003        2004        2003
                           ----------  ----------  ----------  ----------
Revenues:
  e-marketing services. . .$    8,952  $    7,977  $   26,068  $   24,106
  License royalties . . . .        12          66          68         207
                           ----------  ----------  ----------  ----------
Net revenues. . . . . . . .     8,964       8,043      26,136      24,313

Cost of revenues. . . . . .     1,525         772       3,341       2,161
                           ----------  ----------  ----------  ----------
Gross profit. . . . . . . .     7,439       7,271      22,795      22,152
                           ----------  ----------  ----------  ----------
Operating expenses:
  Sales and marketing . . .     5,121       4,511      15,476      13,466
  Product development . . .       936         778       2,888       2,255
  General and
    administrative. . . . .     1,421       1,828       4,748       6,460
  Lease exit costs. . . . .        32          18         146         427
  Loss on asset
    impairment. . . . . . .     --          --          --             81
                           ----------  ----------  ----------  ----------
Total operating
  expenses. . . . . . . . .     7,510       7,135      23,258      22,689
                           ----------  ----------  ----------  ----------

Income (loss) from
  operations. . . . . . . .       (71)        136        (463)       (537)

Other income (expense):
  Interest and
    other income. . . . . .        12           6          27          31
  Interest expense. . . . .      (130)       (121)       (381)       (350)
                           ----------  ----------  ----------  ----------
Total other income
  (expense) . . . . . . . .      (118)       (115)       (354)       (319)
                           ----------  ----------  ----------  ----------

Income (loss) before
  income taxes. . . . . . .      (189)         21        (817)       (856)
Income taxes. . . . . . . .        (3)      --             (9)      --
                           ----------  ----------  ----------  ----------
Net income (loss) . . . . .      (192)         21        (826)       (856)

Cumulative dividend on
  Series B Preferred
  Stock . . . . . . . . . .      (526)       (486)     (1,548)     (1,430)
                           ----------  ----------  ----------  ----------

Loss applicable to
  common stockholders . . .$     (718) $     (465) $   (2,374) $   (2,286)
                           ==========  ==========  ==========  ==========





  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                    STATEMENTS OF OPERATIONS - Continued
               (in thousands, except share and per share data)

       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (UNAUDITED)



                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                           ----------------------  ----------------------
                              2004        2003        2004        2003
                           ----------  ----------  ----------  ----------

Basic and diluted
 net loss per share . . . .$    (0.02) $    (0.01) $    (0.06) $    (0.06)
                           ==========  ==========  ==========  ==========

Weighted average shares
  used in the calculation
  of basic and diluted
  net loss per share. . . .39,239,689  39,101,636  39,230,522  39,098,802
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

                                                 COOLSAVINGS, INC.
                          STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                             AND STOCKHOLDERS' DEFICIT

                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                    (UNAUDITED)
                                  (in thousands, except share and per share data)
                                                                           Stockholders' Deficit
                                                           ----------------------------------------------------
                 Series B Redeemable   Series C Redeemable                                             Total
                   Preferred Stock       Preferred Stock       Common Stock      Additional  Accumu-   Stock-
               ---------------------  -------------------- --------------------    Paid-in   lated     holders'
                  Shares     Amount     Shares     Amount     Shares    Amount     Capital   Deficit   Deficit
               -----------   -------  ----------   -------  ----------  -------  ---------- --------   --------

Balances,
 December 31,
 2003 . . . .  159,629,737   $24,805  13,000,000   $ 1,950  39,169,270  $    39     $71,855 $(97,211)  $(25,317)

Cumulative
 dividend
 declared on
 Series B
 Preferred
 Stock. . . .   9,770,615      1,518                                                 (1,022)             (1,022)
Cumulative
 dividend
 accrued on
 Series B
 Preferred
 Stock. . . .                                                                          (526)               (526)
Stock option
 expense. . .                                                                          (160)               (160)
Stock options
 exercised. .                                                   96,207                   16                  16
Net loss. . .                                                                                   (826)      (826)
               -----------   -------  ----------   -------  ----------  -------  ---------- --------   --------

Balances,
 September 30,
 2004 . . . .  169,400,352   $26,323  13,000,000   $ 1,950  39,265,477  $   39   $   70,163 $(98,037)  $(27,835)
               ===========   =======  ==========   =======  ==========  ======   ========== ========   ========



                     The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                          STATEMENTS OF CASH FLOWS
                               (in thousands)

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (UNAUDITED)



                                                  2004          2003
                                               ----------    ----------
Cash flows provided by (used in)
 operating activities:
  Net loss. . . . . . . . . . . . . . . . .    $     (826)   $     (856)
  Adjustments to reconcile net loss to
   net cash (used in) provided
   by operating activities:
    Depreciation and amortization . . . . .           965         1,468
    Provision for doubtful accounts . . . .           462           724
    Stock option (credit) expense . . . . .          (160)          361
    Interest payment in kind. . . . . . . .           381           350
    Write off of website development
      costs . . . . . . . . . . . . . . . .             6         --
    Increase in deferred tax liability. . .            10         --
    Increase in other long-term
      liabilities . . . . . . . . . . . . .            10         --
    Loss on asset impairment. . . . . . . .         --               81
    Loss on equipment disposal. . . . . . .            16         --
 Changes in assets and liabilities:
   Decrease in restricted certificates
     of deposit . . . . . . . . . . . . . .         --              231
   (Increase) in accounts receivable. . . .        (1,184)         (521)
   Decrease (increase) in prepaid and
     other current assets . . . . . . . . .            65           (47)
   Increase (decrease) in accounts
     payable. . . . . . . . . . . . . . . .           192          (221)
   (Decrease) in deferred revenue . . . . .          (101)          (17)
   Increase in accrued and other
     liabilities. . . . . . . . . . . . . .           676           226
   (Decrease) in lease exit cost
     liability. . . . . . . . . . . . . . .           (49)          (11)
                                               ----------    ----------
Net cash flows provided by
  operating activities. . . . . . . . . . .           463         1,768
                                               ----------    ----------

Cash flows used in investing activities:
  Purchases of property and equipment . . .          (585)          (73)
  Acquisition of the business assets
    of TMS. . . . . . . . . . . . . . . . .          (609)        --
  Capitalized web site development costs. .          (660)         (379)
  Proceeds from sale of property
    and equipment . . . . . . . . . . . . .             7             3
                                               ----------    ----------
Net cash used in investing activities . . .        (1,847)         (449)
                                               ----------    ----------












  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                    STATEMENTS OF CASH FLOWS - Continued
                               (in thousands)

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (UNAUDITED)



                                                  2004          2003
                                               ----------    ----------

Cash flows provided by financing
 activities:
  Stock options excercised. . . . . . . . .            16             1
                                               ----------    ----------
  Net cash provided by financing
    activities. . . . . . . . . . . . . . .            16             1
                                               ----------    ----------
Net (decrease) increase in cash . . . . . .        (1,368)        1,320

Cash and cash equivalents,
  beginning of period . . . . . . . . . . .         7,347         4,867
                                               ----------    ----------
Cash and cash equivalents,
  end of period . . . . . . . . . . . . . .    $    5,979    $    6,187
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

                              COOLSAVINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
               (in thousands, except share and per share data)
                                 (UNAUDITED)


1.    BASIS OF PRESENTATION:

      CoolSavings, Inc. ("CoolSavings" or the "Company") is an online direct marketing and media company that provides smarter solutions to connect marketers to their target consumers by leveraging the Company's marketing network, analytic services and proprietary technology. Under the Company's established brand, coolsavings.com, and its newly launched brand, freestylerewards.com, advertisers can deliver, target and track a wide array of promotional programs, including printed and electronic coupons, personalized e-mails, rebates, samples, trial offers, sales notices, and gift certificates and develop loyalty marketing programs to promote sales of products or services in stores or online.

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

      In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial position as of September 30, 2004, its results of operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003. These quarterly results of operations are not necessarily indicative of those expected for the full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

2.    ACQUISITION OF ASSETS OF TARGETED MARKETING SERVICES

      On February 6, 2004, the Company acquired certain assets related to the Targeted Marketing Services ("TMS") business line of ADS Alliance Data Systems, Inc. ("ADS"). TMS was acquired to provide the Company with new and expanded strategic capabilities in the areas of frequent shopper data access and paperless coupon solutions to grocery retailers for consumer packaged goods ("CPG") manufacturers. In addition to the assets acquired, the Company contracted for certain data center services, and assumed certain existing customer contracts and service obligations related to the operation of the TMS business line. Among the assets acquired were certain intangible property related to CPG contracts, retail relationships, patent rights, copyrights, trademarks and domain names and an information technology capability necessary to meet existing service obligations. The purchase price was approximately $609, which included $100 paid in cash to the seller and transaction costs of approximately $509. The funds used for the purchase price were provided by the Company's existing working capital.

      The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the Company's financial statements. The Company allocated the purchase price of $609 to the assets acquired, based on a fair value assessment performed by an independent appraiser as follows:

            Customer relationship . . . . . . .  $ 20
            Proprietary technology. . . . . . .    10
            Computer hardware . . . . . . . . .    10
            Goodwill. . . . . . . . . . . . . .   569
                                                 ----
            Total assets acquired . . . . . . .  $609
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

      The Company also paid $93 pursuant to a certain Transition Services Agreement dated February 6, 2004 between the Company and ADS which represented the fair value of certain data hosting and facility services to be provided by ADS to support uninterrupted service during the transition of the TMS business from ADS to the Company. The term of the Transition Services Agreement was for up to six months. Transition expenses totaling $0 and $93 have been expensed in cost of sales in the statement of operations of the Company for the three-month and nine-month periods ended September 30, 2004, respectively, as the transition was completed by May 31, 2004.

      In addition, in connection with the acquisition, the Company released ADS from the future royalty payments due to the Company under a pre-existing cross license agreement. The cross license agreement remains in place between ADS and the Company. As of February 6, 2004, the Company had recorded a deferred revenue liability of $351 related to these royalty obligations. This deferred revenue liability is being amortized over the remaining life of the cross license agreement, which expires in 2011. As of September 30, 2004, the deferred revenue liability relating to this agreement was $319.

      The following unaudited pro forma combined financial information combines the historical financial information of CoolSavings and TMS for the three and nine months ended September 30, 2004 and September 30, 2003 as if the acquisition had occurred on January 1, 2003. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined business had the entities actually been combined at the beginning of each period presented and had the impact of possible revenue enhancements and expense efficiencies, among other potential positive and negative factors, been considered, nor does it purport to indicate the results which may be obtained in the future.

                                For the                  For the
                          Three Months Ended     Nine Month Period Ended
                              September 30,            September 30,
                       ------------------------ ------------------------
                          2004         2003         2004        2003
                       (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
                       -----------  -----------  ----------- -----------
Pro forma net
  revenues. . . . . . . $    8,964   $    8,112   $   26,120  $   24,888

Pro forma net
  income (loss) . . . .       (192)      (1,074)      (1,332)     (4,147)

Cumulative dividend
  on Series B
  Preferred Stock . . .       (526)        (486)      (1,548)     (1,430)

Pro forma loss
  applicable to
  common stock-
  holders . . . . . . . $     (718)  $   (1,560)  $   (2,880) $   (5,577)

Pro forma diluted
  net loss per share. . $    (0.02)  $    (0.04)  $    (0.07) $    (0.14)

Weighted average
  shares used in the
  calculation of
  pro forma diluted
  net loss per share. . 39,239,689   39,101,636   39,230,522  39,098,802


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

      The Company recognized credits of $0 and $160 to compensation expense in the three and nine months ended September 30, 2004, respectively, in conjunction with grants made under its employee stock option plans. Stock option compensation expense of $21 and $361 was recognized in the three and nine months ended September 30, 2003, respectively. The compensation credits and charges were recorded in general and administrative expense and related to stock options previously issued to Steven Golden, a former Chief Executive Officer of the Company. Effective July 30, 2001, the Company entered into a severance agreement with Mr. Golden which changed the terms of his options, requiring that they be accounted for as variable options under APB Opinion Number 25. The compensation expense credits and charges recognized for the three and nine months ended September 30, 2004 and 2003 are based upon the difference between the closing price of the Company's stock at the beginning and end of each period. This charge will continue to be adjusted in future periods for increases and decreases in the Company's stock price above the exercise price of $0.50 until the options are exercised, expire or are forfeited.

      The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:

                           THREE MONTHS ENDED         NINE MONTHS ENDED
                             SEPTEMBER 30,              SEPTEMBER 30,
                        ----------------------     ----------------------
                          2004         2003         2004          2003
                       ----------   ----------   ----------    ----------
Net loss applicable
  to common stock-
  holders, as
  reported. . . . . .  $     (718)  $     (465)  $   (2,374)   $   (2,286)

Add (Deduct):
  Stock option
  compensation
  expense (credit). .       --              21         (160)          361

Deduct: Stock-
  based employee
  compensation
  expense deter-
  mined under fair
  value based
  method for all
  awards, net of
  related tax
  effects . . . . . .         (53)        (371)        (159)       (1,114)
                       ----------   ----------   ----------    ----------
Pro forma net
  loss applicable
  to common
  stockholders. . . .  $     (771)  $     (815)  $   (2,693)   $   (3,039)
                       ==========   ==========   ==========    ==========

Weighted average
  shares outstanding.  39,239,689   39,101,636   39,230,522    39,098,802

Earnings per share:
  Basic and diluted
  - as reported . . .  $    (0.02)  $    (0.01)  $    (0.06)   $    (0.06)

Basic and diluted
  - pro forma . . . .  $    (0.02)  $    (0.02)  $    (0.07)   $    (0.08)

      These costs may not be representative of the total effects on pro forma reported income for future years. Factors that may also impact disclosures in future years include the attribution of the awards to the service period, the vesting period of stock options, the timing of additional grants of stock option awards and the number of shares underlying future awards.

      There were no stock options granted during the three and nine months ended September 30, 2004. The Company granted 100,000 stock options in the three and nine months ended September 30, 2003.

4.    SENIOR SECURED LOAN:

      In 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of the Company's assets and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and additional shares of common stock exercisable under a warrant (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark. At September 30, 2004, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. The Amended and Restated Loan Agreement and the Senior Secured Loan have cross-default provisions and are cross-collateralized. Defaults, which cannot be cured, under these agreements include:

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

      These failures constitute events of default. Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, the Company has classified as currently payable as of September 30, 2004 amounts owed pursuant to the Senior Secured Loan which, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totaled $6,522.

      In connection with the Senior Secured Loan, on November 12, 2001, the Company issued to Landmark a warrant to purchase 10,000,000 shares of the Company's common stock (the "Landmark Warrant"). The Landmark Warrant has a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The Landmark Warrant contains a net exercise feature and is exercisable at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The number of shares of the Company's common stock that Landmark is entitled to purchase under the Landmark Warrant increases by two shares of common stock for each dollar of interest accrued and paid-in-kind by the Company on a quarterly basis (January 31, April 30, July 31 and October 31) on the Senior Secured Loan as paid-in-kind interest. As of September 30, 2004, the Landmark Warrant was exercisable for 12,439,123 shares of the Company's common stock at an exercise price of $0.50 per share.

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

      On October 24, 2002, in connection with a Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets compared to current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 for such shares ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of September 30, 2004, Landmark held 169,400,352 shares (including dividends paid "in-kind") of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), and 10,889,636 shares of common stock, in addition to the warrant to purchase 12,439,123 shares of the Company's common stock described above. At September 30, 2004, dividends in the amount of 3,388,007 shares of Series B Preferred Stock had accrued but had not been declared. For the three months and nine months ended September, 2004, dividends in the amount of 3,321,575 and 9,770,615 shares of Series B Preferred Stock, respectively, were declared to the holders of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may, at its option, require the Company to redeem all of the issued and outstanding Series B Preferred Stock, which had an aggregate redemption value of $26,323 as of September 30, 2004, at any time.

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

      As of September 30, 2004, the Company had reserved approximately 185 million shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends thereon, and the exercise of the outstanding Landmark Warrant.

      b.    Series C Preferred Stock:

      As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (two of whom are directors of the Company) an aggregate of 13,000,000 shares of $0.001 par value, redeemable Series C preferred stock (the "Series C Preferred Stock)". The Series C Preferred Stock has certain conversion rights (see "c. Conversion of Series B and C Preferred Stock"). The Series C Preferred Stock was issued in exchange for certain notes held by those individuals, the related accrued interest, and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to those individuals. As of September 30, 2004, the Company had reserved 13,000,000 shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock.

      c.    Conversion of Series B and C Preferred Stock

      As of September 30, 2004, the Company had outstanding 39,265,477 shares of common stock, 169,400,352 shares of Series B Preferred Stock, and 13,000,000 shares of Series C Preferred Stock. The shares of both series of preferred stock of the Company are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to anti-dilution provisions set forth in the Company's Certificate of Incorporation. If all the outstanding shares of preferred stock of the Company had been converted into shares of common stock, a total of 221,665,829 shares of common stock would have been outstanding as of September 30, 2004.

6.    IMPAIRMENT OF LONG-LIVED ASSETS AND COSTS ASSOCIATED WITH EXIT
      ACTIVITIES:

      During 2003, following an ongoing assessment of its future expected space requirements, the Company determined that a portion of its unoccupied leased office space and the assets associated with that office space were unnecessary for its future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, the Company recorded an operating expense of $81 in the nine months ended September 30, 2003 to write down the assets to their estimated fair value.

      In addition, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded an operating expense of $18 and $427 in the three and nine months ended September 30, 2003, respectively, representing the estimated future lease obligations related to the office space and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.

      During the three and nine months ended September 30, 2004, due to changing sublease market conditions and future outlook, the Company revised its estimates of the future net costs associated with office space determined to be unnecessary for it future operations. In addition, the Company recorded accretion expense related to the lease exit cost liability. As a result of these revisions and the recording of accretion expense, the Company recorded an operating expense of $32 and $146 in the three and nine months ended September 30, 2004, respectively, representing adjustments to the estimated future lease obligations related to the office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.

      For the three and nine months ended September 30, 2004 and 2003, lease exit costs consisted of the following:

                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                      (unaudited)          (unaudited)
                                  ------------------   ------------------
                                   2004       2003      2004       2003
                                 --------   --------  --------   --------
Lease obligation, net of
  estimated sub-lease
  income. . . . . . . . . . . .  $      7   $      1  $     77   $    365
Broker commissions and
  other miscellaneous costs . .     --            (9)       (6)       (16)
Accretion expense . . . . . . .        25         26        75         78
                                 --------   --------  --------   --------
Lease exit costs. . . . . . . .  $     32   $     18  $    146   $    427
                                 ========   ========  ========   ========


      At September 30, 2004, the liability associated with the lease exit costs consisted of the following:

                       Balance at   Subsequent                Balance at
                       December 31, Accruals,                 Sept. 30,
                          2003         Net       Payments       2004
                       -----------  ----------   --------     ----------
Lease obligation,
 net of estimated
 sub-lease income . . . . $  1,182    $    152   $   (195)     $  1,139
Broker commissions
 and other trans-
 action costs . . . . . .       93          (6)                      87
                          --------    --------   --------      --------

Total lease exit
  liability . . . . . . .    1,275         146       (195)        1,226

Less: current portion
 of lease exit
 liability. . . . . . . .     (206)                                (215)
                          --------                             --------

Long-term lease exit
  liability . . . . . . . $  1,069                             $  1,011
                          ========                             ========

      Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.

7.    EARNINGS PER SHARE:

      FASB SFAS No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share on both a basic and diluted basis for the three and nine months ended September 30, 2004 and 2003. The calculation of diluted net loss per share for the Company excludes shares of common stock issuable upon the exercise of employee stock options and an investor warrant and the conversion of the outstanding preferred stock, as the effect of such exercises and conversions would be anti-dilutive. As of September 30, 2004, there were outstanding options to purchase 7,567,138 shares of common stock, an outstanding investor warrant to purchase 12,439,123 shares of common stock and outstanding preferred stock convertible into 182,400,352 shares of common stock.

                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                                 (Unaudited)             (Unaudited)
                            ---------------------   ---------------------
                              2004        2003        2004        2003
                           ----------  ----------  ----------  ----------

Numerator:
  Net (loss) income . . .  $     (192) $       21  $     (826) $     (856)
  Cumulative dividend on
    Series B Preferred
    Stock . . . . . . . .        (526)       (486)     (1,548)     (1,430)
                           ----------  ----------  ----------  ----------
  Loss applicable to
    common stockholders .  $     (718) $     (465) $   (2,374) $   (2,286)
                           ==========  ==========  ==========  ==========

Basic and diluted loss
  per share . . . . . . .  $    (0.02) $    (0.01) $    (0.06) $    (0.06)
                           ==========  ==========  ==========  ==========

Denominator:
  Weighted average
    shares used in the
    calculation of
    basic and diluted
    loss per share. . . .  39,239,689  39,101,636  39,230,522  39,098,802
                           ==========  ==========  ==========  ==========


8.    COMMITMENTS AND CONTINGENCIES:

      a.    LETTERS OF CREDIT

      On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank ("Wachovia") to collateralize lease deposits required with respect to the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The aggregate amount of letters of credit required to collateralize lease deposits on the Company's office facilities declined to $747 as of September 30, 2004, due to the termination of its lease in New York City, and scheduled reductions contained in the lease agreements for the Company's Chicago, Illinois and San Francisco, California facilities. The Landmark Letter of Credit for the Company's Chicago facility was renewed in 2004 for a one-year period ending April 2005. The Landmark Letter of Credit for the Company's San Francisco facility was renewed in 2004 for the period ending July 31, 2004, at which time the letter of credit is no longer required according to the terms of the Company's lease agreement. Landmark may, in its sole discretion, cancel any or all of the Landmark Letters of Credit upon 90 days' written notice to the Company. If the Landmark Letters of Credit expire or are so cancelled, the Company would need to enter into an alternate credit arrangement.

      b.    LONG TERM INCENTIVE PLAN

      Effective January 1, 2003, the Company established the CoolSavings, Inc. Long Term Incentive Plan (the "LTIP"). Employee participation in the LTIP is at the sole discretion of the Company's Board of Directors. LTIP participants are eligible to receive units which may increase in value if the Company achieves certain long term profitability objectives. After vesting, units which have increased in value above the grant price since the date of grant can be redeemed with the Company for cash payments equal to their increase in value. The Company will record an expense during periods in which the value of the outstanding units increases above the grant price. No expense was recorded during the three and nine months ended September 30, 2004 or 2003 related to the LTIP.

      c.    LITIGATION

      Since 1999 and 2000, respectively, the Company has been the Defendant in two patent infringement lawsuits filed by Catalina Marketing International, Inc. ("Catalina Marketing") and Supermarkets Online, Inc. ("Supermarkets Online"), an affiliate of Catalina Marketing. On October 19, 2004, the Company entered into a settlement agreement with Catalina Marketing for both of these lawsuits (see Note 9).


9. Subsequent Event

      On November 15, 1999, Catalina Marketing International, Inc. ("Catalina Marketing") filed a lawsuit against the Company alleging that the Company's systems and methods infringed Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"). On February 12, 2000, Supermarkets Online, Inc. ("Supermarkets Online"), an affiliate of Catalina Marketing, filed a lawsuit against the Company alleging that the Company's systems and methods infringe Supermarket Online's United States Patent No. 6,014,634 (the "'634 Patent"). On October 19, 2004, Catalina Marketing, Supermarkets Online and the Company settled the litigation on mutually agreeable terms that were not material to the Company's financial statements for the nine months ended September 30, 2004 and that will allow the Company to continue to operate its systems and methods without threat of infringement of the Catalina patents that were the subject of the litigation. The financial impact of this settlement is included in the three and nine month results for the period ended September 30, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (dollar amounts are shown in thousands)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

      You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations of revenue growth, expense growth, service capability improvements, and the impact of strategic investments and other statements regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "target," "forecast," "anticipate," "believe," "will," "expect," and similar expressions. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this Quarterly Report on Form 10-Q, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation, our ability to secure financing to meet our long-term capital needs, our ability to protect our patents, trademarks and proprietary rights, our successful introduction of new services and features, our ability to continue to attract, assimilate and retain highly skilled personnel, our ability to secure long-term contracts with existing advertisers and attract new advertisers, our ability to add new members, and our ability to compete successfully against current and future competitors. For a discussion of these and other risks, uncertainties and other factors which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements, see "Risk Factors" below.

      We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws. You should not place undue reliance on any such forward-looking statements.


OVERVIEW AND RECENT DEVELOPMENTS

      We are an online direct marketing and media company with an extensive marketing network that has reached more than 15 million consumers in the last 12 months. We help marketers reach their target consumers by leveraging our broad marketing network, sophisticated analytics and proprietary technology. Our mission is to be the leading provider of promotional offers to consumers, while most effectively connecting marketers to their best customers. Using our services, marketers drive sales and customer traffic to their stores, web sites, catalogues or call centers by taking advantage of a wide variety of highly targeted marketing services, including lead generation, couponing, targeted e-mail, category newsletters, direct mail, product sampling and banner advertisements. In addition, our proprietary database technology and analytical tools track consumer response, shopping preferences and site behavior at the household and shopper level to provide our clients with a wide range of sophisticated consumer data which they may use to make smarter marketing decisions.

      Our web sites, coolsavings.com and freestylerewards.com, and our Marketing Network offer consumers convenient and personalized incentives for goods and services from a broad range of advertisers, including national retailers and online retailers, consumer packaged goods ("CPG") manufacturers, media and publishing companies, and travel and financial service providers.

      Our revenues of $9.0 million for the nine month period ended September 30, 2004 were the highest since the nine month period ended September 30, 2000. We have also recorded positive cash flows from operations of $0.5 million for the nine months ended September 30, 2004. Despite this historically improved performance, we recorded a net loss of $826 for the first nine months of 2004 due primarily to the impact of seasonality on our revenues in the first quarter, the increased cost of online advertising, the increase in workforce and other related expenses associated with the TMS acquisition as described below, and the costs of investments we are making in new service offerings. Despite this loss, we experienced positive year-to-date cash flows from operations in 2004 due primarily to strong cash collection and revenues and the timing of certain online marketing payments and partner fees related to our lead generation distribution network. We expect to generate sufficient cash flow from operations to meet our ongoing operating cash needs for the foreseeable future, excluding any potential acquisitions that may require significant cash outlays, or any accelerated payments under our obligations to Landmark that Landmark has the right to demand.

       On February 6, 2004, we acquired certain assets of TMS business line of ADS Alliance Data Systems, Inc. ("ADS"). This acquisition provides our company with new and expanded strategic capabilities in the area of frequent shopper card and paperless coupon solutions to grocery retailers and CPG manufacturers. We have expanded the capabilities of this business into a new service offering, Grocery Solutions, and have invested capital and work-force related costs to operate this business and integrate it into our existing business.

      In late March 2004, we enhanced our Marketing Network with the addition of a new Lead Generation Service offering, a distribution network of other web properties for lead generation offers. This Lead Generation Network became fully operational in the second quarter of 2004. This Lead Generation Network enables us to deliver targeted, highly qualified permission-based leads to marketers. In addition to this service providing additional revenue, we have incurred and paid and expect to incur and pay expenses related to network partner fees in conjunction with this new service. These fees are recorded in cost of revenues in our statement of operations. We are continuing to develop new technology and business relationships to support this new service offering.

      In September 2004, we expanded our marketing services with the launch of our FreeStyle Rewards Program, our first new brand since 1997.
FreeStyle Rewards is a points-based member rewards program, under which members earn points for each dollar spent on qualified purchases. Members can redeem the earned points for a pre-funded Debit Mastercard<registered trademark> that can be used as cash at millions of locations and online. With this program, we have added hundreds of merchants and online shopping offers to our existing program of online savings.

      On July 1, 2004, we declared and paid a dividend in the amount of 3,321,575 shares of Series B Preferred Stock to the holders of our Series B Preferred Stock. As of September 30, 2004, dividends in the amount of 3,388,007 shares of Series B Preferred Stock had accrued "in-kind" on the outstanding shares of Series B Preferred Stock. We declared and paid those dividends on October 1, 2004. The Series B Preferred Stock issued is redeemable at Landmark's option at any time. The Series B Preferred Stock also is convertible into common stock at any time. As of September 30, 2004, Landmark held 169,400,352 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), convertible into an equal number of shares of common stock, and held a Landmark Warrant to purchase 12,439,123 shares of our common stock.

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

      .     the number of leads generated;

      .     the number of emails delivered; and

      .     promotion set-up fees.

      Our pricing depends upon a variety of factors, including the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or member attributes, such as gender, age, or product or service preferences used to select the audience for an offer.
Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. Revenues subject to time-based contracts are recognized ratably over the duration of the contract. For contracts based on certain performance or delivery criteria, revenues are recognized in the month performance is delivered to the customer. Most of our advertising contracts have stated terms of less than one year and permit either party to terminate the contract upon 30 days' advance written notice. In the three-month period ended September 30, 2004, our largest advertiser accounted for approximately 3.2% of our revenues and our top five advertisers together accounted for approximately 15.6% of our revenues, as compared to 3.5% and 16.1%, respectively, in the same periods of 2003. In the nine-month period ended September 30, 2004, our largest advertiser accounted for approximately 3.5% of our revenues and our top five advertisers together accounted for approximately 15.7% of our revenues, as compared to 4.1% and 15.3%, respectively, in the same periods of 2003.

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

      LICENSING REVENUE

      We license portions of our intellectual property, including our issued patents, to third parties. Approximately 0% and 1% of our revenue was generated from royalty and license fees and other miscellaneous sources during the three-month and nine-month periods ended September 30, 2004 and 2003, respectively. We expect to continue to generate substantially lower licensing revenue in 2004 as compared to prior years as a result of our acquisition of the assets of TMS and our related release of payment obligations by ADS to us (See Note 2 in the Notes to the Financial Statements).

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

      PRODUCT DEVELOPMENT

      Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our services, including employee salaries, employee benefits, amortization of capitalized website development costs, and related expenses for our technology department, as well as costs for contracted services and equipment.

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

      LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT

      Lease exit costs and loss on asset impairment charges reflect costs associated with our determination that a significant portion of our leased office space was unnecessary for our future operations. During 2003 and the first nine months of 2004, we recorded lease exit costs representing the present value of estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. These estimates are revised as market conditions and future outlooks change.

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


RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      NET REVENUES

      Net revenues increased 11% to $8,964 in the three-month period ended September 30, 2004 from $8,043 in the three-month period ended
September 30, 2003. The revenue increase was attributable to the success of our Lead Generation Network launched in 2004, continued strong demand for targeted e-mail, and pricing improvements associated with the growing sophistication of our yield management system.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues increased to $1,525 in the three-month period ended September 30, 2004, from $772 in the three-month period ended September 30, 2003. Gross profit decreased as a percentage of net revenues to 83% in the three-month period ended September 30, 2004, from 90% in the three-month period ended September 30, 2003. The decrease in gross profit was primarily due to $861 in partner fee expenses related to our Lead Generation Network, as compared to no such expenses in the same period of 2003. The Lead Generation Network became fully operational during the second quarter of 2004. With the growth of this network, we expect cost of revenues, as a percentage of net revenues, to increase due to payments to be made to the partners in our network. Partially offsetting the increase in partner fees was a direct mail campaign in the third quarter of 2003 resulting in an expense of $164 in that period. There was no direct mail campaign in the third quarter of 2004.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses increased to $5,121, or 57% of net revenues in the three-month period ended
September 30, 2004, from $4,511, or 56% of net revenues, in the three-month period ended September 30, 2003. The $610 increase in sales and marketing expenses was primarily due to an increase in workforce related expenses of $401 due primarily to an increase in the number of employees, and an increase in online marketing expenses of $285. The increase in online advertising expense during the third quarter of 2004 occurred despite a 23% decline in the number of new members registered, as compared to the third quarter of 2003. The increase in online advertising expense was primarily caused by a 44% increase in the average cost of acquiring new members. These increases were partially offset by a decrease in public relations expenses of $46 and a decrease in other media purchases of $29.

      PRODUCT DEVELOPMENT. Product development expenses increased to $936, or 10% of net revenues, in the three-month period ended September 30, 2004, from $778 or 10% of net revenues, in the three-month period ended
September 30, 2003. The $158 increase in product development expenses was primarily due to an increase in workforce related expenses of $55 related mostly to increases in the number of employees, an increase in repairs and maintenance expenses of $56, and an increase in amortization of web site costs of $37.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1,421, or 16% of net revenues, in the three-month period ended September 30, 2004, from $1,828, or 23% of net revenues, in the three-month period ended September 30, 2003. The $407 decrease in general and administrative expenses was primarily due to a $184 charge in the third quarter of 2003 related to a settlement of a customer matter, a decrease in insurance expense of $147 due to lower premiums, and a decrease in workforce related expenses of $61 primarily due to lower headcount and a lower management bonus accrual. Also, we experienced a decrease in legal fees of $65 as compared to the same period of 2003 primarily due to lower costs to defend and settle lawsuits filed against us by Catalina Marketing and Supermarkets Online (See note 9 to the Financial Statements). Partially offsetting these decreases was an increase in bad debt expense of $75 due to an increase in our estimate of uncollectible receivables due in part to an increase in revenue, and a decrease in the collection of receivables in the third quarter of 2004 which had been previously written off and recorded as a reduction to bad debt expense. We expect general and administrative expenses, as a percentage of net revenues, to decline during the remainder of 2004 compared to the prior year due to lower legal fees related to intellectual property matters and lower insurance expense.

      LEASE EXIT COSTS. During the three months ended September 30, 2004 and 2003, we revised our estimates of the future net costs associated with office space determined to be unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $32 and $18 in the three months ended September 30, 2004 and 2003, respectively, representing an adjustment to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. These estimates are revised quarterly, or as market conditions and future outlook change.

      INCOME FROM OPERATIONS. Our loss from operations was $71 for the three-month period ended September 30, 2004, compared to income from operations of $136 for the same period of 2003. The $207 decrease was primarily due to the increase in workforce related expenses of $447, $861 in partner fees associated with our lead generation distribution network in the third quarter of 2004, and an increase in online marketing expenses of $285. Partially offsetting these expense increases was an increase in revenue of $921, a decrease in insurance expense of $147, and a decrease in legal fees of $65. We also incurred a charge of $184 in the third quarter of 2003 related to the settlement of a customer matter.

      INTEREST INCOME (EXPENSE), NET. During the three-month period ended September 30, 2004, we incurred net interest expense of $118, as compared to net interest expense of $115 for the three-month period ended
September 30, 2003. The difference was attributable to increased interest expense associated with the higher outstanding balance on our Senior Secured Loan.

      INCOME TAXES. During the three-month period ended September 30, 2004, we incurred $3 in income tax expense, as compared to $0 in the three-month period ended September 30, 2003. The income tax expense in 2004 relates to book/tax differences arising from the amortization of goodwill for tax purposes, but not for book. The goodwill was recorded as a result of the TMS asset acquisition during the first quarter of 2004 (See Note 2 to the Financial Statements). We expect to record income tax expense of approximately $12 for the year 2004 related to the amortization of goodwill for tax purposes. We do not expect to record income tax expense associated with projected taxable income for 2004 due to existing net operating loss carryforwards.


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      NET REVENUES

      Net revenues increased 7% to $26,136 in the nine-month period ended September 30, 2004 from $24,313 in the nine-month period ended
September 30, 2003. The revenue increase was attributable to the success of our Lead Generation Network and continued strong demand for targeted e-mail, and pricing improvements associated with the growing sophistication of our yield management system.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues increased to $3,341 in the nine-month period ended September 30, 2004, from $2,161 in the nine-month period ended
September 30, 2003. Gross profit decreased as a percentage of net revenues to 87% in the nine-month period ended September 30, 2004, from 91% in the nine-month period ended September 30, 2003. The decrease in gross profit was due mainly to $1,351 in partner fee expenses related to our distribution network for lead generation offers in the first nine months of 2004 and $199 in expenses related to the transitioning of certain data hosting and facility services of TMS in 2004. No similar expenses were incurred in the first nine months of 2003. Partially offsetting these increases was a decrease of $246 related to a direct mail campaign incurred in the first nine months of 2003. There was no direct mail campaign in the first nine months of 2004. Also, a decrease of $131 in expenses associated with a gift certificate program helped offset the increases in cost of revenues in the first nine months of 2004.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses increased to $15,476, or 59% of net revenues, in the nine-month period ended
September 30, 2004, from $13,466, or 55% of net revenues, in the nine-month period ended September 30, 2003. The $2,010 increase in sales and marketing expenses was primarily due to higher workforce related expenses of $932 due primarily to an increase in the number of employees, higher online marketing expenses of $837, and higher promotions expense of $190 compared to the same period of the prior year. The increase in online advertising expense during the first nine months of 2004 occurred despite a 28% decline in the number of new members registered, as compared to the first nine months of 2003. The increase in online advertising expense was primarily caused by a 53% increase in the average cost of acquiring new members.

      PRODUCT DEVELOPMENT. Product development expenses increased to $2,888, or 11% of net revenues, in the nine-month period ended
September 30, 2004, from $2,255, or 9% of net revenues, in the nine-month period ended September 30, 2003. The $633 increase in product development expenses was primarily due to an increase in workforce related expenses of $566 and an increase of $129 in repairs and maintenance expenses. Partially offsetting this increase was a decrease in amortization of website development costs of $85.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $4,748, or 18% of net revenues, in the nine-month period ended September 30, 2004, from $6,460, or 27% of net revenues, in the nine-month period ended September 30, 2003. The $1,712 decrease in general and administrative expenses was primarily due to lower legal fees of $503 due to lower legal costs to defend and settle lawsuits filed against us by Catalina Marketing and Supermarkets Online (see note 9 to the Financial Statements). In addition, we recorded a credit of $160 to stock option compensation expense in the nine month period ended September 30, 2004, compared to an expense of $361 recorded during the same period of 2003, related to options granted to a former CEO (see note 3 to the Financial Statements). Also contributing to the decrease were lower workforce related expenses of $348, due mainly to a decrease in a management bonus accrual. We also experienced a decrease in depreciation and amortization of approximately $337 due to the write down and disposal of assets in our office facilities, and a decrease in insurance expense of $146 due to a decrease in premiums. Partially offsetting these decreases was an increase in bad debt expense of $217 due to an increase in our estimate of uncollectible receivables due in part to an increase in revenue, and a decrease in the collection of receivables in the first nine months of 2004 compared to the prior year which had been previously written off and recorded as a reduction to bad debt expense.

      LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT. During the nine months ended September 30, 2004 and 2003, we re-evaluated our future expected space requirements given current market conditions and future outlook, and as a result, we revised our estimates of the future net costs associated with office space determined to be unnecessary for our future operations. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $146 and $427 in the nine months ended September 30, 2004 and 2003, respectively, representing an adjustment to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. These estimates are revised as market conditions and future outlook change.

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we determined that the estimated undiscounted cash flows expected to be generated by these assets were less than their net book value. As a result, we recorded an operating expense of $81 in the nine months ended September 30, 2003 to write down the assets to their estimated fair value. No such charge was incurred in the nine months ended September 30, 2004. Significant assumptions about the timing of a sale or inclusion of these assets in a future sublease were required in making the estimate of fair value for these assets. As provided under SFAS No. 144, we primarily used discounted cash flow analysis, together with other available information, to estimate fair values. These estimates are revised as market conditions and future outlook change.

      LOSS FROM OPERATIONS. Our loss from operations was $463 for the nine-month period ended September 30, 2004, compared to a loss of $537 for the same period of 2003. The $74 reduction in the loss was primarily due to the increase in revenue of $1,823 reflecting the improvement of revenue per member action taken, and credits to stock option compensation expense of $160 recorded during the nine months ended September 30, 2004, compared to an expense of $361 recorded during the same period of 2003. Partially offsetting these favorable variances were increases in partner fees related to our new distribution network for lead generation offers of $1,351 and an increase of $837 in online advertising expense in the first nine months of 2004 as compared to the first nine months of 2003.

      INTEREST INCOME (EXPENSE), NET. During the nine-month period ended September 30, 2004, we incurred net interest expense of $354, as compared to net interest expense of $319 for the nine-month period ended
September 30, 2003. The difference was mostly attributable to interest income earned of $20 in the first quarter of 2003 as our certificates of deposit matured. No such interest was earned in 2004. The remaining increase in net interest expense is associated with the higher outstanding balance on our Senior Secured Loan.

      INCOME TAXES. During the nine-month period ended September 30, 2004, we incurred $9 in income tax expense, as compared to $0 in the nine-month period ended September 30, 2003. The income tax expense in 2004 relates to book/tax differences arising from the amortization of goodwill for tax purposes, but not for book. The goodwill was recorded as a result of the TMS asset acquisition during the first quarter of 2004 (See Note 2 to the Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004, we had approximately $5,979 in cash and cash equivalents compared to $7,347 at December 31, 2003. Accounts receivable, net of allowances for doubtful accounts, were $5,508 at September 30, 2004 compared to $4,786 at the end of 2003. At the end of the third quarter of 2004, our current liabilities totaled $13,469 compared to $12,440 at the end of 2003.

      Our independent auditors have issued their report on our financial statements for 2003 with an explanatory paragraph. The explanatory paragraph describes the uncertainty as to our ability to continue as a going concern. If Landmark elects to exercise some or all of its rights to accelerate payment under our obligations to Landmark, our ability to operate our business will be jeopardized.

      We occasionally enter into contracts where we commit to make guaranteed minimum payments in exchange for certain services. As of September 30, 2004, the Company was not a party to any such arrangements. Other contractual obligations have not materially changed from those reported in our annual report filed on Form 10-K for the year ended December 31, 2003.

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

      For the nine-month period ended September 30, 2004, net cash provided by operating activities was $463 due mainly to increased revenues and ongoing control of cash outlays. These factors were partially offset by the increase in our trade accounts receivable, driven by higher revenue compared to cash collections. Net cash provided by operating activities in the nine-month period ended 2003 was $1,768 resulting primarily from increased revenues, improved cash collections, ongoing control of cash outlays, and the return of restricted certificates of deposit of $231 associated with the collateral on our Letters of Credit. The restrictions on these certificates of deposit were lifted on January 1, 2003.

      Net cash used in investing activities was $1,847 in the nine-month period ended September 30, 2004 as compared to $449 for the same period of 2003. Net cash used in investing activities in the first nine months of 2004 resulted primarily from amounts used in the acquisition of TMS, the purchase of computer equipment, and amounts used in developing our web site. Net cash used in investing activities in the first nine months of 2003 resulted from amounts used in developing our web site.

      Net cash provided by financing activities was $16 in the nine months ended September 30, 2004 as compared to $1 for the same period of 2003.
Net cash provided by financing activities in both periods resulted from the exercise of employee stock options.

      Since our inception, we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In June and July 2001, we received proceeds of $5,000 from loans to us by Landmark (the "Senior Secured Loan"). The Senior Secured Loan is payable on June 30, 2006 and bears interest at the rate of 8.0% per annum and is secured by a lien on all of our assets. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after its third anniversary if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of Landmark. At September 30, 2004, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the Senior Secured Loan including accrued interest is immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $6,522, as currently payable as of September 30, 2004.

      In connection with the Senior Secured Loan, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part immediately. The Landmark Warrant contains a net exercise feature and was exercisable for 10,000,000 shares of our common stock at an exercise price of $0.50 per share at November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The number of shares exercisable under the Landmark Warrant automatically increases by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. As of September 30, 2004, the Landmark Warrant was exercisable for 12,439,123 shares of our common stock.

      The Series B Preferred Stock issued is redeemable at Landmark's option at any time. As of September 30, 2004, Landmark held 169,400,352 shares (including dividends paid "in-kind") of Series B Preferred Stock at an aggregate redemption value of $26,323 (and has rights with respect to accrued dividends thereon), 10,889,636 shares of common stock, and a Landmark Warrant to purchase 12,439,123 shares of our common stock. Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on issued Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrant. The number of shares subject to the Landmark Warrant will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

      Effective August 31, 2002, we entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On our behalf, Landmark has applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1,559 from Wachovia Bank to collateralize lease deposits on our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Letters of Credit. We have secured these obligations with a lien on all of our assets. If we fail to pay Landmark any amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest will accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. The aggregate amount of letters of credit required to collateralize lease deposits on our office facilities declined to $747 as of September 30, 2004, due to the termination of our lease in New York City, and scheduled reductions contained in our lease agreements for our Chicago, Illinois and San Francisco, California facilities. The Landmark Letter of Credit for our Chicago facility was renewed in 2004 through April 2005. The Landmark Letter of Credit for our San Francisco facility was renewed in 2004 through July 2004, at which time the letter of credit was no longer required according to the terms of our lease agreement. Landmark may, at its sole discretion, cancel the Landmark Letters of Credit on 90 days written notice to us. If the Landmark Letters of Credit expire or are cancelled, we will need to enter into an alternate credit arrangement. If an alternate arrangement is not available when required or is not available on acceptable terms, our business, results of operations and financial condition may be materially adversely affected.

RISK FACTORS

      You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.

      WE HAVE A HISTORY OF NET LOSSES

      We incurred net losses in all years prior to 2003, and we incurred a net loss in the first nine months of 2004 of $826. As of September 30, 2004, our accumulated deficit was $98,037. We may not be able to achieve or sustain profitability or positive operating cash flows in the future.

      WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

      At September 30, 2004, we had $5,979 of cash and cash equivalents.
We are in default under the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement") with Landmark. The entire loan plus accrued interest, totaling $6,522 at September 30, 2004, is immediately due and payable at the option of Landmark. Furthermore, Landmark could at any time require us to redeem any or all of the shares of Series B Preferred Stock held by Landmark, which had an aggregate redemption value of $26,323 as of September 30, 2004. Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain continuing financing to meet our long-term capital needs, we may be unable to operate our business.

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

      WE DERIVE MOST OF OUR REVENUES FROM CONTRACTS WITH OUR ADVERTISERS AND NETWORK PARTNERS THAT MAY BE CANCELLED ON SHORT-TERM NOTICE

      A majority of our current advertising contracts and Lead Generation Network partner contracts permit either party to terminate the contract upon advance written notice ranging from 2 to 60 days. We may be unsuccessful in securing longer commitments. Some advertisers prefer short-term contracts because they use our service to promote limited-time promotional events or seasonal products and services. The possibility that our advertising contracts and Lead Generation Network partner contracts can be terminated on 60-days or less advance written notice makes it difficult for us to forecast our revenues. We may not be able to renew our existing contracts or attract new advertisers or network partners.

      INTELLECTUAL PROPERTY LITIGATION AGAINST US COULD BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

      Third parties may seek to invalidate our United States Patents, No. 5,761,648, entitled "Interactive Marketing Network and Process Using Electronic Certificates," and No. 5,855,007, entitled "Electronic Coupon Communication System." Previously, we have had to defend lawsuits filed by competitors alleging that our technology or business methods infringe on the competitors' patents. In addition, competitors have in the past, and may in the future, name our customers as defendants in these suits, which may cause these customers to terminate their relationships with us. Our efforts to defend these actions, if they arise, may not be successful. Our failure to prevail in these types of potential litigation could result in:

      . our paying monetary damages, which could be tripled if infringement is found and determined to have been willful;

      . an injunction requiring us to stop offering our services in their then-current form;

      . our having to redesign our technology and business methods, which could be costly and time-consuming, even where a redesign is feasible; or

      . our having to pay fees to license intellectual property rights, which may result in higher operating costs.

      Because of the ongoing technical efforts of others in our market and the ongoing introduction of our technology, we may be involved with one or more of our competitors in legal proceedings to determine the parties' rights to various intellectual property, including the right to our continued ownership of our existing patents. Our failure to prevail in these proceedings could harm our business.

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

      During the second half of 2003 and the first nine months of 2004, we experienced an increase in advertising rates that have resulted in lower advertising activity. We face the potential risk of a diminished difference between the price we pay for advertising and the price for which we can sell advertising should advertising rates continue to increase over the long term.

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

      WE DEPEND ON THE SUCCESSFUL INTRODUCTION OF NEW SERVICES AND FEATURES

      To retain and attract members and advertisers, we believe that we will need to continue to introduce additional services and new features on our web sites and marketing network. These new features and services may require us to spend significant funds on product development and on educating our advertisers and consumers about our new service offerings. New services and features may contain errors or defects that are discovered only after introduction. Correcting these defects may result in significant costs, service interruptions, loss of advertisers' and members' goodwill and damage to our reputation. In addition, our successful introduction of new technologies will depend on our advertisers' ability to adapt to using these technologies, over which we have no control. If we introduce a service or feature that is not favorably received, our current members may use our web site and other services less frequently, our existing advertisers may not renew their contracts, and we may be unable to attract new members and advertisers.

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

      Our success depends largely upon retailers honoring our electronic and printed coupons and upon advertisers reliably delivering and accurately representing the listed goods and services. Some traditional retailers may not readily accept computer-generate coupons as valid, in part because of their cashiers' lack of familiarity with them and the risk that coupons can be counterfeited. We have occasionally received, and expect to continue to receive, complaints from our members about retailers' failure to honor our coupons. If such complaints become more common and/or costly to our members, these complaints may be accompanied by requests for reimbursement or threats of legal action against us. Any resulting reimbursements or related litigation could be costly for us, divert management attention, and increase our costs of doing business.

      OUR OPERATING RESULTS ARE SUBJECT TO SEASONAL FLUCTUATIONS

      Our operating results are subject to seasonal fluctuations that may make our stock price more volatile. Advertising sales are generally lower in the first and third calendar quarters of each year. Further, Internet traffic typically decreases during the summer months, which in turn may reduce the amount of advertising to sell and deliver. We anticipate that our future revenues will continue to reflect these seasonal patterns.

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

      OUR REPUTATION AND BUSINESS COULD BE DAMAGED IF WE ENCOUNTER SYSTEM INTERRUPTIONS

      Our web sites must be able to handle a high volume of traffic and transactions on our web site. Our database must also handle a large volume of member data and information about members' usage of our web sites and marketing network. The satisfactory performance, reliability and availability of our web sites and marketing network, database systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of members. Our revenues depend on promotional offers being readily available for our members and our ability to process their coupon downloads, e-mail responses and other transactions on our web sites and our partners' web sites. Any system interruptions that result in the unavailability of our service or reduced member activity would impair the effectiveness of our service to advertisers. Interruptions of service may also inhibit our ability to attract and retain members, which in turn would hinder our sales and marketing efforts. We and our partners have experienced periodic system interruptions, and they may occur from time to time in the future.

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

      We rely on a third-party service provider to provide access to our web site and support its operation. Our web sites' infrastructure is co-located at the suburban Chicago facility of Exodus, a Savvis Communications Corporation data center. Our support arrangement with this provider is for a term of two years and may be canceled on 30 days' notice in certain circumstances. In the event this arrangement is terminated, we may not be able to find alternative service providers on a timely basis, on terms acceptable to us or at all. Our success and our ability to attract new members and motivate our members to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system, as well as the servers we use to perform data analysis, are currently located at Exodus. Currently, all site traffic is directed to the Exodus system, and we maintain a redundant version of our critical systems at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power losses, telecommunication failures, and other natural disasters or other unanticipated problems. In addition, the system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in, or degradation of, our services. Our business interruption insurance may not adequately compensate us for resulting losses.

      Furthermore, the computer servers running our system are vulnerable to general mechanical breakdown or component failure, computer viruses, physical or electronic break-ins, sabotage, vandalism and similar disruptions, which could lead to loss or corruption of data or prevent us from posting offers on our web sites, sending e-mail notifications of new offers or delivering coupons or other certificates to our members.

      OUR BUSINESS WILL BE HARMED IF OUR ONLINE SECURITY MEASURES FAIL

      Because our efforts to attract and retain members depend, in part, on potential members' expectations of privacy in using our services, our business could be damaged by any security breach of our database or web site. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by these breaches. Someone circumventing our security measures could misappropriate proprietary information, corrupt our database or otherwise interrupt our operations. We could also be subject to liability as a result of any security breach or misappropriation of our members' personal data. This could include claims for unauthorized purchases with credit card information, or impersonation or other similar fraud claims, as well as claims based upon other misuses of personal information, such as unauthorized marketing. These claims could result in costly litigation and could limit our ability to attract and retain advertisers and members. Our security measures may fail to prevent security breaches. Any failure to prevent security breaches may damage our reputation and harm our business.

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

      We may not prevent others from infringing on our patents and using our proprietary rights. In the event that we are sued for patent infringement, such lawsuits may seek damages against us and/or seek to prevent us from using features of our system or business. Competitors also may take steps in the United States Patent and Trademark Office to contest our patent rights. Our United States Patent No. 5,761,648, "Interactive Marketing Network and Process Using Electronic Certificates" (the "'648 Patent") is currently with the United States Patent and Trademark Office and will be re-examined. The re-examination may result in the '648 Patent being narrowed in scope or declared invalid. A decision by the United States Patent and Trademark Office to either narrow the scope of the '648 Patent or declare the '648 Patent invalid may seriously harm our business.

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

      WE MAY BE SUBJECT TO PENALTIES OR FINES FOR FACILITATING OUR ADVERTISERS' ACTIVITIES

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

      . result in expensive litigation, costly and disruptive efforts to respond to governmental investigations and burdensome fines or other penalties;

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

      As of November 1, 2004, we had a total of 185,788,359 shares of Series B and Series C Preferred Stock issued and outstanding. Under the terms and conditions of the Series B and Series C Preferred Stock, these shares are convertible into an equal number of shares of our common stock at the holders' option. In addition, as of November 1, 2004, we had an outstanding warrant exercisable for 12,693,434 shares of our common stock (exercisable for 12,439,123 shares of our common stock as of September 30, 2004) and outstanding stock options exercisable for 7,567,138 of our common stock. Also, we continue to issue additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and the Senior Secured Note. Our stockholders may suffer substantial additional dilution as a result of the issuance of additional shares of preferred stock and warrants. Further-more, our stock price may decline as a result of sales of a large number of the shares of common stock issuable upon conversion or exercise of the preferred stock, warrants and/or stock options or the perception that such sales could occur.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at September 30, 2004. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio are cash or cash equivalents, the related income would not be significantly impacted by increases or decreases in interest rates due to the short-term nature of our investment portfolio and we believe our portfolio is at fair value. If market rates were to increase immediately by 10% from levels on September 30, 2004, the fair value of this investment portfolio would increase by an immaterial amount. If market rates were to decrease immediately by 10% from levels on September 30, 2004, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. As of September 30, 2004, we had only fixed rate debt.

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

ITEM 4.  CONTROLS AND PROCEDURES

      Based upon an evaluation of our disclosure controls and procedures performed by our management, with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer have concluded that, as of September 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There was not any change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We were a defendant in two patent infringement lawsuits, both of which were settled on October 19, 2004 on mutually agreeable terms that were not material to the Company's financial statements for the nine months ended September 30, 2004 and that will allow the Company to continue to operate its systems and methods without threat of infringement of the Catalina patents that were the subject of the litigation. The financial impact of this settlement is included in the three and nine month results for the period ended September 30, 2004. For a further discussion of these legal proceedings, see "Part I. Item 3. - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2003, and "Part II.
Item 1. - Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, both as filed with the SEC.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      At September 30, 2004, we were not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement which cannot be cured, as the Senior Secured Loan and Grid Note have cross-default provisions and are cross-collateralized include:

..     our failure to achieve a prescribed amount of billings during 2001;
      and

..     our failure to maintain a minimum level of working capital and ratio of cash, cash equivalents and certain receivables over current liabilities; and

..     our failure to maintain a minimum ratio of total indebtedness over tangible net worth.

      Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark. Accordingly, we have classified the amounts owed pursuant to the Senior Secured Loan, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $6,522, as currently payable as of September 30, 2004.


ITEM 6.  EXHIBITS

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



                                    COOLSAVINGS, INC.


Dated:      November 10, 2004       /s/ Matthew Moog
                                    -----------------------------------
                                    Matthew Moog
                                    President and Chief Executive Officer
                                    (duly authorized officer)



Dated:      November 10, 2004       /s/ David B. Arney
                                    -----------------------------------
                                    David B. Arney
                                    Senior Vice President of Operations
                                    and Chief Financial Officer
                                    (principal financial and
                                    accounting officer)