Form 10-K
period 2004-12-31
COOLSAVINGS INC
filed 2005-03-29
CIK 1087875

FORM 10-K
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2004

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ X ]

      As of June 30, 2004 (the end of the Registrant's most recently completed second fiscal quarter), the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant (assuming for this purpose that executive officers, directors and 10% stockholders are affiliates) was approximately $5,344,146 based on the closing sales price of $0.40 on such date. As of March 1, 2005, there were 39,412,639 shares of the Registrant's common stock issued and outstanding. (This number represents the number of shares that are required to be reported here. This report describes additional shares of common stock that are issuable upon conversion of outstanding shares of preferred stock and the exercise of outstanding warrants and outstanding stock options.)


                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, in connection with the Registrant's 2005 Annual Meeting of Stockholders, are incorporated by reference into Part III of this report.

                              COOLSAVINGS, INC.
                           Form 10-K Annual Report
                     Fiscal Year Ended December 31, 2004

                              TABLE OF CONTENTS



                                                                  Page
                                                                  ----

PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . .     5

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . .    22

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .    22

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . .    23


PART II

Item 5.   Market for the Company's Common Equity,
          Related Stockholder Matters and
          Issuer Purchases of Equity Securities. . . . . . . . .    23

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . .    24

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . .    27

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk. . . . . . . . . . . . . . . . . . .    47

Item 8.   Financial Statements and Supplementary Data. . . . . .    48

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .    85

Item 9A.  Controls and Procedures. . . . . . . . . . . . . . . .    85

Item 9B.  Other Information. . . . . . . . . . . . . . . . . . .    86


PART III

Item 10.  Directors and Executive Officers
          of the Registrant. . . . . . . . . . . . . . . . . . .    86

Item 11.  Executive Compensation . . . . . . . . . . . . . . . .    86

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters . . . .    86

Item 13.  Certain Relationships and Related Transactions . . . .    86

Item 14.  Principal Accounting Fees and Expenses . . . . . . . .    86


PART IV

Item 15.  Exhibits, Financial Statement Schedules. . . . . . . .    87


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .    88

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "target", "forecast," "anticipate", "intend," "believe," "plan," "will," "expect," and similar expressions, but such words are not the exclusive means of identifying these statements. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this annual report, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our ability to secure financing to meet our long-term capital needs, our ability to secure long-term contracts with existing advertisers and attract new advertisers, our ability to add new consumers, our ability to successfully introduce new services and features, our ability to compete successfully against current and future competitors, our ability to protect our patents, trademarks and proprietary rights, our ability to continue to attract, assimilate and retain highly skilled personnel, general industry, economic and market conditions and growth rates, and the potential for higher actual media costs and other costs and
expenses, when compared to our estimated costs and projections.   For a
discussion of these and other risks, uncertainties and factors which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements, see "Item 1. Business - Risk Factors".

      We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws. You should not place undue reliance on such forward-looking statements.


                                  *   *   *


      We own United States service mark registrations for the mark COOLSAVINGS, as well as several other service marks, including, among others, SAVINGSCENTER, SQUEALS OF THE DAY, COOLCAMPUS, COOLCOLLEGES, COOLDINING, COOLEVENTS, COOLGROCERS, COOLNEIGHBORHOODS, COOLSUPERMARKETS, REWARDS WHEREVER YOU SHOP, and our stylized piggy-bank logo. We also own common law rights in these and other marks. In addition, we have applied for United States federal registrations of several service marks, including our SAVE. THEN SHOP., REWARDS WHENEVER YOU SHOP, DOLLAROBIS, BUY ANYWHERE and FREESTYLE REWARDS. We have also obtained trademark registrations in Australia, Canada, and the United Kingdom for COOLSAVINGS.


                                  *   *   *


      ALL DOLLAR AMOUNTS INCLUDED IN THIS REPORT, EXCEPT PER SHARE AMOUNTS, ARE EXPRESSED IN THOUSANDS UNLESS OTHERWISE INDICATED.

                                   PART I

ITEM 1.  BUSINESS

OVERVIEW

      CoolSavings provides interactive marketing services to advertisers, their agencies, and publishers. Through the CoolSavings Marketing Network, we reached approximately 20 million unique consumers in 2004 across our network of partner sites and our web property, coolsavings.com. The CoolSavings Marketing Network provides convenient and personalized offers from a broad range of advertisers. On an annual basis, CoolSavings helps more than 1,000 companies in the retail, consumer packaged goods (CPG), education, financial, and media and publishing industries generate qualified leads, send targeted e-mail, distribute printable and electronic/paperless coupons and build customer loyalty. In addition, we uniquely combine transactional data with self-reported demographic and online behavioral data in a proprietary system that enables advertisers to target their best customers and improve advertising results across our network. For participating CoolSavings Marketing Network partners, CoolSavings provides additional sources of revenue, as well as valuable content to increase visitation and activation at their web properties.

      We were incorporated as Interactive Coupon Marketing Group, Inc. in Michigan in December 1994. In November 1998, we changed our corporate name to coolsavings.com inc. In September 2001, coolsavings.com inc. merged with and into CoolSavings, Inc., a Delaware corporation which was then its wholly-owned subsidiary.

      Beginning in 2001, we entered into a series of transactions with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") whereby Landmark made loans to and equity investments in our company. This series of transactions (collectively, the "Landmark Transaction") resulted in Landmark having control over our company. For a more detailed discussion of Landmark's investment, please see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment by Landmark in CoolSavings, Inc." and Note 3 of our Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." Landmark's principal business interests are in the media industry, and it owns and operates entities engaged in newspaper and other print publishing, television broadcasting and cable television programming services. Landmark has experience in building value and improving operating, marketing and financial performance in companies that it owns or controls.

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), we report segment information consistent with our method of internal reporting. SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During 2004, we acquired certain assets related to the Targeted Marketing Services ("TMS") business line of ADS Alliance Data Systems, Inc. ("ADS"). In the fourth quarter of 2004, we began to internally report the results of the resultant new business line, Grocery Solutions. As a result of this internal reporting, we determined that our Grocery Solutions business line qualifies as a reportable operating segment under SFAS 131 as of December 31, 2004. Therefore, we are reporting our results for 2004 under two reportable operating segments:

the CoolSavings service and Grocery Solutions. The CoolSavings service derives its revenues primarily from the sale of online advertising to advertisers on our web site or on the web sites of our partners in our Marketing Network. The Grocery Solutions segment derives its revenues primarily from grocery retailers and CPG companies by providing distribution channels for coupons and other promotions to the registered consumers of the grocery retailers' customer loyalty programs. Both reportable operating segments generally share the same sales and marketing, analytic and research, and operations and technology resources. For segment financial information, see Note 15 in the Notes to the Financial Statements.


THE COOLSAVINGS SOLUTION

      The CoolSavings Marketing Network provides convenient and personalized offers from a broad range of advertisers, including national retailers, CPG manufacturers, media and publishing, financial service providers, and educational service providers, among others. We offer a wide array of highly targeted promotional services for advertisers including lead generation, couponing, targeted e-mail, and loyalty programs.

BENEFITS TO COOLSAVINGS ADVERTISERS

      The benefits to advertisers of using CoolSavings include:

      . Consumer reach. Access to approximately 20 million consumers, comprised of consumers of the participants in our Marketing Network, participants in the Grocery Solutions services, and our own registered consumers. Advertisers are able to reach millions of active consumers who visit our own web site and the web sites of our partners in our Marketing Network looking for valuable offers. Interested consumers provide demographic data about themselves and others in their households in order to receive the offers. Advertisers are able to target the database of consumers through our web site, the CoolSavings Marketing Network, email, and traditional direct mail programs.

      . Cost-effective performance. We believe we provide advertisers with a cost-effective solution for customer acquisition and activation. We test creative elements of a campaign for effectiveness, with results available in days. We can quickly learn from each campaign how to make future campaigns more effective. We can efficiently re-target consumers with continuity offers to convert new customers into valuable customers. Our advertisers are able to target information about promotions and events to the right customers at the appropriate times and make rapid changes to improve those efforts on an on-going basis.

      . Consumer insights. Most media properties have limited means of tracking their customers' shopping preferences and behavior. With a consumer's permission, we acquire information from their initial registration, from each of their subsequent visits to the CoolSavings Marketing Network partner sites, and from a registered consumer's response to e-mail offers. We also incorporate appended third party data from traditional direct marketing sources. As a result, we have data that we can analyze to provide insight into the interests and preferences of an advertiser's customers. We can leverage our consolidated database to develop predictive models that can lead to more effective targeting, regardless of the types of promotions used. This information can be used by our advertisers to acquire new customers with appropriate offers, refine follow-on promotions and identify co-promotion opportunities.

      . Single source for interactive marketing solutions. We offer advertisers a full range of online marketing solutions that can be highly targeted to specific consumer segments based on a multitude of demographic, behavioral and transactional data points. These services include lead generation for trial subscriptions and samples, printable and electronic/paperless coupons, online coupons, targeted e-mails, and loyalty services.

      . Ability to track purchases by the consumer. We can track, through the use of unique bar codes, the redemption of grocery coupons by our consumers. We can also target prospective customers for our advertisers and track their individual online purchases. With the cooperation of advertisers and retailers, we can also track certain offline purchases of our consumers. These capabilities result in highly accountable campaigns that can be improved over time.

      . Lower set-up costs and improved time to market. Our investments in infrastructure, technology and production systems allow our advertisers to deploy their promotional campaigns without the upfront expense in production and technical development associated with other media. We enable our advertisers to deploy their online marketing campaigns quickly and with a high degree of reliability, thus improving their return on investment.

      . Multiple distribution vehicles. Advertisers can reach millions of consumers via promotions through the CoolSavings Marketing Network. Additionally, advertisers may license our proprietary technology for use on their own web sites to distribute promotions directly to their own customers.


THE COOLSAVINGS MISSION AND SERVICES

      Our mission is to provide best-in-class interactive marketing solutions to our clients and partners that deliver value to consumers, protect their privacy and earn their trust. In pursuit of that mission, the key elements of our strategy are to:

      . Grow the CoolSavings Marketing Network. We intend to continue to pursue additional partnerships with strategic online partners who will help distribute our brand and offer content to consumers.

      . Optimize the coolsavings.com web site. Specifically, we intend to continually add features to improve the experience of our registered consumers and to invest in online advertising to increase the number of registered consumers, return visits, transactions, and the total lifetime value of our registered consumers.

      . Enhance analytics infrastructure. We intend to continue to grow and refine our targeting, optimization and predictive modeling capabilities and technologies for advertisers. We plan to continue to improve our yield management methodology and processes to provide greater profitability for our CoolSavings Marketing Network partners.

      . Scale FreeStyle Reward program. We plan to continue to enhance our consumer rewards program, FreeStyle Rewards, which we introduced in the third quarter of 2004. FreeStyle Rewards permits registered consumers to earn points by making purchases at participating merchant web sites. Registered consumers can redeem their earned points for FreeStyle Rewards-branded, pre-funded debit MasterCards <registered trademark> that can be used as cash at millions of locations across the United States and online. In 2005, we launched a new web property, FreeStyleRewards.com, and began marketing the property in an effort to increase consumer registrations and merchant participation, and we continue to improve the program infrastructure.


      DELIVERY OF OFFERS

      On behalf of our advertisers, we deliver a variety of offers to targeted segments of consumers. The cost of our services generally rises with the degree of targeting or customization that we provide because, in our experience, these efforts generally result in higher response rates for the advertiser. In addition, we charge some of our advertisers based on the performance of the promotional offers that we deliver for them.

      The promotional services that we provide our advertisers include:

      . Lead Generation. We provide advertisers a method of generating permission-based leads by providing consumers with access to free samples or trial offers of their products or services across our Lead Generation Network, which is our distribution network for lead generation offers and is part of our CoolSavings Marketing Network. These offers can be targeted to consumers by demographic profile, shopping preferences and aggregate transactional data. Consumers voluntarily provide the advertiser with contact information, such as name, e-mail and mailing address, as well as other data about their households in order to be contacted by the advertiser with more information or for a special promotion.

      . E-Mail. Registered consumers across our E-mail Network, a part of our CoolSavings Marketing Network, may elect to receive periodic e-mails notifying them of offers from our advertisers that may be of personal interest. This allows us to send targeted e-mails to these registered consumers on the basis of their demographic profiles and shopping preferences. The e-mails are targeted through pre-selected criteria, customized survey questions, and/or customized models we develop for particular campaigns. Consumer permission is at the heart of our e-mail solution. Therefore, promotional e-mails are only sent to registered consumers who have consented to receive them.

      . Coupons. Using our patented technology, manufacturers and retailers can distribute secure printable coupons and paperless/electronic coupons to a targeted group of consumers for in-store or on-line redemption (using unique coupon codes for online purchases) to consumers across our Coupon Network, a part of our CoolSavings Marketing Network. Companies also license our technology to deliver coupons to consumers visiting their own web properties.

      . Loyalty. CoolSavings' FreeStyle Rewards program is designed to provide online merchants with a consistent source of valuable, motivated shoppers to drive incremental sales. The program provides registered consumers with points for making purchases at participating merchant's online stores, and these points may be redeemed for FreeStyle Rewards branded, pre-funded debit Mastercards <registered trademark>.

      ANALYTIC AND RESEARCH SERVICES

      We use sophisticated data mining tools to help our advertisers execute effective promotional campaigns. These tools permit us to analyze individual and demographic information in our database and provide our advertisers with insight into our consumers' preferences. We use the tools to analyze collected consumer information and create predictive models to make future targeted advertising even more effective. Using e-mail, we can also contact and survey Coolsavings registered consumers who have responded to a specific offer. We also use our sophisticated analytics to manage and optimize the performance of our collective offer set for our benefit and the benefit of our consumers. We can also apply our analytic infra-structure to analyze the databases of our advertisers upon their request.


SALES AND MARKETING

      We have built a sales organization dedicated to developing and maintaining close relationships with advertisers and advertising agencies. Our sales force is organized into three regional groups along geographic distinctions to effectively manage the breadth and diversity of our key strategic accounts. We intend to continue to build these relationships and expand our reach into key vertical industry segments, including retail, CPG, media and publishing, financial services, education and other direct marketing services.

      Our marketing department is dedicated to expanding our CoolSavings Marketing Network partnerships, promoting the CoolSavings and FreeStyle Rewards brands, acquiring registered consumers for our coolsavings.com and freestylerewards.com web sites, and initiating product and service improvements that meet the needs of our consumers and advertisers. Currently and historically, we have made heavy use of online advertising consisting of online banner advertisements on high-traffic web sites such as portals and search engines. We also have developed network affiliate programs, in which other companies send consumers to the coolsavings.com web site and receive a fee for each resulting consumer registration. In addition, some of our advertisers provide links from their own web sites that click through to offers on the coolsavings.com web site.


OPERATIONS AND TECHNOLOGY

      We have developed a proprietary system to target and personalize promotional offers from our advertisers to our consumers. There are seven main components of our system:

      . our web server technology, which allows us to display offers of interest to each consumer;

      . our database, which processes the offers and stores the information about our consumers and their activity across the CoolSavings Marketing Network;

      . our data mining and targeting modules, which we use to determine the consumers to whom we will deliver offers and the most appropriate offers for each consumer;

      . CoolSavings Coupon Manager, our software program that produces high-quality coupons and other secure certificates on a consumer's personal computer printer for in-store or mail-in use;

      . our proprietary technology that provides the integration of electronic/paperless coupons into grocery retail point-of-sale systems and delivery through frequent shopper cards;

      . our campaign manager software, SavingsCenter, which we use to create, target and report on the effectiveness of our advertisers' offers; and

      . our email system that allows us to deliver targeted e-mail, e-mail based on specific survey questions and category newsletters (e-mails related to specific topics such as groceries, babies, etc.) on a highly targeted basis to our registered consumers across our network who have specifically requested the contact from our advertisers.

      Our system has been designed around industry-standard architecture and is designed to provide availability 24 hours-a-day, seven days-a-week. Occasionally in the past, we have taken our servers off-line to make upgrades or maintenance checks on our system. However, our system has been available to the public approximately 99.8% of the time since our launch in 1997.

      Our web servers and the database behind our system, as well as our data mining servers, are located at Exodus, a Savvis Communications Corporation data center in suburban Chicago, Illinois. Currently, all site traffic is directed from the systems located at Exodus, and we maintain a redundant version of our critical systems at our Chicago headquarters.


INTELLECTUAL PROPERTY

      We currently hold all right, title and interest in and to two United States Patents, No. 5,761,648, entitled "Interactive Marketing Network and Process Using Electronic Certificates" (the "'648 Patent"), and No. 5,855,007, entitled "Electronic Coupon Communication System" (the "'007 Patent"). Due to a prior lawsuit filed by a competitor, which has been settled (see "Item 3. Legal Proceedings" for further discussion), our '648 Patent is currently in re-examination with the United States Patent and Trademark Office and has been so since 2000.

      In addition, we hold all right, title and interest in and to two United States Patent Applications, including Series Nos. 60/416,981 (filed October 8, 2002) and 10/677,555 (filed October 2, 2003) entitled "Secure Promotions", and Serial No. 10/760,701 (filed January 20, 2004) entitled "System and Method of Generating Sales by Way of a Computer Network," as well as two provisional United States Patent Applications entitled "Automated Segmentation and Yield Management" filed on December 29, 2004, and a "System and Method of Using Web Beacons to Determine Browsing Behavior Based on Demographic and/or Psychographic Make Up" filed on
March 12, 2004.

      In addition to our patents and pending applications, we have registered trademarks, service marks and copyrights in the United States and other countries. We also own common law rights in several other marks, and have registration applications pending in the United States and other countries.

      We regard the protection of our intellectual property, including our patents, copyrights, service marks, trademarks, trade dress and trade secrets, as important to our future success. We rely on a combination of these intellectual property rights and contracts to protect the services we have created and our competitive position in the marketplace. We have entered into confidentiality and invention assignment agreements with our employees and contractors. Where we have considered it necessary, we have required nondisclosure agreements with our suppliers and advertisers to protect confidential information about our business plans and technology. However, these arrangements and the other steps which we have taken may not protect our trade secrets or prevent another company from copying important parts of our service. While we have registered our trademarks and service marks in the U.S. and certain other countries, protection of these marks may not be available in every country where we may do business.

COMPETITION

      The market for interactive marketing services is rapidly evolving and intensely competitive. Barriers to entry for companies in our market are low, and current and potential competitors can launch new web sites and/or services at a relatively low cost.

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

      .     advertiser and consumer acquisition costs;

      .     consumer database size and demographics;

      .     ability to source and activate consumers;

      . ability to maintain and add new partners to the CoolSavings Marketing Network;

      .     frequency of use and consumer response rates;

      .     technological expertise; and

      .     general demand for online marketing services.

      We believe we are well-positioned to compete in our market as a result of the breadth and sophistication of our services, the size and demographics of our consumer audience, our experienced workforce, our proprietary technology, our analytical capabilities, and our established brand recognition.

      We face competition from traditional direct marketers, including leading distributors of traditional coupons by mail or newspaper inserts, and from companies offering affinity rewards tied to responses to advertisements. A leading distributor of traditional newspaper-insert coupons, which has significant existing relationships with advertisers such as CPG companies, competes against us directly by delivering their promotions over the Internet. We compete with other web sites, portals and advertising networks, as well as traditional offline media such as television, radio and print, for a share of advertisers' total advertising budgets and for consumers' attention.

      We also encounter competition from a number of other sources, including other online direct marketers, online publishers, companies engaged in advertising sales networks, advertising agencies and other companies that facilitate Internet advertising.


EMPLOYEES

      As of March 1, 2005, we had 133 full-time employees. We have never had a work stoppage and our employees are not covered by any collective bargaining agreement. We consider our relations with our employees to be good.

AVAILABLE INFORMATION

      We maintain an Internet web site at www.coolsavings.com that includes a hypertext link to the SEC web site (www.sec.gov), where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the SEC. Alternatively, all materials that we file with or furnish to the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information related to the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.


RISK FACTORS

      You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.

      WE HAVE A HISTORY OF NET LOSSES

      We incurred net losses and negative operating cash flows in all years prior to 2003, although we earned net income and positive operating cash flows in 2004 and 2003. We may not be able to achieve or sustain profitability or positive operating cash flows in the future. As of December 31, 2004, our accumulated deficit was $96,538.

      WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR LONG TERM CAPITAL
NEEDS

      At December 31, 2004, we had $7,162 in cash and cash equivalents. Since 2001 we have been in default under the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement") with Landmark. The entire loan plus accrued interest, totaling $6,656 at December 31, 2004, is immediately due and payable at the option of Landmark. Furthermore, Landmark could at any time require us to redeem any or all of the shares of Series B Preferred Stock held by Landmark, which had an aggregate redemption value of $26,850 as of December 31, 2004. Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations to meet our long-term capital needs, we may be unable to operate our business. If Landmark exercises its right to payment under our obligations to Landmark, we will be unable to continue to operate our business, unless approval is obtained from Landmark to obtain additional financing and we are able to obtain such financing on acceptable terms. We may not be able to obtain such financing.

      OUR CONTRACTS WITH OUR ADVERTISERS AND COOLSAVINGS MARKETING NETWORK PARTNERS MAY BE CANCELLED ON SHORT TERM NOTICE

      A majority of our current advertising contracts and CoolSavings Marketing Network partner contracts permit either party to terminate the contract upon advance written notice ranging from 2 to 60 days. We may be unsuccessful in securing longer commitments. Some advertisers prefer short-term contracts because they use our service to promote limited-time promotional events or seasonal products and services. We may not be able to renew our existing contracts or attract new advertisers or CoolSavings Marketing Network partners.

      WE MUST BE ABLE TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH OPERATORS OF OTHER WEB SITES AND PARTNERS IN OUR COOLSAVINGS MARKETING NETWORK TO ATTRACT NEW CONSUMERS

      We advertise on third-party web sites using banner advertisements to attract potential new registered consumers to our coolsavings.com web site.

Competition for banner and sponsorship placements on the highest traffic web sites is intense, and we may not be able to enter into these relationships on commercially reasonable terms, or at all. Even if we enter into or maintain our current relationships with other web site operators, those sites may not attract significant numbers of users or increase traffic to our web site.

      Most of our contracts with CoolSavings Marketing Network partners may be cancelled on short term notice. If we are unable to renew contracts with existing CoolSavings Marketing Network partners, our services will reach a smaller number of consumers, thereby possibly producing a decrease in revenue for us and potentially affecting our ability to adequately service our advertisers.

      WE DEPEND ON INTERNET SERVICE PROVIDERS TO DELIVER OUR E-MAIL
TRANSMISSIONS

      We send e-mail messages on behalf of advertisers across our E-mail Network to registered consumers who have requested to receive e-mail from us; we also assemble and transmit e-mail newsletters to our e-mail database or our partners' databases which contain promotions from multiple advertisers. In order for our registered consumers to receive our e-mails, we depend on Internet Service Providers (ISPs) to accept and deliver those messages.

      Due to the proliferation of unsolicited e-mail, many ISPs are developing technologies to limit or eliminate the delivery of unsolicited e-mail to their members. Although we send e-mail only to registered consumers who specifically have requested we do so, the technologies currently in use or those being developed, such as e-mail surcharges, electronic stamps, ISP-approved white lists, or e-mail sender password verifications, may not respect the choices made by our registered consumers. At various times during 2004 and 2003, we, like others in the industry who send e-mail, experienced an ISP's failure to deliver e-mails to their customers who are also consumers in our opt-in e-mail database.

      Many of our registered e-mail consumers use e-mail services provided by one of the relatively small number of large ISPs. If one or more of those ISPs fails to deliver our e-mail transmissions, our inability to communicate with those registered consumers could harm our business. In addition, if one or more of those ISP's adopt electronic stamp technology or a white list, our costs related to e-mail delivery may increase substantially. In any of the prior examples, we may not be able to send the volume of e-mail requested by an advertiser. Furthermore, our inability to communicate with those registered consumers who have consented to receive e-mail may cause them to stop visiting our web site. If our database of e-mail addresses shrinks materially as a result of the failure of one or more ISPs to deliver our e-mail, advertisers may be less willing to purchase our e-mail services or may only be willing to pay lower prices for our services.

      WE DEPEND ON THE SUCCESSFUL INTRODUCTION OF NEW SERVICES AND FEATURES

      To retain and attract consumers and advertisers, we believe that we will need to continue to introduce additional services and new features across the CoolSavings Marketing Network. These new features and services may require us to spend significant funds on product development and on educating our advertisers and consumers about our new service offerings. New services and features may contain errors or defects that are discovered only after introduction. Correcting these defects may result in significant costs, service interruptions, loss of advertisers' and consumers' goodwill and damage to our reputation. In addition, our successful introduction of new technologies will depend on our advertisers' abilities to adapt to using these technologies, over which we have no control. If we introduce a service or feature that is not favorably received, our consumers may use these services less frequently, our existing advertisers may not renew their contracts, and we may be unable to attract new consumers and advertisers.

      WE DEPEND ON COMPELLING OFFERS FROM ADVERTISERS

      Consumers' usage of our services, and the resulting attractiveness of our service to advertisers, depends upon the quality of the offers we deliver and our consumers' interest in them. In addition, under some of our advertising contracts, our revenues depend on consumers' responsiveness to specific promotions. We currently consult with our advertisers about the type and frequency of incentives they offer, but we cannot control their choice of promotions or their fulfillment of incentives. If our advertisers' offers are not attractive to our consumers, we will not be able to generate adequate revenues from those consumers or on the responses we produce. Moreover, if our consumers are not satisfied with the offers our advertisers make available to them or with the products or services they receive upon redemption of offers, their negative experiences might result in publicity that could damage our reputation, which would harm our efforts to attract and retain new consumers and advertisers.

      WE MAY BE HARMED IF RETAILERS REFUSE TO ACCEPT PRINTABLE AND ELECTRONIC/PAPERLESS COUPONS OR IF OUR ADVERTISERS FAIL TO HONOR THEIR OFFERS ON OUR WEB SITE OR TO COMPLY WITH APPLICABLE LAWS

      Our success depends largely upon retailers honoring electronic and printed coupons, including ours, and upon advertisers reliably delivering and accurately representing the listed goods and services. Some traditional retailers may not readily accept computer-generated coupons as valid, in part because of their cashiers' lack of familiarity with them and the risk that coupons can be counterfeited. We have occasionally received, and expect to continue to receive, complaints from consumers about retailers' failure to honor our coupons. If such complaints become more common and/or costly to our consumers, these complaints may be accompanied by requests for reimbursement or threats of legal action against us. Any resulting reimbursements or related litigation could be costly for us, divert management attention, or increase our costs of doing business. If advertisers or retailers fail to honor our coupons, consumers could be less inclined to select future offers. In addition, our advertisers' promotion of their goods and services may not comply with federal, state and local laws. Our role in facilitating advertisers' sales activities may expose us to liability under these laws. If we are exposed to this kind of liability, we could be required to pay substantial fines or penalties, redesign our web site, the CoolSavings Marketing Network or business processes, discontinue some of our services or otherwise spend resources to limit our liability.

      WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE COMPETITORS

      The market for interactive marketing services continues to evolve and is intensely competitive. Barriers to entry for companies in our market are low, and current and potential competitors can launch new web sites and interactive marketing services at relatively low cost.

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

      INTELLECTUAL PROPERTY LITIGATION AGAINST US MAY BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

      Third parties may seek to invalidate our '648 Patent entitled "Interactive Marketing Network and Process Using Electronic Certificates" and our '007 Patent, entitled "Electronic Coupon Communication System." Previously, we have had to defend lawsuits filed by competitors alleging that our technology or business methods infringe on the competitors' patents. In addition, competitors have in the past, and may in the future, name our customers as defendants in these suits, which may cause these customers to terminate their relationships with us. Our efforts to defend these actions may not be successful. Our failure to prevail in this litigation could result in:

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

      Because of the ongoing technical efforts of others in our market and the ongoing introduction of our technology, we may continue to be involved with one or more of our competitors in legal proceedings to determine the parties' rights to various intellectual property, including the right to our continued ownership of our existing patents. See "Item 3 - Legal Proceedings."

      WE MAY BE SUBJECT TO CLAIMS OR REGULATORY INVESTIGATIONS AS A RESULT OF OUR DATA ANALYSIS ACTIVITIES

      Some consumers who receive offers from us may register complaints or initiate legal action against us. In addition, we provide advertisers with aggregate information regarding consumer demographics, shopping preferences and past behavior. There has been substantial publicity, governmental investigations and litigation regarding privacy issues involving the Internet and Internet-based advertising. To the extent that our data mining and/or other activities conflict with any privacy protection initiatives or if any private or personally identifiable information is inadvertently made public, we may become a defendant in lawsuits or the subject of regulatory investigations relating to our practices in the collection, maintenance and use of information about, and our disclosure of these information practices to, our consumers. Litigation and regulatory inquiries of these types are often expensive and time consuming, and their outcome is uncertain. We may need to spend significant amounts on our legal defense, and senior management may be required to divert its attention from other aspects of our business. Furthermore, a judgment or decree may be entered against us, which could require us to pay damages or to make changes to our present and planned products or services.

      OUR REPUTATION AND BUSINESS COULD BE DAMAGED IF WE ENCOUNTER SYSTEM INTERRUPTIONS

      Our web sites must be able to handle a high volume of traffic and transactions. Our database must also handle a large volume of consumer data and information about consumers usage across our branded web sites and the CoolSavings Marketing Network. The satisfactory performance, reliability and availability of our web sites, database systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of consumers. Our revenues depend on promotional offers being readily available for consumers and our ability to process their coupon downloads, e-mail responses and other transactions across our network. Any system interruptions that result in the unavailability of our service or reduced consumer activity would impair the effectiveness of our service to advertisers. Interruptions of service may also inhibit our ability to attract and retain consumers, which in turn could hinder our sales and marketing efforts. We have experienced periodic system interruptions, which may occur from time to time in the future.

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

      We rely on a third-party service provider to provide access to our branded web sites and the CoolSavings Marketing Network and to support their operation. Our network infrastructure is located at the suburban Chicago facility of Exodus, a Savvis Communications Corporation data center. Our support arrangement with this provider is for a term of two years.

      Our success and our ability to attract new consumers and motivate those consumers to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system, as well as the servers we use to perform data analysis, are currently located at Exodus. Currently, all web site and CoolSavings Marketing Network traffic is directed to the Exodus system and we maintain a redundant version of our critical systems at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power losses, telecommunication failures, and other natural disasters or other unanticipated problems. In addition, the system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in, or degradation of, our services. Our business interruption insurance may not adequately compensate us for resulting losses.

      Furthermore, the computer servers running our system are vulnerable to general mechanical breakdown or component failure, computer viruses, physical or electronic break-ins, sabotage, vandalism and similar disruptions which could lead to loss or corruption of data or prevent us from posting offers on our web sites and the CoolSavings Marketing Network, sending e-mail notifications of new offers to our registered consumers or delivering coupons or other certificates to our consumers.

      OUR BUSINESS WILL BE HARMED IF OUR ONLINE SECURITY MEASURES FAIL

      Because our efforts to attract and retain consumers depend, in part, on potential consumers' expectations of privacy in using our services, our business could be damaged by any security breach of our database or the CoolSavings Marketing Network. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by these breaches. Someone circumventing our security measures could misappropriate proprietary information, corrupt our database or otherwise interrupt our operations. We could also be subject to liability as a result of any security breach or misappropriation of our registered consumers' personal data. This could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, as well as claims based upon other misuses of personal information, such as unauthorized marketing. These claims could result in costly litigation and could limit our ability to attract and retain advertisers and consumers. Our security measures may fail to prevent security breaches. Any failure to prevent security breaches could damage our reputation and harm our business.

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

      PATENTS

      Although we have two issued United States patents and have four pending United States patent applications directed to different aspects of our technology and business processes:

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

      . our pending patent applications for a "System and Method of Generating Sales Leads by Way of a Computer Network," a "System and Method of Using Web Beacons to Determine Browsing Behavior Based on Demographic and/or Psychographic Make Up," "Secure Promotions" and "Automated Segmentation and Yield Management" may not result in the issuance of any patents;

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

      We may not prevent others from infringing on our patents and using
our proprietary rights.   In the event that we are sued for patent
infringement, such lawsuits may seek damages against us and/or seek to prevent us from using features of our system or business. Competitors also may take steps in the United States Patent and Trademark Office to contest our patent rights. Our '648 Patent is currently with the United States Patent and Trademark Office and will be re-examined. The re-examination may result in the '648 Patent being narrowed in scope or declared invalid. A decision by the United States Patent and Trademark Office to either narrow the scope of the '648 Patent or declare the '648 Patent invalid may seriously harm our business.

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

      WE MAY NOT BE ABLE TO CONTINUE TO ATTRACT, ASSIMILATE AND RETAIN HIGHLY SKILLED PERSONNEL

      Our future success depends on the continued services of our senior management and other key sales and technical personnel. Our future success also depends on our ability to identify, attract, retain and motivate highly skilled employees. Competition for the best employees in our industry remains intense. We have occasionally encountered and may continue to encounter difficulties in hiring and retaining highly skilled employees, particularly qualified software developers for our services, the CoolSavings Marketing Network and database systems. We may be unable to retain our key employees or identify, attract, assimilate or retain other highly qualified employees in the future.

      FEDERAL, STATE AND LOCAL GOVERNMENTS MAY FURTHER REGULATE THE INTERNET, INTERNET ADVERTISING AND PRIVACY WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS

      The adoption or modification of laws or regulations relating to the Internet, Internet-based advertising and privacy, and the application of traditional legal principles to online activities, could harm our business. In particular, our business could be severely damaged by any regulatory restrictions on our collection or use of information about our consumers.

      Laws and regulations that apply to Internet advertising and communications and Internet users' privacy are becoming more prevalent. For example, the United States Congress and Federal Trade Commission have adopted laws and regulations regarding the online collection and use of information from children and the content of Internet communications, and the federal government as well as various states regulate e-mail marketing and online privacy. However, even in areas where there has been some legislative action, the laws governing the Internet remain largely unsettled. There is no single government body overseeing our industry, and some existing state laws have different and sometimes inconsistent application to our business. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, taxation, determination of proper state jurisdiction taxation and the need to qualify to do business in a particular state, apply to the Internet, Internet advertising and online activities in general. Also, we have conducted trivia quizzes and other contests and sweepstakes on our web site and the CoolSavings Marketing Network, which may be subject to gaming and sweepstakes laws. Our attempts to comply with these laws may be inadequate, in part because the effect of these laws on our activities is often unclear. In addition, because our branded web sites and the CoolSavings Marketing Network can be accessed from foreign countries, our business may be subject to foreign laws and regulations. Activities that may be acceptable in the United States may not be acceptable in foreign jurisdictions.

      We expect that regulation of the Internet and Internet advertising will intensify, which could harm our business. Due to the proliferation of unsolicited e-mail, the United States' Congress passed the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 ("CAN-SPAM"). Additionally, a number of proposals to restrict the collection of information about Internet users and to tax Internet-based transactions are under consideration by federal, state, local and foreign governmental organizations. A federal moratorium on new taxes on Internet access expires on November 1, 2007. There is no federal law preempting state tax laws or the levy of state sales taxes to online e-commerce activities. The taxation of online transactions or other new regulations could increase our costs of doing business or otherwise harm us by making the Internet less attractive for consumers and businesses.

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

      . limit our ability to collect and use data from our consumers, which could prevent us from attracting and retaining advertisers;

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

      . make acquisitions of other businesses or assets or enter into joint ventures or partnerships with other entities that would involve the payment of consideration of $1,000 or more;

      . pay dividends on, or purchase, redeem or otherwise acquire for value any shares of our capital stock (with certain exceptions); or

      . authorize or issue equity securities or securities exercisable for or convertible into equity securities other than shares issued for cash pursuant to our stock option plans, and shares issuable upon conversion and exercise of securities outstanding on the date of issuance of the Series B Preferred Stock.

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

      As of March 1, 2005, we had a total of 189,244,126 shares of Series B and Series C Preferred Stock issued and outstanding. Under the terms and conditions of the Series B and Series C Preferred Stock, these shares are convertible into an equal number of shares of our common stock at the holder's option. In addition, as of March 1, 2005, we had outstanding warrants exercisable for 12,952,945 shares of our common stock and outstanding stock options exercisable for 7,041,125 shares of our common stock. As described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," we continue to issue additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Note (as defined in Note 3 of our Notes to the Financial Statements in this Form 10-
K). Our stockholders may suffer substantial additional dilution as a result of the issuance of additional shares of preferred stock and warrants. Furthermore, our stock price may decline as a result of sales of a large number of the shares of common stock issuable upon conversion or exercise of the preferred stock, warrants and/or stock options or the perception that such sales could occur.

      OUR COMMON STOCK IS VOLATILE, HAS LIMITED PUBLIC LIQUIDITY AND MAY LEAD TO INVESTOR LOSSES AND RESULT IN SECURITIES LITIGATION

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

      The market price of our common stock has been volatile and may be subject to wide fluctuations. During the past three fiscal years, the per share closing price of our common stock has fluctuated from a high of $1.05 per share to a low of $0.03 per share. Factors that might cause the market price of our common stock to fluctuate include, without limitation:

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

      .     changes in our liquidity position;

      .     changes in key personnel;

      . future sales of our common stock, including sales of common stock acquired upon conversion of our Series B Preferred Stock, Series C Preferred Stock, or exercise of outstanding warrants or options;

      . announcements of material events related to outstanding loans to us; and

      .     volatility in the equity markets.

      The market prices of the securities of Internet-related and technology companies are often highly volatile and subject to wider fluctuations that may bear little relation to actual operating performance of these companies. Also, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Any securities class action litigation involving us likely would result in substantial costs and a diversion of senior management's attention and resources, and likely would harm our stock price.

ITEM 2.  PROPERTIES

      Our executive and operating offices are currently located in Chicago, Illinois, in a 48,373 square foot leased facility. We occupy 32,226 square feet, have sublet 12,487 square feet, and are attempting to sublet the remaining unoccupied space. The lease expires in 2010. We also lease 3,251 square feet of office space in San Francisco, California, pursuant to a lease that expires on July 31, 2005.


ITEM 3.  LEGAL PROCEEDINGS

      On November 15, 1999, Catalina Marketing International, Inc. ("Catalina Marketing") filed a lawsuit against us alleging that our systems and methods infringed Catalina Marketing's United States Patent No. 4,674,041 (the "'041 Patent"), and sought to enjoin us from further infringing its '041 patent (the "Catalina Litigation").

      On February 12, 2000, Supermarkets Online, Inc. ("Supermarkets Online"), an affiliate of Catalina Marketing, filed a separate lawsuit against us alleging that our systems and methods infringe Supermarket Online's United States Patent No. 6,014,634 (the "'634 Patent") (the "Supermarkets Online Litigation").

      On October 19, 2004, we, Catalina Marketing and Supermarkets Online settled the Catalina Litigation and the Supermarkets Online Litigation on mutually agreeable terms. The full financial impact of the settlement is reflected in our results for the year ended December 31, 2004 and was not material to our operating results for that year. The settlement will allow us to continue to operate our systems and methods without threat of infringement of the Catalina and Supermarkets online patents that were the subject of the Catalina Litigation and the Supermarkets Online Litigation.

      In November 2004, a former employee of ours filed a lawsuit against us in the Supreme Court of the State of New York for Suffolk County, alleging that we improperly terminated her employment. The former employee is seeking at least $10,000 plus punitive damages. We believe the former employee's allegations to be without any merit and we intend to vigorously defend this lawsuit.

      We may be involved in additional litigation, investigations or other proceedings in the future. Any litigation, investigation or proceeding, with or without merit, could be costly and time-consuming and could divert our management's attention and resources, which in turn could harm our business and financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of 2004.



                                   PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION.

      Our common stock is traded on the OTC Bulletin Board under the symbol "CSAV.OB." The following table presents the per share high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board.

                                                          High       Low
                                                          -----     -----
Fiscal Year Ended December 31, 2004
  First Quarter 2004 . . . . . . . . . . . . . . . .      $0.80     $0.51
  Second Quarter 2004. . . . . . . . . . . . . . . .       0.62      0.36
  Third Quarter 2004 . . . . . . . . . . . . . . . .       0.51      0.34
  Fourth Quarter 2004. . . . . . . . . . . . . . . .       0.75      0.28

Fiscal Year Ended December 31, 2003
  First Quarter 2003 . . . . . . . . . . . . . . . .      $0.25     $0.09
  Second Quarter 2003. . . . . . . . . . . . . . . .       1.15      0.21
  Third Quarter 2003 . . . . . . . . . . . . . . . .       0.90      0.56
  Fourth Quarter 2003. . . . . . . . . . . . . . . .       0.90      0.51


      On March 1, 2005, the closing sales price of our common stock was $0.72, and our common stock was held by approximately 1,800 holders of record.

      We have never declared nor paid any cash dividends on our common stock. In order to pay a dividend on our common stock, holders of a majority of both our outstanding Series B Preferred Stock and our outstanding Series C Preferred Stock must consent to such dividend payment.

We currently anticipate that we will retain any future earnings for the development and operation of our business.

      The holders of the Series B Preferred Stock are entitled to receive 8% per annum "in-kind" stock dividends. As of December 31, 2004, 3,455,767 shares of Series B Preferred Stock were issuable with respect to accrued, but not declared, dividends. Dividends are declared quarterly on each January 1, April 1, July 1, and October 1.


RECENT SALES OF UNREGISTERED SECURITIES

      We did not sell any unregistered securities during 2004.


RECENT PURCHASES OF OUR EQUITY SECURITIES

      We did not purchase any of our equity securities during the fourth quarter of 2004.

ITEM 6.  SELECTED FINANCIAL DATA

      The statement of operations data set forth below for the years ended December 31, 2004, 2003 and 2002 and the balance sheet data as of December 31, 2004 and 2003 have been derived from audited financial statements included elsewhere in this annual report. The statement of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 are derived from audited financial statements that do not appear in this report.

      You should read the selected financial data set forth below along with the financial statements and related notes and "Management's
Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.


                                                                        Year Ended December 31,
                                          ----------------------------------------------------------------------
                                             2004           2003           2002           2001           2000
                                          ----------     ----------     ----------     ----------    -----------
                                                      (in thousands, except share and per share data)
Statement of Operations Data:
  Net revenues . . . . . . . . . . .     $    38,347     $   32,392     $   26,360     $   22,173     $   39,866
  Income (loss) from operations. . .           1,154          1,089         (7,180)       (25,656)       (39,378)


  Net income (loss). . . . . . . . .     $       673     $      655     $   (8,287)    $  (29,227)    $  (39,240)

  Deemed dividend representing
    the beneficial conversion
    feature of Series A
    Preferred Stock. . . . . . . . .           --             --             --             --           (19,868)

  Accretion of convertible
    redeemable Series B
    Preferred Stock to
    redemption value . . . . . . . .           --             --             --            (1,318)         --

  Cumulative dividend on
    Series B Preferred Stock . . . .          (2,086)        (1,926)          (909)          (113)         --
                                          ----------     ----------     ----------     ----------     ----------
  Loss applicable to common
    stockholders . . . . . . . . . .     $    (1,413)    $   (1,271)    $   (9,196)    $  (30,658)    $  (59,108)
                                          ==========     ==========     ==========     ==========     ==========
  Historical loss per common
    share, basic and diluted . . . .     $     (0.04)    $    (0.03)    $    (0.24)    $    (0.78)    $    (1.63)
                                          ==========     ==========     ==========     ==========     ==========
  Weighted average shares used
    to compute historical basic
    and diluted loss per
    common share . . . . . . . . . .      39,249,478     39,107,203     39,093,660     39,093,660     36,313,759
                                          ==========     ==========     ==========     ==========     ==========





                                                                        December 31,
                                          ----------------------------------------------------------------------
                                             2004           2003           2002           2001           2000
                                          ----------     ----------     ----------     ----------    -----------
                                                                      (in thousands)
Balance Sheet Data:
  Cash and cash equivalents. . . . . .   $     7,162     $    7,347     $    4,867     $    5,144     $    7,041
  Working capital (deficit). . . . . .            (8)           112         (1,299)       (10,761)        (1,623)
  Total assets . . . . . . . . . . . .        17,322         15,061         14,005         17,964         29,510
  Long-term debt, including
    current portion. . . . . . . . . .         6,567          6,059          5,592         14,281          4,389
  Total convertible redeemable
    preferred stock. . . . . . . . . .        28,800         26,755         25,041         12,058          --
  Total stockholders' (deficit)
    equity . . . . . . . . . . . . . .       (26,844)       (25,317)       (24,219)       (15,023)         9,743


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "target," "forecast," "anticipate", "intend," "believe," "plan," "will," "expect," and similar expressions, but such words are not the exclusive means of identifying these statements. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this annual report, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our ability to secure financing to meet our long-term capital needs, our ability to secure long-term contracts with existing advertisers and attract new advertisers, our ability to add new consumers, our ability to successfully introduce new services and features, our ability to compete successfully against current and future competitors, our ability to protect our patents, trademarks and proprietary rights, our ability to continue to attract, assimilate and retain highly skilled personnel, general industry, economic and market conditions and growth rates, and the potential of higher actual media costs, and other costs and expenses, when compared to
our estimated costs and projections.   For a discussion of these and other
risks, uncertainties and factors which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements, see "Item 1. Business - Risk Factors".

      We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws. You should not place undue reliance on such forward-looking statements.

OVERVIEW

      For the year ended December 31, 2004, for the second consecutive year, we recorded net income. In addition, we recorded net revenues of $38,347 in 2004, which were our highest since 2000, and we experienced positive cash flows from operations for the second year in a row. Based on our current plans, we expect to generate sufficient cash flow from operations to meet our ongoing operating obligations for the foreseeable future, excluding any potential acquisitions that may require large cash outlays, or any payments under our obligations to Landmark that Landmark has the right to demand.

      During 2004, we experienced a significant amount of growth in net revenues and product offerings. We believe that the investments in additional staff and product capabilities made in 2003 and during 2004 resulted in higher net revenues, continued positive operating cash flows, and continued profitability in 2004. Net revenues grew 18% in 2004 compared to the prior year and grew 51% in the fourth quarter alone, as compared to the fourth quarter of 2003. Net revenues increased mainly due to the launch of a new distribution network, the Lead Generation Network, part of the CoolSavings Marketing Network as described below. We experienced positive operating cash flows due to the increase in net revenues and improved cash collections.

      Investments in our work-force in 2003, along with our acquisition of the Targeted Marketing Services ("TMS") business line of ADS Alliance Data Systems, Inc. ("ADS") in February 2004, have enabled us to enhance existing products and develop new technology and business relationships. During 2004, we successfully launched the Lead Generation Network, FreeStyle Rewards (a points-based rewards program for registered consumers), and Grocery Solutions, an addition to our coupon service featuring electronic/paperless coupons. The Grocery Solutions capability was acquired through our purchase of the TMS business in 2004.

      In the fourth quarter of 2004, we began to internally report the results of the resultant new business line, Grocery Solutions. As a result of this internal reporting, we determined that our Grocery Solutions business qualifies as a reportable operating segment under SFAS 131 as of December 31, 2004. Therefore, we are reporting our results for 2004 under two reportable operating segments: the CoolSavings service and Grocery Solutions. The CoolSavings service derives its revenues primarily from the sale of online advertising to advertisers across the CoolSavings Marketing Network and our partners' web sites. The Grocery Solutions segment derives its revenues primarily from grocery retailers by providing distribution of printable coupons and coupons posted electronically to frequent shopping cards of members of the customer loyalty programs of a growing list of leading grocery retailers. The Grocery Solutions segment now manages the electronic customer loyalty program for one of the nation's largest grocery retailers. In our discussion of our two reportable operating segments, revenue is organized between the CoolSavings service and Grocery Solutions.

However, operating costs and expenses are discussed on a combined basis because we believe that a separate discussion of each expense classification for our two segments does not enhance an understanding of our consolidated results.

      During 2005, much of our efforts will be focused on improving consumer reach and consumer retention for the CoolSavings service. We plan to further expand the CoolSavings Marketing Network, in particular the Lead Generation Network, with technological enhancements and business partner development, and enhance our FreeStyle Rewards program through the addition of retailers and online marketing programs by building on our network partnership relationships with grocery retailers.

RECENT DEVELOPMENTS

      BUSINESS ACQUISITION

      On February 6, 2004, we acquired certain assets of the TMS business line of ADS. In addition, we contracted for certain data center services, and assumed a short term lease obligation and certain existing customer contracts and service obligations related to the operations of the TMS business line. Among the assets acquired were certain intangible property related to consumer packaged goods ("CPG") company contracts, retail relationships, patent application rights, copyrights, trademarks and domain names and an information technology capability necessary to meet existing TMS service obligations. We made a cash payment of $100 for the purchase of these assets and a cash payment of $93 for the data center services provided by ADS. The funds used for the purchase price were provided by our existing working capital. In addition, in connection with the acquisition, we released ADS from its obligations under a license agreement with us under which we recorded revenue of $273 in 2003.

      This acquisition provided us with new and expanded strategic capabilities in the area of frequent shopper card and paperless coupon solutions to grocery retailers and CPG manufacturers. We have expanded the capabilities of this business into a new service offering, Grocery Solutions, and have invested capital and work-force related costs to operate this business and integrate it into our existing business. In connection with this acquisition, we added a total of 13 new employees, representing the TMS assembled workforce.

      NEW DISTRIBUTION NETWORK AND SERVICE OFFERING

      In late March 2004, we enhanced the CoolSavings Marketing Network with the addition of the new Lead Generation Network, a distribution network of other web properties for lead generation offers. The Lead Generation Network became fully operational in the second quarter of 2004. The Lead Generation Network enables us to deliver targeted, highly qualified permission-based leads to advertisers. While this network provides additional revenue, we have incurred and paid and expect to incur and pay expenses related to Lead Generation Network partner fees. These fees are recorded in cost of revenues in our statement of operations. With the continued growth of the Lead Generation Network, we expect our gross profit margin percentages to continue to decrease as a more significant portion of our revenue is derived from the Lead Generation Network which will lead to an increase in partner fee expense. We are continuing to develop new technology and business relationships to support the Lead Generation Network.

      In the third quarter of 2004, we expanded our marketing services with the launch of our FreeStyle Rewards program, our first new brand since 1997. FreeStyle Rewards is a point-based rewards program for registered consumers, under which registered consumers earn points for each dollar spent on qualified purchases at participating online merchant web sites.
We receive a portion of the purchase price from the merchants and record it as revenue. FreeStyle Rewards' registered consumers can redeem the earned points for a FreeStyle Rewards branded, pre-funded debit Mastercard
<registered trademark> that can be used as cash at millions of locations and online. With this program, we have added hundreds of merchants and online shopping offers to our existing program of online savings. As of December 31, 2004, this program was available on the coolsavings.com web site. In the first quarter of 2005, we extended this new program by adding additional online merchants and launching a stand-alone web site located at www.freestylerewards.com. During 2004, the revenue and expenses of this program were insignificant.

      INVESTMENT BY LANDMARK IN COOLSAVINGS, INC.

      Landmark acquired shares of Series B Preferred Stock pursuant to a Securities Purchase Agreement dated July 30, 2001. The holders of the Series B Preferred Stock are entitled to receive 8% per annum "in-kind" stock dividends. In 2004, dividends in the amount of 13,158,622 shares of Series B Preferred Stock were declared "in-kind" on the outstanding shares of Series B Preferred Stock. In addition, 3,455,767 shares of Series B Preferred Stock were accrued as "in-kind" dividends as of December 31, 2004. The Series B Preferred Stock is redeemable at its stated value of $0.1554 per share plus accrued but unpaid dividends at Landmark's option at any time. The Series B Preferred Stock also is convertible into common stock at Landmark's option at any time. As of December 31, 2004, Landmark held 172,788,359 shares of Series B Preferred Stock (and rights with respect to accrued dividends thereon), convertible into 172,788,359 shares of our common stock, as well as warrants to purchase 12,693,435 shares of our common stock. Landmark also earns additional warrants to purchase two shares of our common stock for each dollar of interest that accrues on amounts loaned to us under a senior secured note (the "Senior Secured Note"). In 2004, Landmark earned additional warrants to purchase 981,979 shares of our common stock.

HOW WE GENERATE REVENUE

      INTERACTIVE MARKETING SERVICES REVENUE

      We generate substantially all of our revenues for both of our operating segments by providing online marketing services to our advertisers. Grocery Solutions also generates additional revenue from grocery retailers by providing distribution channels for coupons and other promotions to the members of the grocery retailers' customer loyalty programs.

      We charge our advertisers on a variety of bases, the most common of which include:

      . the number of offers delivered to registered consumers of coolsavings.com and to our partner's consumers on the CoolSavings Marketing Network and participants in the Grocery Solutions services, commonly sold on a cost per response basis (coupon prints, samples or trial offers requested);

      . the number of times consumers click on an incentive linking the consumer to the advertiser's web site (known as a click-through response);

      .     the number of leads generated; and

      .     the number of emails sent.

      Our pricing depends upon a variety of factors, including the degree of targeting, the duration of the advertising contract, and the number of offers delivered. The degree of targeting refers to the number of identified household or consumer attributes, such as gender, age or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. For contracts based on performance or delivery criteria, revenues are recognized in the month performance is delivered and/or confirmation of delivery is obtained from the customer. Most of our contracts with advertisers have stated terms of less than one year and permit either party to terminate the contract upon advance written notice ranging from 2 to 60 days. In the event of a cancellation, the customer is contractually obligated to pay for the services delivered up to the effective date of termination and revenue is recognized based on services delivered up to the point of cancellation. We have no contracts with refund provisions for services already delivered. In 2004, our largest advertiser accounted for approximately 3.6% of our revenues and our top five advertisers together accounted for approximately 14.4% of our revenues. In 2003, our largest advertiser accounted for approximately 3.3% of our revenues and our top five advertisers together accounted for approximately 14.4% of our revenues. In 2002, our largest advertiser accounted for approximately 4.2% of our revenues and our top five advertisers together accounted for approximately 16.0% of our revenues.

      Our revenues for each period depend on a number of factors including the number of advertisers offering promotional offers to our consumers, the size of our consumer database and the responsiveness of our consumers to each promotion. Our revenues are generally subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter-to-quarter comparisons could be materially affected.

      LICENSING REVENUE

      We have licensed portions of our intellectual property, including our issued patents, to third parties. Approximately 0%, 1% and 1% of our revenues were generated from royalties and license fees and other miscellaneous sources during the years ended December 31, 2004, 2003 and 2002, respectively. We do not expect to generate any more licensing revenue in 2005 than we generated in prior years.


EXPENSES

      COST OF REVENUES

      Our cost of revenues consists primarily of Internet connection charges, salaries and related benefits of operations personnel, fulfillment costs related to registered consumer loyalty incentives, partner fees related to the Lead Generation Network, transition fees related to the TMS acquisition, revenue-related web site equipment depreciation and web site software amortization, and other operations costs directly related to revenue generation.

      SALES AND MARKETING

      Sales and marketing expenses include salaries, sales commissions, employee benefits, travel and related expenses of our direct sales force, advertising and promotional expenses, marketing costs, and sales support function expenses. Marketing costs associated with increasing our registered consumer base and other marketing expenses related to our products and services are expensed in the period incurred.

      PRODUCT DEVELOPMENT

      Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our services, including employee salaries, employee benefits, amortization of non-revenue-related web site software amortization and web site equipment depreciation, and related expenses for our technology department, as well as costs for contracted services and equipment.

      GENERAL AND ADMINISTRATIVE

      General and administrative expenses include salaries, employee benefits and expenses for our executive, finance, legal and human resources personnel. In addition, general and administrative expenses include fees for legal and other professional services, occupancy costs, insurance expenses, and stock-based compensation expense relating to options granted to a former CEO.

      LEASE EXIT COSTS AND LOSS ON ASSET IMPAIRMENT

      Lease exit costs and loss on asset impairment charges reflect costs associated with our determination that a significant portion of our leased office space was unnecessary for our future operations. During 2004, 2003 and 2002, we recorded lease exit costs representing the present value of estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. These estimates are revised as we enter into subleases and as market conditions and future outlooks change, and as lease obligations are terminated.

      In 2003 and 2002, we also determined that the estimated undiscounted cash flows expected to be generated by the assets in the unnecessary, unoccupied office space were less than the net book value of the assets. Therefore, we recorded losses on asset impairment to write down the assets to their estimated fair value. Significant assumptions about the timing of a sale or inclusion of these assets in a future sublease were required in making the estimate of fair value for these assets. As provided under Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we used discounted cash flow analysis to estimate the fair values.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our significant accounting policies are more fully described in
Note 1 of our Notes to Financial Statements. The financial statements have been prepared in accordance with generally accepted accounting principles. However, certain of our accounting policies, which we refer to as our "critical accounting policies," are particularly important to the portrayal of our financial position and results of operations and require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. Our management bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances. Management considers the following to be our critical accounting policies:

      .     revenue recognition

      .     estimation of sales credits

      .     estimation of the allowance for doubtful accounts

      .     capitalization of web site development costs

      . valuation of long-lived and intangible assets, including goodwill

      .     measurement of lease exit liability

      .     valuation of deferred tax assets

      .     valuation of stock-based compensation


REVENUE RECOGNITION

      We recognize revenue in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition in the Financial Statements." Revenue is recognized when all of the following criteria are met:

      -     An order is executed.

      -     The price of the service is fixed and determinable.

      -     Delivery has occurred or services have been rendered.

      -     Collection is reasonably assured.

      We assess whether the fee is fixed and determinable based on contract terms for particular products and services. We assess whether delivery of the product or rendering of the service has occurred based on either the receipt of a delivery confirmation from our customer, or on our internal records, depending on the type of product or service delivered and the contract terms. For our lead generation service, we generally rely on the customer to confirm the quantity of leads delivered which are valid under the terms of the contract. For products such as email and coupons, we generally rely on our internal web site tracking system to determine the quantity delivered. Deferred revenue represents amounts which have been prepaid under contracts for services which are not yet rendered.


ESTIMATION OF SALES CREDITS

      Sales credits arise in the ordinary course of business. Adjustments to the actual billing may arise due to variances in the systems tracking devices between us and our customers. The primary factors we consider in estimating our sales credit reserve are the historical rate of sales credits issued as a percentage of revenue and the impact of changes in the services we offer. We apply the sales credits issued percentages to gross receivables to estimate the total sales credit reserve necessary at each balance sheet date. We then consider the impact of changes in our service offerings and adjust the credit reserve as necessary. Eighty-five percent of sales credits are generally issued within 90 days of delivery of the service. For the years ended December 31, 2004, 2003, and 2002, we reduced revenues for estimated sales credits by $272, $725, and $385, respectively.

For those same three years, we issued sales credits of $305, $694, and $435, respectively.

      Sales credit memos issued as a percentage of revenues approximated 0.8%, 2.1%, and 1.7% in the years ended December 31, 2004, 2003, and 2002, respectively. Sales credit reserve balances as a percentage of gross accounts receivable approximated 1.3%, 2.3%, and 1.6%, respectively, as of the end of the same periods. We expect that sales credit memos issued as a percentage of revenues will likely fluctuate between 0.8% and 2.3% in the foreseeable future as we add or eliminate products and services and make changes in our contract terms and conditions which may impact the amount of sales credit memos issued.


ESTIMATION OF THE ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Our allowance for doubtful accounts is based on several factors, including overall customer credit quality, historical write-off experience and specific account analysis that projects the ultimate collectibility of the account. As such, these factors may change over time, causing the reserve level to adjust accordingly.

      When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the income statement and the allowance for doubtful accounts is increased. When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

      Bad debt write-offs as a percentage of revenues approximated 1.0%, 1.1%, and 1.2% in the years ended December 31, 2004, 2003, and 2002, respectively. Allowances for doubtful accounts as a percentage of gross accounts receivable approximated 4.7%, 10.1%, and 11.7%, respectively, as of the end of the same periods.

CAPITALIZATION OF WEB SITE DEVELOPMENT COSTS

      The costs of developing and enhancing the functionality of our web site and the CoolSavings Marketing Network are capitalized and amortized over 24 months. Management performs periodic reviews of the expected continued use of the developed functionality in future periods and the related development costs that are being or have been capitalized. Write-offs of current and previously capitalized costs and the related amortization are recognized in the period management decides there is no future need for the functionality. Any large write-off could have a negative impact on our earnings. Web site write-offs as a percentage of net revenues were approximately 0%, 0%, and 1% for the years ended December 31, 2004, 2003, and 2002, respectively.


VALUATION OF GOODWILL AND OTHER LONG-LIVED AND INTANGIBLE ASSETS

      Our long-lived assets include goodwill and other intangible assets. We assess the impairment of other identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has occurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.

      Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142)) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. In December 2004, we performed our annual test of goodwill related to the acquisition of TMS and determined that there was no impairment. Goodwill and other intangibles totaled $587 at December 31, 2004, all of which related to the acquisition of TMS in February 2004.

      The estimates of future cash flows involve considerable management judgment and are based upon assumptions about future operating performance. The actual cash flows could differ from management's estimates due to changes in business conditions, operating performance, economic conditions and other factors.


MEASUREMENT OF LEASE EXIT LIABILITY

      We continually assess our future leased office space requirements to determine whether currently leased office space is necessary for our future operations. We have recorded a liability representing the present value of the estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements on this space. Changes in our estimates of future leased office space requirements, the cost of subleasing the unnecessary space, or the future cash flows from subleasing the space result in an adjustment to the liability and an impact on our earnings.

      The estimates of future cash flows involve considerable management judgment and are based upon assumptions about future events. The actual cash flows could differ from management's estimates due to changes in business conditions, economic conditions and other factors.

VALUATION OF DEFERRED TAX ASSETS

      We assess the likelihood that we will realize the value of our deferred tax assets, which result from differences between the carrying amount of assets and liabilities and their respective tax bases and for tax carry forward items. Based on our history of net losses through 2002, we have offset the entire amount of deferred tax assets with a valuation allowance due to the uncertainty regarding the realization of the assets. The income tax expense of $13 in 2004 relates to book/tax differences arising from the amortization of goodwill for tax purposes, but not for book. Under generally accepted accounting principles, deferred tax assets cannot be offset against deferred tax liabilities related to indefinite lived assets that cannot be scheduled to reverse in the same period. The goodwill was recorded as a result of the TMS asset acquisition during the first quarter of 2004.


VALUATION OF STOCK-BASED COMPENSATION

      We account for our stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. SFAS No. 123, "Accounting for Stock-Based Compensation," which was issued subsequent to APB No. 25 and amended by SFAS NO. 148 "Accounting for Stock Based Compensation - Transition and Disclosure," defines a fair value based method of accounting for employee stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No. 25.

      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" (FAS 123R), which addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity that may be settled by the issuance of such equity instruments. FAS 123R requires companies to expense the value of employee stock options and similar awards. FAS 123R is effective for public companies in interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at the company's adoption date. Beginning in the interim period commencing after June 15, 2005, we will begin to expense the value of employee stock options in our results of operations. We currently plan to continue to measure employee stock options at fair value using the Black-Scholes option pricing model. For all previously issued options, we expect to record approximately $80 in stock option expense due to this new accounting treatment, beginning in the third quarter of 2005.

      In 2004 and prior, and in accordance with SFAS No. 148, we have disclosed in the notes to our consolidated financial statements the impact on net income and earnings per share had the fair value based method been adopted. We used the Black-Scholes option pricing model to measure stock-based compensation expense under the fair value based method. The assumptions used in the Black-Scholes option pricing model include dividend yield, risk free rate of return, expected option term and expected volatility. If the fair value method had been adopted, net income (loss) for 2004, 2003, and 2002 would have been $375, $1,397, and $2,439 lower than reported, respectively, and loss/earnings per share would have been approximately $0.01, $0.04 and $0.06 per diluted share lower than reported, respectively.

LEGAL PROCEEDINGS

      On October 19, 2004, Catalina Marketing, Supermarkets Online and we settled the Catalina Litigation and the Supermarkets Online Litigation on mutually agreeable terms that were not material to our financial statements for the year ended December 31, 2004. The settlement will allow us to continue to operate our systems and methods without threat of infringement of the Catalina patents that were the subject of the Catalina Litigation
and the Supermarkets Online Litigation.   The financial impact of this
settlement is included in our 2004 results of operations.

      In March 2003, a customer claimed that we failed to deliver certain services pursuant to the terms of a 2002 agreement with the customer. We believe the services were delivered in accordance with the terms of the agreement. In January 2004, we reached final agreement with the customer to resolve this matter. The agreement involved our delivery of certain additional services at no charge, and our receipt from the customer of a complete release from any future legal actions related to this matter. We recorded an expense of $184 and $70 in 2003 and 2002, respectively, in general and administrative expenses to reflect the cost of these services. In 2004, we recorded $229 in revenue and a $25 expense credit for services previously accrued which were not required to be delivered. All make-good services required to be delivered were delivered to the customer.


RESULTS OF OPERATIONS

      The following table presents statements of operations data as a percentage of net revenues.
                                         For the Year Ended December 31,
                                       ----------------------------------
                                         2004         2003         2002
                                       --------     --------     --------

Net revenues . . . . . . . . . . .       100.0%       100.0%       100.0%
Cost of revenues . . . . . . . . .        17.1%         8.8%        13.5%
                                       --------     --------     --------
Gross profit . . . . . . . . . . .        82.9%        91.2%        86.5%
                                       --------     --------     --------
Operating expenses:
  Sales and marketing. . . . . . .        53.8%        52.6%        54.2%
  Product development. . . . . . .         9.5%         8.8%        13.2%
  General and administrative . . .        16.1%        24.6%        33.5%
  Lease exit costs . . . . . . . .         0.5%         1.6%         8.1%
  Loss on asset impairment . . . .         0.0%         0.2%         4.7%
                                       --------     --------     --------
Total operating expenses . . . . .        79.9%        87.8%       113.7%
                                       --------     --------     --------
Income (loss) from operations. . .         3.0%         3.4%       (27.2%)

Other income (expense):
  Interest and other income. . . .         0.1%         0.1%         0.1%
  Interest expense . . . . . . . .        (1.3%)       (1.5%)       (4.3%)
                                       --------     --------     --------
Total other income (expense) . . .        (1.2%)       (1.4%)       (4.2%)
                                       --------     --------     --------
Income (loss) before
  income taxes . . . . . . . . . .         1.8%         2.0%       (31.4%)

Income taxes . . . . . . . . . . .         0.0%         0.0%         0.0%
                                       --------     --------     --------
Net income (loss). . . . . . . . .         1.8%         2.0%       (31.4%)

Cumulative dividend on Series B
  Preferred Stock. . . . . . . . .        (5.5%)       (5.9%)       (3.5%)
                                       --------     --------     --------
Loss applicable to common
  stockholders . . . . . . . . . .        (3.7%)       (3.9%)      (34.9%)
                                       ========     ========     ========

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

      NET REVENUES

      Net revenues for our CoolSavings service segment increased 18% to $38,050 in 2004 from $32,392 in 2003. We believe that the increase was attributable to the launch of the Lead Generation Network and an increase in our spending on online advertising, along with the addition of more well-known brands making compelling offers as advertisers, and our ability to better apply our data analytics to more effectively target these offers.

We reported 14,268 new consumer registrations across our CoolSavings Marketing Network, as compared to 7,042 in 2003. Partially offsetting this increase was an 11% decrease in 2004 as compared to 2003 in the number of revenue-producing actions taken by consumers across the CoolSavings Marketing Network.

      Net revenues for our Grocery Solutions segment were $297 in 2004, as compared to $0 in 2003. Grocery Solutions began in February, 2004 with our acquisition of the TMS business line from ADS.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues for our CoolSavings services increased by 130% to $6,560 in 2004 from $2,854 in 2003. Gross profit decreased as a percentage of net revenues to 83% in 2004 from 91% in 2003. The decrease in gross profit was due mainly to $3,576 in partner fee expenses related to our Lead Generation Network that launched in March 2004. Also contributing to this decrease in gross profit was an increase of $258 in work-force related expenses. We also incurred $227 in site-hosting fees related to our purchase of TMS in February of 2004. Partially offsetting these increases were $253 in fees in 2003 related to a direct mail campaign; there were no direct mail campaigns in 2004. Also, we incurred $154 in expenses in 2003 associated with a gift certificate program that was discontinued at the end of that year. We expect gross profit, as a percentage of net revenues, to continue to decrease as the Lead Generation Network grows and becomes a more significant part of our business and as payments owed to Lead Generation partners grow leading to an increase in future cost of revenues.

      OPERATING EXPENSES

      Sales and Marketing. Sales and marketing expenses increased to $20,625, or 54% of net revenues, in 2004, from $17,054, or 53% of net revenues, in 2003. The $3,571 increase was primarily due to a $1,651 increase in personnel and personnel-related costs, a $1,718 increase in online advertising expense due to an increase in the cost of online advertising and a non-recurring 2003 credit to online advertising related to bonus media received at no expense to us from a vendor. We estimated the fair value of this bonus media to be approximately $443. In addition, we experienced an increase of $177 in promotion expenses.

      Product Development. Product development expenses increased to $3,648, or 10% of net revenues, in 2004, from $2,833, or 9% of net revenues, in 2003. The $815 increase was primarily due to a $782 increase in personnel and personnel-related costs, and a $165 increase in software and hardware repairs and maintenance expense. Partially offsetting these increases was a decrease of $143 in the amortization of capitalized web site costs as compared to 2003. A significant portion of our capitalized web site costs are fully amortized.

      General and Administrative. General and administrative expenses decreased to $6,183, or 16% of net revenues, in 2004 from $7,962, or 25% of net revenues, in 2003. This decrease was primarily due to a decrease in legal fees of $416 driven by lower costs associated with intellectual property matters, a decrease of $348 in depreciation and amortization (as a significant portion of our fixed assets were fully depreciated as of the end of 2003), and lower personnel and personnel-related costs of $333 due to decreased headcount. In addition, we incurred stock option compensation expense in 2003 of $159 related to options granted to a former CEO (see
Note 4 to the Financial Statements), as compared to a credit of $159 in
2004.   Further, insurance expense decreased by $219 in 2004 as compared to
2003 due to a reduction in the level of coverage purchased for directors and officers liability insurance and the resulting lower premium. Further, we recorded a non-recurring $184 expense in 2003 and a $25 credit in 2004 related to the resolution of a customer matter.

      Lease Exit Costs. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $177 in 2004, which included $99 in accretion expense, and $519 in 2003, which included $103 in accretion expense, representing an adjustment to the estimated future lease obligations related to unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements. The adjustments in 2004 and 2003 were recorded to reflect changes in estimates in current and projected sublease market conditions.

      Loss on Asset Impairment. In 2003, following ongoing assessments of our future space requirements, we determined that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, we recorded an operating expense of $81 in 2003 to write down the assets to their estimated fair value. No such expense was incurred in 2004.


OTHER INCOME (EXPENSES), NET

      Net Interest Expense. During 2004, we incurred net interest expense of $468 as compared to $434 in 2003. The increase in net interest expense was due to a higher principal balance on the Senior Secured Note.

      INCOME TAXES

      On November 12, 2001, our issuance of Series B Preferred Stock to Landmark triggered provisions under Section 382 of the Internal Revenue Code that limit our ability to offset taxable income earned subsequent to this date with our pre-November 12, 2001 net operating losses. As of the period ended December 31, 2004 and 2003, we had cumulative tax net operating losses of $8,609 and $6,295, respectively. The income tax expense of $13 in 2004 relates to book/tax differences arising from the amortization of goodwill for tax purposes, but not for book. Under generally accepted accounting principles, deferred tax assets cannot be offset against deferred tax liabilities related to indefinite lived assets that cannot be scheduled to reverse in the same period. The goodwill was recorded as a result of our TMS asset acquisition during the first quarter of 2004. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset.

      On July 1, 2003, Landmark's ownership percentage of our company exceeded 80%, creating an Affiliated Group as defined in Section 1504(a) of the Internal Revenue Code. As such, effective July 1, 2003, we entered into a Tax Allocation Agreement with Landmark whereby we joined with the affiliated group of corporations controlled by Landmark in filing a consolidated federal income tax return. Generally, the Tax Allocation Agreement provides that Landmark pays all consolidated federal income taxes on behalf of the consolidated group that includes our company, and we make payments to Landmark in an amount equal to the tax liability, if any, that we would have had if we were to file separate and apart from Landmark.

      NON-CASH CHARGES IMPACTING LOSS APPLICABLE TO COMMON STOCKHOLDERS

      During 2004, we incurred $2,086 in charges related to the accrual of in-kind dividends on the Series B Preferred Stock. During 2003, we incurred $1,926 in charges related to the accrual of in-kind dividends on the Series B Preferred Stock. The increase was due to dividends accruing during 2004 on the additional shares of Series B Preferred Stock that were issued to Landmark when Landmark exercised its "Shortfall Purchase Option" in December 2002, as described below under "Liquidity and Capital Resources."


YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      NET REVENUES

      Net revenues increased 23% to $32,392 in 2003 from $26,360 in 2002. We believe that the increase was attributable to an increase in our spending on online advertising, along with the addition of more well-known brands making compelling offers as advertisers, and our ability to better apply our data analytics to more effectively target these offers. Revenue producing actions initiated by our consumers increased 11.2% in 2003 compared to 2002, despite a decrease in the number of new consumer registrations to 7,042 in 2003, from 7,568 in 2002. We earned revenues from only one operating segment in 2003 and 2002.

      COST OF REVENUES AND GROSS PROFIT

      Cost of revenues decreased by 20% to $2,854 in 2003 from $3,547 in 2002. Gross profit increased as a percentage of net revenues to 91% in 2003 from 87% in 2002. The increase in gross profit reflects a $1,240 decrease in amortization and depreciation expense in 2003 as compared to 2002 caused by a decrease in capital spending since mid-2001 and certain computer hardware and software assets being fully amortized as of December 31, 2002. Also, we experienced a $337 decrease in the costs of gift certificates used as registered consumer incentives. Partially offsetting these decreases was a gain of $581 in 2002 associated with a discontinued registered consumer incentive and loyalty program. Also, expenses associated with our direct mail advertising campaigns increased $191 from 2002 to 2003.

      OPERATING EXPENSES

      Sales and Marketing. Sales and marketing expenses increased to $17,054, or 53% of net revenues, in 2003 from $14,281, or 54% of net revenues, in 2002. The $2,773 increase was primarily due to a $1,301 increase in personnel and personnel-related costs, a $1,071 increase in online advertising, a $352 offline advertising credit received in 2002 as compared to no such credit in 2003, and an increase of $242 in expenditures for promotions and public relations. Partially offsetting these increases was a $193 decrease in expenses associated with a decrease in barter revenue. In addition, we received bonus online advertising at no expense to us in 2003. We estimated the fair value of this bonus media to be approximately $443.

      Product Development. Product development expenses decreased to $2,833, or 9% of net revenues, in 2003 from $3,485, or 13% of net revenues, in 2002. The $652 decrease was primarily due to a $478 decrease in the amortization of capitalized web site costs as compared to 2002. Also contributing to this decrease were $11 in write-offs of previously capitalized web site in 2003 as compared to $177 in 2002.

      General and Administrative. General and administrative expenses decreased to $7,962, or 25% of net revenues, in 2003 from $8,846, or 34% of net revenues, in 2002. In 2003, we incurred $779 in depreciation and amortization expense as compared to $1,604 in 2002. Also in 2003, office rent decreased by $709, and we had no legal settlement costs in 2003 compared to $150 in such costs in 2002. Partially offsetting these decreases was $267 in settlement gains made with vendors in 2002 compared to no such gains in 2003, a $240 increase in personnel and personnel-related expenses, a $242 increase in legal fees (primarily for legal fees associated with intellectual property-related proceedings), a $114 increase in expenses related to the resolution of a customer matter, and a $159 stock option expense in 2003 associated with options granted to a former CEO compared to no such expense in 2002.

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

      Loss on Asset Impairment. Following ongoing assessments of our future space requirements, we determined in March 2003 and August 2002 that a significant portion of our unoccupied leased office space and the assets associated with that office space were unnecessary for our future operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we determined that the estimated undiscounted cash flows expected to be generated by the assets were less than their net book value. Therefore, we recorded an operating expense of $81 in 2003 and $1,233 in 2002 to write down the assets to their estimated fair value.

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

      INCOME TAXES

      On November 12, 2001, our issuance of Series B Preferred Stock to Landmark triggered provisions under Section 382 of the Internal Revenue Code that limit our ability to offset taxable income earned subsequent to this date with our pre-November 12, 2001 net operating losses. As of the period ended December 31, 2003, we had cumulative tax net operating losses of $6,295. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset. Accordingly, there was no net provision for income taxes for the years ended December 31, 2003 and 2002.

      NON-CASH CHARGES - IMPACTING LOSS APPLICABLE TO COMMON STOCKHOLDERS

      During 2003, we incurred $1,926 in charges related to the accrual of in-kind dividends on the Series B Preferred Stock. During 2002, we incurred $909 in charges related to the accrual of in-kind dividends on the Series B Preferred Stock. The increase was due to dividends accruing during 2003 on the additional shares of Series B Preferred Stock that were issued to Landmark when Landmark exercised its "Shortfall Purchase Option" in December 2002, as described below under "Liquidity and Capital Resources."


LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2004, we had $7,162 in cash and cash equivalents, as compared to $7,347 at December 31, 2003. We had negative working capital of $8 and positive working capital of $112 at December 31, 2004 and 2003, respectively.

      We expect our current liquidity position to meet our anticipated cash needs for working capital and capital expenditures, excluding potential acquisitions that may require large cash outlays for the foreseeable future. However, if cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital or issue additional debt. If we raise additional funds through the issuance of equity or equity-linked securities, our stockholders may experience significant dilution, and the terms of any debt financing may contain restrictive covenants that limit our ability to pursue certain courses of action. Furthermore, additional financing may not be available when we need it, or if available, may not be on terms favorable to us or to our stockholders. If financing is not available when needed or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material adverse effect on our business, results of operations and financial condition. As a result of certain existing defaults, Landmark has the right to demand immediate payment of its Senior Secured Loan and the redemption of its Series B Preferred Stock. If Landmark exercises its right to require payment, we will be unable to continue to operate our business unless approval is obtained from Landmark to obtain additional financing and we are able to obtain such financing on acceptable terms. We may not be able to obtain such financing.

      Landmark has agreed that, until April 1, 2006, it will not demand repayment of the Senior Secured Loan or require us to redeem any or all of the shares of Series B Preferred Stock as a result of the existing defaults.

      Net cash provided by operating activities was $1,814 in 2004 and net cash provided by operating activities was $3,440 in 2003. The $1,814 in net cash provided by operating activities in 2004 was primarily due to increased net revenues during the year of $38,347. Net cash provided by operations was lower in 2004 as compared to 2003 primarily due to a surge in fourth quarter revenues in 2004 causing a sharp increase in accounts receivable at the end of 2004. Partially offsetting this was an increase in accrued expenses in 2004, related mostly to our Lead Generation Network partner fee accruals. We generally paid our Lead Generation Network partners after collecting from our Lead Generation Network advertisers.
Net cash provided by operating activities of $3,440 in 2003 was primarily a result of increased revenues, improved cash collections, ongoing control of cash outlays, and the return of restricted certificate of deposit of $231 associated with our Letters of Credit.

      Net cash used in investing activities was $2,044 in 2004 and $974 in 2003. In both periods, net cash used in investing activities resulted from purchases of property and equipment and amounts used in developing our web site and the CoolSavings Marketing Network. In addition in 2004, we used $609 in connection with the purchase of the business assets of TMS and related transaction costs. We expect to invest approximately $1,400 during 2005 in development of our web site, the CoolSavings Marketing Network and the purchase of computer hardware and software to maintain our operations. We expect these investments to be funded from cash provided by operations.

      Net cash provided by financing activities was $45 in 2004 and $14 in 2003. Net cash provided by financing activities in both years was attributable to the exercise of employee stock options.

      Since our inception, we have financed our operations primarily through the sale of equity and debt securities (and other borrowings from Landmark). In May 2000, we completed an initial public offering of 3.3 million shares of our common stock, resulting in net proceeds to us of approximately $19,625. In March 2001, we received proceeds from the issuance of our convertible subordinated promissory notes and warrants in the amount of $2,100. In June and July 2001, we received proceeds of $5,000 from Landmark under the Senior Secured Loan. The Senior Secured Loan is payable on June 30, 2006 and bore interest at 12.0% per annum until November 12, 2001, at which time the interest rate was reduced to 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness, merge or consolidate with any other company, make acquisitions of substantially all the assets of any other company, and take other actions without the consent of Landmark. At December 31, 2004, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the loan (including accrued interest) is immediately due and payable at the option of Landmark. Accordingly, we have classified the Senior Secured Loan, including the paid-in-kind interest which has been compounded on the principal balance, totaling $6,656, as currently payable as of December 31, 2004.

      In connection with the Senior Secured Loan, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part immediately. The warrant contains a net exercise feature and was exercisable for 10.0 million shares of our common stock at an exercise price of $0.50 per share at November 12, 2001 (the exercise price automatically increases to $0.75 per share on July 30, 2005 if the Landmark Warrant has not previously been exercised). The number of shares exercisable under the Landmark Warrant automatically increases by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. As of March 1, 2005, Landmark held a warrant to purchase 12,952,945 shares of our common stock. Under APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," we assigned a $2,400 value to the Landmark Warrant and recorded it as additional paid-in-capital. The entire discount of $3,017 (including loan issuance costs of $617) from the Senior Secured Loan was amortized immediately to interest expense in 2001. This was due to our covenant violations, including our failure to achieve a prescribed amount of billings during 2001, our failure to maintain a minimum level of working capital and ratio of cash, cash equivalents and certain receivables over current liabilities, and our failure to maintain a maximum ratio of total indebtedness over tangible net worth. These covenant violations caused the entire loan to be immediately due and payable at the option of Landmark.

       In addition, through October 31, 2001, Landmark funded an additional $10,000 to us under the Grid Note, which amount plus accumulated interest was applied to the purchase price for 65,057,936 shares of Series B Preferred Stock on November 12, 2001. This stock purchase resulted in Landmark having voting control of our company. As a result of various events that occurred prior to December 31, 2002 ("Shortfall Events") Landmark made additional loans of $4,000 and $2,500 under the Grid Note on November 30, 2001 and December 24, 2001, respectively, in lieu of exercising its options that arose in connection with such Shortfall Events (each, a "Shortfall Purchase Option") to acquire additional shares of Series B Preferred Stock at a price of $0.1554 per share. In addition, the Grid Note reflected a loan related to our obligation to reimburse Landmark's legal expenses incurred in 2001 in connection with the Landmark Transaction.

       On February 28, 2002, Landmark loaned us an additional $1,500 under the Grid Note in connection with another Shortfall Event, bringing the outstanding principal balance under the Grid Note to $8,770. On
October 24, 2002, we received proceeds of $2,770 from the issuance to Landmark of 17,825,212 shares Series B Preferred Stock in connection with Landmark's exercise of an existing Shortfall Purchase Option. On
December 20, 2002, at our request, Landmark applied the $8,770 of principal and $704 of accrued interest then outstanding under the Grid Note (as described above) toward the purchase of 60,967,777 shares of Series B Preferred Stock (at the purchase price of $0.1554 per share) in connection with the exercise of additional existing Shortfall Purchase Options. The Series B Preferred Stock issued to Landmark is redeemable at Landmark's option at any time as a result of defaults under the Senior Secured Loan. As of March 1, 2005, Landmark held 176,244,126 shares of Series B Preferred Stock (and rights with respect to accrued dividends thereon). Landmark's ownership will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Note, respectively. Our business plans have not been modified to prepare for any exercise by Landmark of its rights to require payment of obligations due to Landmark under the Senior Secured Note or to redeem the Series B Preferred Stock. However, as discussed above, in March 2005, Landmark agreed that, until April 1, 2006, it will not demand repayment of the Senior Secured Loan or require us to redeem any or all of the shares of Series B Preferred Stock as a result of existing defaults. (See Note 16 in the Notes to Financial Statements.)

      Effective August 31, 2002, we entered into a Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On our behalf, Landmark has applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1,599 from Wachovia Bank to collateralize lease deposits on our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on such Letters of Credit; our obligations to Landmark under the Reimbursement Agreement are secured by a lien on all of our assets. If we fail to pay Landmark any amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest will accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. The aggregate amount of letters of credit required to collateralize lease deposits on our office facilities declined to $747 as of December 31, 2004, due to the termination of our lease in New York City, and scheduled reductions contained in our lease agreements for our Chicago, Illinois facility and San Francisco, California facilities. We reimbursed Landmark $0, $6 and $4 for fees related to the Landmark Letters of Credit in 2004, 2003 and 2002, respectively. The Landmark Letter of Credit for our Chicago facility was renewed in 2004 for a one-year period ending April 2005. The Landmark Letter of Credit for our San Francisco facility was renewed in 2004 for the period ending July 31, 2004, at which time the letter of credit was no longer required. Landmark may, in its sole discretion, cancel the Landmark

Letters of Credit upon 90-days' written notice to us. If the Landmark Letters of Credit expire or are cancelled, we would need to enter into an alternate credit arrangement. We believe that upon our request, Landmark will, for our benefit, apply for and receive a new Letter of Credit on our Chicago facility.

      CONTRACTUAL OBLIGATIONS

      The following summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.
                                       Payment Due by Period
                             -------------------------------------------
                                        Less                      More
Contractual                            than 1     1-3      3-5    than 5
Obligations                   Total     year     years    years   years
-----------                  -------   ------   ------   ------   ------
Senior Secured
  Loan (1) . . . . . . . . .   6,567    6,567     --       --       --
Operating Lease
  Obligations (2). . . . . .   7,731    1,698    2,761     2,799     473
License Royalty
  Agreement (3). . . . . . .     330      175      155     --       --
Other Liabilities
  Reflected on the
  Registrant's Balance
  Sheet under GAAP (4) . . .      37       37    --        --      --
                             -------   ------   ------   ------   ------
Total. . . . . . . . . . . .  14,665    8,477    2,916    2,799      473
                              ======   ======   ======   ======   ======

  (1) This obligation relates to the Landmark Transaction. It is categorized as currently due as a result of our defaults under the Senior Secured Loan and the Amended and Restated Loan and Security Agreement, as described above.

  (2) These obligations relate to operating leases associated with our office space, data center and data lines.

  (3) This obligation represents the minimum obligation under a patent license agreement that is cancellable at any time.

  (4) This obligation relates to the remaining obligation of $19 on a severance agreement of a former employee and commission payment obligations of $18 relating to a sublease of a part of our unused office space.


RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" (FAS 123R), which addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity that may be settled by the issuance of such equity instruments. FAS 123R required companies to expense the value of employee stock options and similar awards. FAS 123R is effective for public companies in interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at the company's adoption date.

      Beginning in the third quarter of 2005, we will expense the value of employee stock options in our results of operations. We expect that employee stock options will continue to be measured at fair value using the Black-Scholes option pricing model. For all previously issued options, we expect to record approximately $80 in stock option expense upon application of the modified prospective method of this new accounting treatment.

QUARTERLY FINANCIAL DATA

      The following are our unaudited quarterly results, for the years ended December 31, 2004 and December 31, 2003:

                                   For the three months ended
                    ------------------------------------------------------
                     March 31,     June 30,   September 30,   December 31,
                       2004          2004          2004           2004
                    -----------   ----------- -------------   ------------
                        (in thousands, except share and per share data)

Net revenues . . .  $     7,981   $     9,191   $     8,964   $     12,211
Gross profit
 (b) . . . . . . .        7,319         7,925         7,340          9,203
Operating
 expenses (b). . .        8,199         7,437         7,411          7,586
(Loss) income
 from opera-
 tions . . . . . .         (880)          488           (71)         1,617
Net (loss)
 income. . . . . .         (998)          364          (192)         1,499
(Loss) income
 applicable to
 common stock-
 holders (a) . . .       (1,504)         (152)         (718)           961
Weighted average
 shares out-
 standing (basic)    39,218,799    39,232,977    39,239,689     39,305,935
Weighted average
 shares out-
 standing
 (diluted) . . . .   39,218,799    39,232,977    39,239,689    227,446,357
Basic earnings
 per share . . . .  $     (0.04)  $     --      $     (0.02)  $       0.02
Diluted earnings
 per share . . . .  $     (0.04)  $     --      $     (0.02)  $       0.01

                                   For the three months ended
                    ------------------------------------------------------
                     March 31,     June 30,   September 30,   December 31,
                       2003          2003          2003           2003
                    -----------   ----------- -------------   ------------
                        (in thousands, except share and per share data)

Net revenues . . .  $     7,624   $     8,646   $     8,043   $      8,079
Gross profit
 (b) . . . . . . .        6,767         8,003         7,232          7,536
Operating
 expenses (b). . .        7,623         7,819         7,096          5,911
(Loss) income
 from opera-
 tions . . . . . .         (856)          184           136          1,625
Net loss . . . . .         (950)           73            21          1,511
Loss applicable
 to common stock-
 holders (c) . . .       (1,418)         (403)         (465)         1,015
Weighted average
 shares out-
 standing
 (basic) . . . . .   39,093,660    39,101,022    39,101,636     39,132,073
Weighted average
 shares out-
 standing
 (diluted) . . . .   39,093,660    39,101,022    39,101,636    227,687,202
Basic earnings
 per share . . . .  $     (0.04)  $     (0.01)  $     (0.01)  $       0.03
Diluted earnings
 per share . . . .  $     (0.04)  $     (0.01)  $     (0.01)  $       0.01

  (a) Loss applicable to common stockholders includes $2,086 related to accrued cumulative dividend on the Series B Preferred Stock.

  (b) Previously reported gross profit and operating expenses have been adjusted to reflect certain reclassification made in order to conform to the current year's presentation. For the three months ended March 31, 2004, June 30, 2004, September 30, 2004 and
       December 31, 2004, $39, $73, $99 and $0, respectively, were reclassified from operating expenses to cost of revenues. For the three months ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, $69, $42, $39, and $50, respectively, were reclassified from operating expenses to cost of revenues. These adjustments relate primarily to the amortization of certain capitalized web site costs that has been reclassified from operating expenses to cost of revenues.

  (c) Loss applicable to common stockholders includes $1,926 related to accrued cumulative dividend on the Series B Preferred Stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at December 31, 2004. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio are cash or cash equivalents, the related income would not be significantly impacted by increases or decreases in interest rates due to the short-term nature of our investment portfolio, and we believe our portfolio is at fair value. If market rates were to increase immediately by 1 percent from levels on December 31, 2004, the fair value of our investment portfolio would not change by a material amount. A sharp decline in interest rates could reduce future interest earnings of our investment portfolio. If market rates were to decrease immediately by 1 percent from levels on December 31, 2004, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. As of December 31, 2004, we had only fixed rate debt.

      On April 5, 2002, Landmark acquired 10,889,636 shares of our common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, we entered into a call option agreement with Landmark, whereby we have the right, but not the obligation, to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. We do not have any right to call any other shares of our capital stock held by Landmark. We accounted for this call option as permanent equity and a contribution from Landmark under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. We ascribed a value of $1,200 to the option at issuance. The $1,200 value represents the fair value of the option, which was determined using the Black-Scholes option pricing model.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                        INDEX TO FINANCIAL STATEMENTS






                                                                     Page
                                                                     ----


Report of Independent Registered Public Accounting Firm. . . .         49


Financial Statements:

  Balance Sheets as of December 31, 2004 and 2003. . . . . . .         50

  Statements of Operations for the years ended
    December 31, 2004, 2003 and 2002 . . . . . . . . . . . . .         53

  Statements of Changes in Convertible Redeemable
    Preferred Stock and Stockholders' (Deficit) Equity
    for the years ended December 31, 2004, 2003 and 2002 . . .         54

  Statements of Cash Flows for the years ended
    December 31, 2004, 2003 and 2002 . . . . . . . . . . . . .         57

  Notes to Financial Statements. . . . . . . . . . . . . . . .         59




The supplementary financial data is provided under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Financial Data."

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and
Stockholders of CoolSavings, Inc.:

      In our opinion, the accompanying balance sheets and the related statements of operations, changes in convertible redeemable preferred stock and stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of CoolSavings, Inc. (the "Company") at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






PricewaterhouseCoopers LLP



Chicago, Illinois
March 29, 2005

                              COOLSAVINGS, INC.
                               BALANCE SHEETS
               (in thousands, except share and per share data)



                                               December 31,   December 31,
                                                   2004          2003
                                               ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . .   $      7,162    $     7,347
  Accounts receivable, net of allowance
    of $424 and $676 at December 31,
    2004 and December 31, 2003,
    respectively . . . . . . . . . . . . . .          6,681          4,786
  Prepaid assets . . . . . . . . . . . . . .            254            392
  Other assets, including amounts due
    from related parties of $4 and $0
    at December 31, 2004 and December 31,
    2003, respectively . . . . . . . . . . .              4             27
                                                -----------    -----------
        Total current assets . . . . . . . .         14,101         12,552
                                                -----------    -----------

Property and equipment . . . . . . . . . . .          9,434          9,112
Capitalized software costs . . . . . . . . .          1,490          1,490
Capitalized web site costs . . . . . . . . .          3,957          3,599
                                                -----------    -----------
        Total. . . . . . . . . . . . . . . .         14,881         14,201

Less accumulated depreciation and
  amortization . . . . . . . . . . . . . . .        (12,247)       (11,692)
                                                -----------    -----------

                                                      2,634          2,509
Intangible assets, patents and licenses,
  net of accumulated amortization of
  $512 and $500 at December 31, 2004
  and December 31, 2003, respectively. . . .             18          --

Goodwill - TMS . . . . . . . . . . . . . . .            569          --
                                                -----------    -----------

Total assets . . . . . . . . . . . . . . . .   $     17,322    $    15,061
                                                ===========    ===========

                              COOLSAVINGS, INC.
                         BALANCE SHEETS - CONTINUED
               (in thousands, except share and per share data)



                                               December 31,   December 31,
                                                   2004          2003
                                               ------------   ------------
LIABILITIES
Current liabilities:
  Accounts payable, including amounts
    due to related parties of $20 and
    $0 at December 31, 2004 and
    December 31, 2003, respectively. . . . .   $        655    $     1,033
  Accrued marketing expense, including
    amounts due to related parties
    of $7 and $68 at December 31, 2004
    and December 31, 2003, respectively. . .          1,609          1,402
  Accrued compensation . . . . . . . . . . .          1,849          1,368
  Accrued interest due to related party. . .             89             82
  Accrued expenses, including amounts
    due to related parties of $943
    and $962 at December 31, 2004 and
    December 31, 2003, respectively. . . . .          2,818          1,806
  Lease exit cost liability. . . . . . . . .            210            206
  Deferred revenue . . . . . . . . . . . . .            312            484
  Senior secured note payable due to
    related party. . . . . . . . . . . . . .          6,567          6,059
                                                -----------    -----------
        Total current liabilities. . . . . .         14,109         12,440
                                                -----------    -----------

Long-term liabilities:
  Deferred revenue . . . . . . . . . . . . .            260            114
  Other long-term liabilities. . . . . . . .              4          --
Deferred income tax liability. . . . . . . .             13          --
Lease exit cost liability. . . . . . . . . .            980          1,069
                                                -----------    -----------
        Total long-term liabilities. . . . .          1,257          1,183
                                                -----------    -----------

Commitments and contingencies (Note 9)

Convertible redeemable cumulative Series B
  Preferred Stock, $0.001 par value,
  258,000,000 shares authorized,
  and 172,788,359 and 159,629,737 issued
  and outstanding at December 31, 2004
  and December 31, 2003, respectively
  (liquidation preference of $0.1554 per
  share at December 31, 2004 and
  December 31, 2003) . . . . . . . . . . . .         26,850         24,805

Convertible redeemable Series C Preferred
  Stock, $0.001 par value, 13,000,000
  shares authorized and 13,000,000 shares
  issued and outstanding at December 31,
  2004 and December 31, 2003 (liquidation
  preference of $0.1665 per share at
  December 31, 2004 and December 31,
  2003). . . . . . . . . . . . . . . . . . .          1,950          1,950

                              COOLSAVINGS, INC.
                         BALANCE SHEETS - CONTINUED
               (in thousands, except share and per share data)



                                               December 31,   December 31,
                                                   2004          2003
                                               ------------   ------------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value per share,
    379,000,000 shares authorized,
    39,409,298 and 39,169,270 shares
    issued and outstanding at December 31,
    2004 and December 31, 2003 . . . . . . .             39             39
Additional paid-in capital . . . . . . . . .         69,655         71,855
Accumulated deficit  . . . . . . . . . . . .        (96,538)       (97,211)
                                                -----------    -----------
        Total stockholders' deficit. . . . .        (26,844)       (25,317)
                                                -----------    -----------
        Total liabilities, convertible
          redeemable preferred stock and
          stockholders' deficit. . . . . . .   $     17,322    $    15,061
                                                ===========    ===========












































  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                          STATEMENTS OF OPERATIONS
               (in thousands, except share and per share data)



                                      For the Year Ended December 31,
                                   -------------------------------------
                                    2004           2003          2002
                                ----------     ----------     ----------
Revenue:
  e-marketing services . . .    $    38,267    $    32,119    $   26,088
  License royalties. . . . .             80            273           272
                                 ----------     ----------    ----------
Net revenues . . . . . . . .         38,347         32,392        26,360
Cost of revenues . . . . . .          6,560          2,854         3,547
                                 ----------     ----------    ----------
Gross profit . . . . . . . .         31,787         29,538        22,813

Operating expenses:
  Sales and marketing. . . .         20,625         17,054        14,281
  Product development. . . .          3,648          2,833         3,485
  General and
    administrative . . . . .          6,183          7,962         8,846
  Lease exit costs . . . . .            177            519         2,148
  Loss on asset impairment .          --                81         1,233
                                 ----------     ----------    ----------
        Total operating
          expenses . . . . .         30,633         28,449        29,993

Income (loss) from
  operations . . . . . . . .          1,154          1,089        (7,180)

Other income (expense):
  Interest and other
    income . . . . . . . . .             47             40            38
  Interest expense . . . . .           (515)          (474)       (1,145)
                                 ----------     ----------    ----------
        Total other
          income (expense) .           (468)          (434)       (1,107)
                                 ----------     ----------    ----------
Income (loss) before
  income taxes . . . . . . .            686            655        (8,287)

Income taxes . . . . . . . .             13          --            --
                                 ----------     ----------    ----------

Net income (loss). . . . . .            673            655        (8,287)

Cumulative dividends on
  Series B  Preferred
  Stock. . . . . . . . . . .         (2,086)        (1,926)         (909)
                                 ----------     ----------    ----------
Loss applicable to common
  stockholders . . . . . . .    $    (1,413)   $    (1,271)   $   (9,196)
                                 ==========     ==========    ==========

Basic and diluted net
  loss per share . . . . . .    $     (0.04)   $     (0.03)   $    (0.24)
                                 ==========     ==========    ==========

Weighted average shares
  used in the calculation
  of basic and diluted net
  loss per share . . . . . .     39,249,478     39,107,203    39,093,660
                                 ==========     ==========    ==========


  The accompanying notes are an integral part of the financial statements.

                                                  COOLSAVINGS, INC.
         STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
                                For the Years Ended December 31, 2004, 2003 and 2002
                                          (in thousands, except share data)

                                                                          Stockholders' (Deficit) Equity
                                                             -----------------------------------------------------
                    Series B               Series C                                                         Total
                    Redeemable             Redeemable                                                       Stock-
                  Preferred Stock        Preferred Stock         Common Stock      Additional   Accumu-    holders'
              ---------------------  ---------------------  --------------------    Paid-in      lated    (Deficit)
                Shares      Amount     Shares      Amount    Shares       Amount    Capital     Deficit     Equity
              -----------  --------   ----------  --------  ----------  --------   ----------  --------   --------
Balances,
 December 31,
 2001. . . . . 65,057,936    10,108   13,000,000     1,950  39,093,660        39      74,517    (89,579)   (15,023)

Issuance of
 Series B
 Preferred
 Stock . . . . 17,825,212     2,770                                                                          --
Landmark call
 option agree-
 ment recorded
 at fair
 value . . . .                                                                        (1,200)               (1,200)
Landmark
 contribution
 related to
 call option
 agreement . .                                                                         1,200                 1,200
Conversion of
 Grid Note
 to Series B
 Preferred
 Stock . . . . 60,967,777     9,475                                                                          --
Cumulative
 dividend
 declared on
 Series B
 Preferred
 Stock . . . .  4,749,177       738                                                     (626)                 (626)





                                                  COOLSAVINGS, INC.
   STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                                For the Years Ended December 31, 2004, 2003 and 2002
                                          (in thousands, except share data)


                                                                          Stockholders' (Deficit) Equity
                                                             -----------------------------------------------------
                    Series B               Series C                                                         Total
                    Redeemable             Redeemable                                                       Stock-
                  Preferred Stock        Preferred Stock         Common Stock      Additional   Accumu-    holders'
              ---------------------  ---------------------  --------------------    Paid-in      lated    (Deficit)
                Shares      Amount     Shares      Amount    Shares       Amount    Capital     Deficit     Equity
              -----------  --------   ----------  --------  ----------  --------   ----------  --------   --------
Cumulative
 dividend
 accrued on
 Series B
 Preferred
 Stock . . . .                                                                          (283)                 (283)
Net loss . . .                                                                                   (8,287)    (8,287)
              -----------  --------   ----------  --------- ----------  --------    --------   --------   --------
Balances,
 December 31,
  2002 . . . .148,600,102    23,091   13,000,000      1,950 39,093,660        39      73,608    (97,866)   (24,219)

Cumulative
 dividend
 declared
 on Series B
 Preferred
 Stock . . . . 11,029,635     1,714                                                   (1,430)               (1,430)
Cumulative
 dividend
 accrued on
 Series B
 Preferred
 Stock . . . .                                                                          (496)                 (496)
Stock option
 expense . . .                                                                           159                   159
Stock options
 exercised . .                                                  75,610                    14                    14
Net income . .                                                                                      655        655
              -----------  --------   ----------  --------- ----------  --------    --------   --------   --------

Balances,
 December 31,
 2003. . . . .159,629,737    24,805   13,000,000      1,950 39,169,270        39      71,855    (97,211)   (25,317)





                                                  COOLSAVINGS, INC.
   STATEMENTS OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY - CONTINUED
                                For the Years Ended December 31, 2004, 2003 and 2002
                                          (in thousands, except share data)


                                                                          Stockholders' (Deficit) Equity
                                                             -----------------------------------------------------
                    Series B               Series C                                                         Total
                    Redeemable             Redeemable                                                       Stock-
                  Preferred Stock        Preferred Stock         Common Stock      Additional   Accumu-    holders'
              ---------------------  ---------------------  --------------------    Paid-in      lated    (Deficit)
                Shares      Amount     Shares      Amount    Shares       Amount    Capital     Deficit     Equity
              -----------  --------   ----------  --------  ----------  --------   ----------  --------   --------
Cumulative
 dividend
 declared
 on Series B
 Preferred
 Stock . . . . 13,158,622     2,045                                                   (1,549)               (1,549)
Cumulative
 dividend
 accrued on
 Series B
 Preferred
 Stock . . . .                                                                          (537)                 (537)
Stock option
 expense
 (credit). . .                                                                          (159)                 (159)
Stock options
 exercised . .                                                 240,028                    45                    45
Net income . .                                                                                      673        673
              -----------  --------   ----------  --------- ----------  --------    --------   --------   --------
Balance,
 December 31,
 2004. . . . .172,788,359  $ 26,850   13,000,000  $   1,950 39,409,298  $     39   $  69,655   $(96,538)  $(26,844)
              ===========  ========   ==========  ========= ==========  ========    ========   ========   ========











                      The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                           STATEMENTS OF CASH FLOWS
                               (in thousands)


                                         For the Year Ended December 31,
                                        --------------------------------
                                          2004        2003        2002
                                        --------    --------    --------
Cash flows used in operating
 activities:
  Net income (loss). . . . . . . . .    $    673    $    655    $ (8,287)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation and amortization .       1,311       1,757       4,392
     Loss (gain) on disposal of
       property and equipment. . . .          15          16          (8)
     Write-off related to website
       project costs . . . . . . . .           6          11         177
     Write-off related to intangible
       asset . . . . . . . . . . . .       --              4          38
     Provision for doubtful accounts
       and credit allowances,
       net of write-offs . . . . . .         451         965         623
     Interest payment in kind. . . .         515         474       1,143
     Landmark reimbursed transaction
       costs  (Note 8(b)). . . . . .       --          --             21
     Increase in deferred tax
       provision . . . . . . . . . .          13       --          --
     Loss on asset impairment. . . .       --             81       1,233
     Stock option (benefit)
       expense . . . . . . . . . . .        (159)        159       --

  Changes in assets and liabilities:
     Decrease in restricted certi-
       ficates of deposit. . . . . .       --            231       --
     (Increase) in accounts
       receivable. . . . . . . . . .      (2,346)       (851)     (1,913)
     Decrease (increase) in prepaid
       and other current assets. . .         161         185        (140)
     (Decrease) increase in
       accounts payable. . . . . . .        (378)        (58)     (1,811)
     (Decrease) increase in
       deferred revenue                      (26)        (95)        101
     (Decrease) increase in
       lease exit cost liability . .         (85)        (50)      1,325
     Increase (decrease) in accrued
       and other liabilities . . . .       1,659         (44)      1,293
     Increase in other long-term
       liabilities . . . . . . . . .           4       --          --
                                        --------    --------    --------
  Net cash flows provided by (used in)
    operating activities . . . . . .       1,814       3,440      (1,813)
                                        --------    --------    --------
Cash flows used in investing
  activities:
    Purchases of property and
      equipment. . . . . . . . . . .        (620)       (419)       (388)
    Sale of property and
      equipment. . . . . . . . . . .          10           3          54
    Acquisition of the business
      assets of TMS. . . . . . . . .        (609)      --          --
    Capitalized web site
      development costs. . . . . . .        (825)       (558)       (438)
                                        --------    --------    --------
Net cash used in investing
  activities . . . . . . . . . . . .      (2,044)       (974)       (772)
                                        --------    --------    --------

                              COOLSAVINGS, INC.
                     STATEMENTS OF CASH FLOWS - CONTINUED
                               (in thousands)


                                         For the Year Ended December 31,
                                        --------------------------------
                                          2004        2003        2002
                                        --------    --------    --------

Cash flows from financing activities:
    Repayment of debt obligations. .       --          --         (1,962)
    Advances on notes payable. . . .       --          --          1,500
    Proceeds from exercise of
      stock options. . . . . . . . .          45          14       --
    Proceeds from issuance of
      preferred stock. . . . . . . .       --          --          2,770
                                        --------    --------    --------
Net cash provided by financing
  activities . . . . . . . . . . . .          45          14       2,308
                                        --------    --------    --------

Net (decrease) increase in cash. . .        (185)      2,480        (277)
Cash and cash equivalents,
  beginning of period. . . . . . . .       7,347       4,867       5,144
                                        --------    --------    --------
Cash and cash equivalents,
  end of period. . . . . . . . . . .    $  7,162    $  7,347    $  4,867
                                        ========    ========    ========


Supplemental schedule of cash flow
 information:
   Cash paid for interest. . . . . .    $  --       $  --       $     52
Noncash Investing and
 Financing Activity:
   Conversion of Grid Note to
     Series B Preferred Stock. . . .       --          --          9,475






























  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                        NOTES TO FINANCIAL STATEMENTS
               (in thousands, except share and per share data)


1.    DESCRIPTION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES:

      a. THE COMPANY: CoolSavings, Inc. ("CoolSavings" or the "Company") provides interactive marketing services to advertisers, their agencies and publishers. The Company, through its extensive distribution network, the CoolSavings Marketing Network, helps clients in the retail, consumer packaged good ("CPG"), financial, education, media and publishing, and other marketing services industries to generate qualified leads, send targeted e-mail, distribute printable and electronic/paperless coupons and build customer loyalty. In addition, CoolSavings uniquely combines transactional data with self-reported demographics and online behavioral data in a proprietary system that enables advertisers to target their best customers and improve results across the Company's network.

      These financial statements are prepared on a going-concern basis in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, depreciation, amortization, sales credits, allowance for doubtful accounts, unearned revenue, taxes, contingencies, lease exit costs, and asset impairments. Actual results could differ from those estimates.

      Beginning in 2001, the Company entered into a series of transactions with Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark"), whereby Landmark made loans to and equity investments in CoolSavings. This series of transactions resulted in a change in control of the Company; Landmark has voting control of the Company. Landmark's principal business interests are in the media industry, and it owns and operates entities engaged in newspaper and other print publishing, television broadcasting and cable television programming services.

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), the Company reports segment information consistent with its method of internal reporting. SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During 2004, the Company acquired certain assets related to the Targeted Marketing Services ("TMS") business line of ADS Alliance Data Systems, Inc. ("ADS"). Subsequently, the Company began to internally report the results of the resultant new business line, Grocery Solutions. As a result of this internal reporting, the Company determined that its Grocery Solutions business qualifies as a reportable operating segment under SFAS 131 as of December 31, 2004. Therefore, the Company is reporting its results for 2004 under two reportable operating segments: the CoolSavings service and Grocery Solutions. The CoolSavings service derives its revenues primarily from the sale of online advertising and lead generation to advertisers across the CoolSavings Marketing Network and its partners' web sites. The Grocery Solutions segment derives it revenues primarily from grocery retailers by providing distribution of ycoupons and promotions to the registered consumers of the grocery retailers' customer loyalty programs. For segment financial information, see Note 15.

      b. CAPITAL AND LIQUIDITY CONSTRAINTS. The Company has achieved net income for the years ended December 31, 2004 and 2003. In addition, the Company has achieved positive cash flow from operations and has funded the capital requirements of the current operations for the two most recent years. However, the Company is not in compliance with certain covenants of its loan agreement with Landmark. As a result, Landmark has the right to, at any time, demand payment of obligations due to Landmark under a senior secured loan agreement and require redemption of the Convertible Redeemable Cumulative Series B Preferred Stock (the "Series B Preferred Stock") held by Landmark. See Note 16 for a discussion of Landmark's agreement, made in March 2005, that until April 1, 2006, it will not demand repayment of its loan or require the Company to redeem any or all of its shares of Series B Preferred Stock as a result of existing defaults.

      The Company's ability to meet these obligations in the ordinary course of business is dependent upon management's ability to maintain profitable operations and to either obtain a continuation of the agreement discussed in Note 16, or to obtain continuing financing from sources with acceptable terms and conditions after April 1, 2006.

      c. CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of deposits in money market funds and certificates of deposit.

      d. CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the U.S. and are denominated in U.S. dollars. The Company had no individual customer that represented more than 10% of net revenues for any of the years ended December 31, 2004, 2003 or
2002.   The Company's largest five customers together represented 14.4%,
14.4% and 16.0% of net revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The Company had no individual customer that represented more than 10% of outstanding receivables at December 31, 2004 or 2003. The Company's largest five customers together represented 19.2% and 15.5% of the outstanding receivables at December 31, 2004 and 2003, respectively.

      e. FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

      f. PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Useful lives for computer hardware and software are 3 to 5 years, and are 5 to 7 years for furniture and fixtures. Leasehold improvements are amortized over the term of the lease or the estimated useful life, whichever is shorter. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in the determination of operating income or loss. Maintenance and repair costs are expensed as incurred.

      h. GOODWILL AND OTHER INTANGIBLE ASSETS: Intangible assets are comprised of goodwill related to the TMS acquisition, various licenses, and a patent application that are recorded at cost. Amortization of other intangibles is computed using the straight-line method over the estimated useful life of the asset or the license period, whichever is shorter. Amortization periods for the other intangible assets range from 2 to 10 years.

      Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. In December 2004, the Company performed an annual test of goodwill related to the acquisition of TMS and determined that there was no impairment.

      i. LONG-LIVED ASSETS: The Company assesses the recoverability of long-lived assets at the asset group level, whenever adverse events or changes in circumstances or business climate indicate that an impairment may have occurred. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has incurred and a loss is recognized to reduce the carrying value of the long-lived assets to fair value, which is determined by discounting estimated future cash flows.

      j. REDEEMABLE PREFERRED STOCK: Preferred stock whose redemption is not within the control of the Company is classified outside of permanent equity within the financial statements. As a result of existing defaults under the Senior Secured Loan (see Note 3 "Landmark Transaction-Related Party") the Company's Series B Preferred Stock is carried at its redemption value because Landmark may, at any time, require the Company to redeem the Series B Preferred Stock. The accretion to redemption value is recorded as a dividend to the holders of the Series B Preferred Stock and is charged against additional paid-in-capital, to the extent available, and then the accumulated deficit. See Note 16 for a discussion of Landmark's agreement, made in March 2005, that, until April 1, 2006, it will not require the Company to redeem any or all of the shares of Series B Preferred Stock as a result of existing defaults.

      The Company's Convertible Redeemable Cumulative Series C Preferred Stock (the "Series C Preferred Stock") is carried at its fair value at the time of issuance and is redeemable at CoolSavings' election at any time after the shares of Series B Preferred Stock have been redeemed or after the third anniversary of the date of issuance, if the holders of a majority of the shares of Series B Preferred Stock consent. The holders of the Series C Preferred Stock can deem certain change in control events to be liquidating events if the holders of the Series B Preferred Stock have deemed these events to be liquidating events. The Series C Preferred Stock is classified outside of permanent equity because these events are not considered to be within the Company's control. Because the Company does not deem the occurrence of a change in control to be probable as of December 31, 2004, the Series C Preferred Stock is not accreted to its liquidation value.

      k.    REVENUE RECOGNITION:    The Company recognizes revenue in
accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition in the Financial Statements." Revenue is recognized when all of the following criteria are met:

      -     An order is executed.

      -     The price of the service is fixed and determinable.

      -     Delivery has occurred or services have been rendered.

      -     Collection is reasonably assured.

      The Company assesses whether the fee is fixed and determinable based on contract terms for particular products and services. The Company assesses whether delivery of the product or rendering of the service has occurred based on either the receipt of a delivery confirmation from its customer, or on its internal records, depending on the type of product or service delivered and the contract terms. For the Company's lead generation service, the Company generally relies on the customer to confirm the quantity of leads delivered which are valid under the terms of the contract. For products such as email and coupons, the Company generally relies on its internal web site tracking system to determine the quantity delivered. Deferred revenue represents amounts which have been prepaid under contracts for services which are not yet rendered.

      l. ADVERTISING: Advertising costs are expensed as incurred. Advertising expense was $11,789, $9,944, $8,488 during the years ended December 31, 2004, 2003 and 2002, respectively.

      m. INCOME TAXES: Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

      n. CAPITALIZED SOFTWARE COSTS: The Company accounts for capitalized software development costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1
("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," which requires capitalization of certain costs, including the cost of outside consultants. These costs are amortized using the straight-line method over three years, beginning when individual modules are placed into service. These costs were fully amortized as of December 31, 2002. The Company recognized $0, $0 and $406 in capitalized software amortization expense for the years ended December 31, 2004, 2003 and 2002, respectively. No software development costs were capitalized in the years ended December 31, 2004, 2003 and 2002.

      o. CAPITALIZED WEB SITE DEVELOPMENT COSTS: Effective July 1, 2000, the Company adopted the standards of EITF Issue No. 00-2 "Accounting for Web Site Development Costs," which requires capitalization of certain web site development costs. The Company capitalized costs of $825, $558 and $438 related to web site development in the years ended December 31, 2004, 2003 and 2002, respectively. The Company recognized $536, $577 and $1,433 of amortization expense for the years ended December 31, 2004, 2003 and 2002, respectively, related to capitalized web site development costs. Additionally, the Company wrote off web site development costs with net book values of $6, $11 and $177 during 2004, 2003 and 2002, respectively.

      p. STOCK-BASED COMPENSATION: The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation" issued subsequent to APB No. 25 and amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" defines a fair value based method of accounting for employees stock options but allows companies to continue to measure compensation cost for employee stock options using the intrinsic value based method described in APB No.
25. See also Note 12 "Stockholders' (Deficit) Equity" for more information on the Company's stock-based compensation.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure," to stock-based employee compensation.

                                           Years Ended December 31,
                                      ------------------------------------
                                         2004         2003         2002
                                      ----------   ----------   ----------
Net loss applicable to common
  stockholders, as reported. . . . .  $   (1,413)  $   (1,271)  $   (9,196)

Employee stock option compensation
  (benefit) expense included
  in reported net loss applicable
  to the common stockholder. . . . .        (159)         159        --

Deduct: Stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects. . . . . . . . . . . .        (216)      (1,556)      (2,439)
                                      ----------   ----------   ----------

Pro forma net loss applicable to
  common stockholders. . . . . . . .  $   (1,788)  $   (2,668)  $  (11,635)
                                      ==========   ==========   ==========

Weighted average shares
  outstanding. . . . . . . . . . . .  39,249,478   39,107,203   39,093,660

Earnings per share:
  Basic and diluted
    - as reported. . . . . . . . . .  $    (0.04)  $    (0.03)  $    (0.24)

  Basic and diluted
    - pro forma. . . . . . . . . . .  $    (0.05)  $    (0.07)  $    (0.30)


      The assumptions used for valuations of option grants calculated in accordance with SFAS 148 are as follows:

                                         2004*        2003         2002
                                      ----------   ----------   ----------

Annualized dividend yield. . . . . .      N/A           0.00%        0.00%
Risk-free rate of return . . . . . .      N/A           3.10%        4.21%
Expected option term (in years). . .      N/A            5.00         5.00
Expected volatility. . . . . . . . .      N/A         261.10%      247.63%

   *  The Company did not grant any stock options in 2004.

      q. BASIC AND DILUTED NET LOSS PER SHARE: The Company computes net loss per share in accordance with the provisions of SFAS 128 "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per share applicable to common stockholders is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes shares of common stock issuable upon the exercise of employee stock options (see Note 12) and warrants (See
Note 8b), and the conversion of shares of preferred stock (See Note 11), because the effect of such exercises would be anti-dilutive. Refer to
Note 13 -- Earnings Per Share for the reconciliation of the numerator and denominator of the basic and diluted EPS calculation.

      r. COMPREHENSIVE EARNINGS: The Company reports comprehensive earnings in accordance with SFAS Statement No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive earnings and its components in general-purpose financial statements. There were no components of other comprehensive income during any of the periods presented.

      s. SEGMENT INFORMATION: SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires that management identify operating segments based on the way that management manages the entity for making internal operating decisions. The Company currently operates in two separate reportable operating segments: the CoolSavings service and Grocery Solutions. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131), segment information is being reported consistent with our method of internal reporting. See Note 15 for further information on the Company's segment reporting.

      t. ESTIMATION OF SALES CREDITS: The Company primarily uses the historical rate of sales credits issued as a percentage of revenue and applies these percentages to gross receivables to estimate the total sales credit reserve necessary at each balance sheet date. The Company then considers the impact of changes in its service offerings and adjusts the credit reserve as necessary. Sales credits issued are applied against the sales credit reserve.

      u. ESTIMATION OF ALLOWANCE FOR DOUBTFUL ACCOUNTS: The Company bases its allowance for doubtful accounts primarily on overall customer credit quality, historical write-off experience and specific account analysis that projects the ultimate collectibility of the account. When it is determined that a customer is unlikely to pay, a charge is recorded to bad debt expense in the income statement and the allowance for doubtful accounts is increased. When it becomes certain the customer cannot pay, the receivable is written off by removing the accounts receivable amount and reducing the allowance for doubtful accounts accordingly.

      v. RECENT PRONOUNCEMENTS: In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, "Share-Based Payment" (FAS 123R), which addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity that may be settled by the issuance of such equity instruments. FAS 123R required companies to expense the value of employee stock options and similar awards. FAS 123R is effective for public companies in interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at the company's adoption date.

      Beginning in the third quarter of 2005, the Company will begin to expense the value of employee stock options in its results of operations. the Company expects that employee stock options will be measured at fair value using the Black-Scholes option pricing model. In 2005, the Company expects to expense approximately $80 in stock option expense upon application of the modified prospective method of this new accounting treatment.

      w. RECLASSIFIED PRIOR-YEAR AMOUNTS: Certain prior-year amounts related primarily to the amortization of certain capitalized web site costs have been reclassified to conform to the current year's presentation. The impact of these reclassifications resulted in an increase to cost of revenues of $200 and $518 in 2003 and 2002, respectively, and a decrease to product development expense of $200 and $518 in 2003 and 2002, respectively.

2.    ACQUISITION OF ASSETS OF TARGETED MARKETING SERVICES

      On February 6, 2004, the Company acquired certain assets related to the Targeted Marketing Services ("TMS") business line of ADS Alliance Data Systems, Inc. ("ADS"). TMS was acquired to provide the Company with new and expanded strategic capabilities in the areas of frequent shopper data access and electronic/paperless coupon solutions to grocery retailers for consumer packaged goods (CPG) manufacturers. In addition to the assets acquired, the Company contracted for certain data center services, and assumed certain existing customer contracts and service obligations related to the operation of the TMS business line. Among the assets acquired were certain intangible property related to CPG contracts, retail relationships, patent rights, copyrights, trademarks and domain names and an information technology capability necessary to meet existing service obligations. The purchase price was approximately $609, which included $100 paid in cash to the seller and transaction costs of approximately $509. The funds used for the purchase price were provided by the Company's existing working capital.

      The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the Company's financial statements. The Company allocated the purchase price of $609 to the assets acquired, based on a fair value assessment performed by the Company. Based on the assessment of fair values, the allocation of the purchase price of $609 to the proportionate amount of assets acquired was as follows:

            Customer relationship. . . . . . . . .     $ 20
            Proprietary technology . . . . . . . .       10
            Computer hardware. . . . . . . . . . .       10
            Goodwill . . . . . . . . . . . . . . .      569
                                                       ----
            Total assets acquired. . . . . . . . .     $609
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

      The Company also paid $93 pursuant to a Transition Services Agreement dated February 6, 2004, between the Company and ADS, which represented the fair value, as determined by the Company, of certain data hosting and facility services to be provided by ADS to support uninterrupted service during the transition of the TMS business from ADS to the Company. The term of the Transition Services Agreement was a period of no more than six months. Transition expenses totaling $93 were recorded in cost of sales in the statement of operations of the Company for the year ended December 31, 2004.

      In addition, in connection with the acquisition, the Company released ADS from the future royalty payments due to the Company under a pre-existing cross license agreement. The cross license agreement remains in place between ADS and the Company. As of February 6, 2004, the Company had recorded a deferred revenue liability of $351 related to these royalty obligations. This deferred revenue liability is being amortized over the remaining life of the cross license agreement, which expires in 2011. As of December 31, 2004, the deferred revenue relating to this agreement was $307.

      The following unaudited pro forma combined financial information combines the historical financial information of CoolSavings and TMS for the years ended December 31, 2004 and December 31, 2003 as if the acquisition had occurred on January 1, 2003. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined business had the entities actually been combined at the beginning of each period presented and had the impact of possible revenue enhancements and expense efficiencies, among other potential positive and negative factors, been considered, nor does it purport to indicate the results which may be obtained in the future.

                                                        Pro forma
                                                       Year Ended
                                                      December 31,
                                                       (unaudited)
                                               ---------------------------
                                                  2004             2003
                                              -----------      -----------
Pro forma net revenues . . . . . . . . . .    $    38,331      $    33,083

Pro forma net income (loss). . . . . . . .            167           (3,131)

Cumulative dividend on Series B
 Preferred Stock . . . . . . . . . . . . .         (2,086)          (1,926)

Pro forma income (loss) applicable
 to common stockholders. . . . . . . . . .     $   (1,919)      $   (5,057)

Pro forma diluted net income
 (loss) per share. . . . . . . . . . . . .     $    (0.05)      $    (0.13)

Weighted average shares used in the
 calculation of pro forma diluted
 net income (loss) per share . . . . . . .     39,249,478       39,107,203


3.    LANDMARK TRANSACTION - RELATED PARTY

      Beginning in 2001, the Company entered into a series of transactions with Landmark (collectively, the "Landmark Transaction") whereby Landmark made loans to and an equity investment in the Company.

      SENIOR SECURED NOTE

      During 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note (the "Senior Secured Note"), which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Note and Senior Secured Loan are governed by the terms of an amended and restated senior secured loan and security agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). In connection with the Senior Secured Loan, the Company issued Landmark a warrant (the "Landmark Warrant") to purchase shares of its common stock. The warrant was exercisable for 10.0 million shares of common stock at an exercise price of $0.50 per share at November 12, 2001. The exercise price of the warrant will automatically increase to $0.75 per share on July 30, 2005 if not previously exercised. The Senior Secured Loan bears interest at 8% per annum, which accrues quarterly and is payable "in-kind." The Company automatically issues to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued and paid-in-kind on a quarterly basis (each January 31, April 30, July 31 and October 31) on the Senior Secured Loan. As of December 31, 2004, the principal and interest owed under the Senior Secured Loan totaled $6,656. As of December 31, 2004, the Landmark Warrant was exercisable for 12,693,435 shares of the Company's common stock. The Senior Secured Note is secured by a lien on all of the Company's assets. Due to defaults under the Securities Purchase Agreement (defined below), Landmark may demand payment under the Senior Secured Loan at any time. See Note 16 for a discussion of Landmark's agreement, made in March 2005, that, until April 1, 2006, it will not demand repayment of the Senior Secured Loan as a result of existing defaults.

      The Amended and Restated Loan Agreement contains financial covenants and affirmative and negative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of the note holder.

      GRID NOTE

      Under the terms of that certain Securities Purchase Agreement dated July 30, 2001, as amended (the "Securities Purchase Agreement"), the Company agreed that if certain events occurred prior to December 31, 2002 (defined in the Securities Purchase Agreement as "Shortfall Events"), Landmark would have the right to acquire additional shares of Series B Preferred Stock (defined below) at a price of $0.1554 per share (each, a "Shortfall Purchase Option"). Among other things, Shortfall Events would occur if the Company failed to maintain an excess of current assets over current liabilities at or above prescribed amounts. The number of shares of Series B Preferred Stock that Landmark could acquire upon the occurrence of a Shortfall Event was the quotient determined by dividing the "Shortfall Amount" (generally the cash needed by the Company in connection with a Shortfall Event) by $0.1554. Under a letter agreement dated November 12, 2001, the Company agreed that when Shortfall Events occurred, Landmark could elect to loan the Company the Shortfall Amount under the Amended and Restated Commercial Demand Grid Note dated September 25, 2001, as amended (the "Grid Note"), and Landmark could later elect to apply the Shortfall Amount to the purchase price of the Shortfall Purchase Option that arose in connection with the Shortfall Events.

      As Shortfall Events occurred during 2001, Landmark loaned the Company an aggregate of $17,249 under the Grid Note. On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its rights to apply $10,000 of principal and $108 of accrued interest then outstanding under the Grid Note to the purchase of 65,057,936 shares of the Company's $0.001 par value Series B Preferred Stock at a price per share of $0.1554. On January 29, 2002, Landmark loaned to the Company, under the Grid Note, an additional $21 related to transaction costs reimbursable to Landmark. On February 28, 2002, Landmark loaned the Company an additional $1,500 under the Grid Note, bringing the outstanding principal balance (including advances made in 2001) to $8,770. This balance included $8,000 related to Shortfall Events and $770 related to the Company's obligation to reimburse Landmark for legal fees related to the Landmark Transaction.

      On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note against the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share). As of December 31, 2004, the Grid Note had no outstanding principal or accrued interest. The Grid Note bears interest at eight percent (8%) per annum and may evidence up to $20,000 in advances.

      SALE OF SERIES B PREFERRED STOCK

      On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its rights to apply $10,000 of principal and $108 of accrued interest then outstanding under the Grid Note to the purchase of 65,057,936 shares of the Company's Series B Preferred Stock at a price per share of $0.1554.

      On October 24, 2002, in connection with one Shortfall Event that occurred on June 30, 2002 (related to the amount of current assets over current liabilities at such date), Landmark exercised its related Shortfall Purchase Option to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 ($0.1554 per share) in connection with its exercise of additional existing Shortfall Purchase Options.

      As described above, on December 20, 2002, Landmark, at the Company's request, applied the $8,770 of the principal and $705 of accrued interest then outstanding under the Grid Note against the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share) in connection with its exercise of additional existing Shortfall Purchase Options.

      The Series B Preferred Stock has certain conversion rights and has an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may at its option require the Company to redeem for cash all of the issued and outstanding Series B Preferred Stock at any time. See Note 16 for a discussion of Landmark's agreement, made in March 2005, that, until April 1, 2006, it will not require the Company to redeem any or all of its shares of Series B Preferred Stock as a result of existing defaults.

      As of December 31, 2004, Landmark holds 172,788,359 shares of
Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and holds a warrant to purchase 12,693,435 shares of the Company's common stock. Landmark's ownership in the Company will continue to grow through the issuance of additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and interest accruing on the Senior Secured Note, respectively.


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

      DIVIDENDS AND LIQUIDATION PREFERENCE

      Dividends accrue on the shares of Series B Preferred Stock at the rate of 8% per annum, payable quarterly in additional shares of Series B Preferred Stock. Dividends are cumulative and will continue to accrue whether or not declared. As of December 31, 2004, 3,455,767 shares of Series B Preferred Stock were issuable with respect to accrued, but not declared, dividends.

      On liquidation, holders of Series B Preferred Stock are entitled to be paid, before the holders of the Series C Preferred Stock and common stock, the greater of: (1) the amount per share that would have been payable if each share of Series B Preferred Stock had been converted to common stock or (2) the stated value ($0.1554 at the time of issuance, subject to anti-dilution adjustments) for each share of Series B Preferred Stock plus the amount of any accrued but unpaid dividends thereon. At the election of the holders of the Series B Preferred Stock, a merger or consolidation that effects a change of control of CoolSavings, or a sale of all or substantially all of the assets of CoolSavings, may be deemed to be a liquidation.

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

      . CoolSavings shall have paid any outstanding debt to Landmark in full; and

      . there must be no securities outstanding that are junior in ranking to the Series B Preferred Stock (except common stock).

      Holders' Election. Due to default events under the Amended and Restated Loan Agreement, as of December 31, 2004 and 2003, the Series B Preferred Stock was redeemable in whole or in part at the holder's election at the stated value of $0.1554 per share plus accrued but unpaid dividends.

See Note 8 of these financial statements for a discussion of the default events.

      VOTING RIGHTS AND BOARD OF DIRECTORS

      Each share of Series B Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such share of Series B Preferred Stock and accrued dividends thereon is convertible, from time to time. The holders of the Series B Preferred Stock are entitled to vote together with holders of common stock at any meeting of the stockholders on any and all matters presented to the stockholders for consideration. In addition to their right to vote in the general election of members of the Company's Board on an as-converted basis, the holders of Series B Preferred Stock are entitled to designate and vote separately as a single class for the election of a majority of the Company's Board (and the number of seats elected exclusively by the Series B Preferred Stock shall be automatically increased to such greater number as may be proportionate to the Series B Preferred Stock's percentage ownership interest in the Company, calculated on an as-converted basis). The holders of Series B Preferred Stock also have special voting rights whereby the Company is prohibited from taking certain actions without the holders' consent, including but not limited to, amending its charter documents, entering into certain business transactions, authorizing or issuing securities (except in certain limited circumstances), entering into related party transactions, and hiring or terminating key executive officers.


SALE OF SERIES C PREFERRED STOCK

      As a condition to the consummation of the Landmark Transaction, on November 12, 2001 the Company issued to three individuals, two of whom are directors of the Company, 13,000,000 shares of the Company's Series C Preferred Stock in exchange for $2,100 of the Company's 8% Senior Subordinated Convertible Notes ("Director Notes"), due March 1, 2006, accrued interest, and warrants to purchase 1,050,000 shares of common stock which were previously issued to such individuals with the Director Notes.


TERMS OF THE SERIES C PREFERRED STOCK

      The Series C Preferred Stock ranks junior (with respect to dividends and liquidation payments) to the Series B Preferred Stock but senior to the common stock. The following discussion summarizes the rights of the Series C Preferred Stock.

      DIVIDENDS AND LIQUIDATION PREFERENCE

      The Series C Preferred Stock will not accrue dividends. Dividends may be declared and paid on the Series C Preferred Stock from funds lawfully available as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding preferred stock, including the Series B Preferred Stock.

      On liquidation, after the payment of the preferred distribution to the holders of the Series B Preferred Stock, holders of Series C Preferred Stock are entitled to be paid, before the holders of common stock, the greater of: (1) the amount per share that would have been payable if each share of Series C Preferred had been converted to common stock, or (2) the stated value ($0.1665 at the time of issuance, subject to anti- dilution adjustments) for each share of Series C Preferred Stock plus a cash amount per share equal to eight percent (8%) per annum of the Series C Preferred Stock stated value. At the election of the holders of the Series C Preferred Stock, a change of control of CoolSavings, or a sale of all or substantially all of the assets of CoolSavings, may be deemed to be a liquidation, provided the holders of the Series B Preferred Stock have elected to have such event constitute a liquidation.

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


4.    OTHER RELATED PARTY TRANSACTIONS:

      a. LEGAL SERVICES: One attorney with a law firm that provided services to the Company was a member of the Company's Board of Directors from September 2001 through July 2002. Several attorneys with this law firm also are holders of the Company's stock. Total fees for services were $0, $0 and $82, during the years ended December 31, 2004, 2003 and 2002, respectively. These fees are included in general and administrative expenses. Total fees payable were $0 and $0 at December 31, 2004 and 2003, respectively.

      b. SEVERANCE AGREEMENT: On April 1, 2001, the Company entered into an employment agreement with Steven M. Golden, who was serving as the Company's Chairman and Chief Executive Officer. The employment agreement had a term of three years and provided for an annual base salary of $345 and the grant of an option to purchase 150,000 shares of the Company's common stock. At the time of the execution of the employment agreement, all of Mr. Golden's stock options previously issued and not vested were made immediately vested and exercisable. On July 30, 2001, the Company entered into a severance agreement with Mr. Golden which terminated Mr. Golden's employment agreement. The severance agreement provided for three years of severance pay in the amount of $345 per year and the continuation of certain benefits. The severance agreement further provided that all options held by Mr. Golden: (a) became immediately vested and fully exercisable; (b) were adjusted to have an exercise price of $0.50; and (c) were exercisable through the tenth anniversary of the grant of each such options. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." A credit to compensation expense of $159 and a charge of $159 was recorded in 2004 and 2003, respectively, to reflect the intrinsic value of the modified options. No expense or credit was recorded in 2002 related to these options.

      c. EMPLOYMENT AGREEMENT: On July 30, 2001, the Company entered into an employment agreement with Matthew Moog, the Company's President and Chief Executive Officer. The employment agreement has a term of three years, provides for an annual minimum base salary of $345, and provides for the grant of an option to purchase 750,000 shares of the Company's common stock. The employment agreement further provides that Mr. Moog would be granted options to purchase at least an additional 200,000 shares on each of the first and second anniversary of the agreement if he is still employed by the Company. In January of 2002, Mr. Moog was granted 328,571 stock options. These stock options were granted in lieu of the stock option grant for not less than 200,000 shares that was due to Mr. Moog on July 30, 2002, pursuant to terms of his employment agreement.
Additionally, the agreement provided for the immediate and full vesting on January 1, 2002 of the stock options for 250,000 shares of common stock that were originally issued on March 23, 2001.

      Effective as of July 29, 2004, the Company entered into an agreement with Mr. Moog to amend Mr. Moog's employment agreement. This amendment extended the term of Mr. Moog's employment through July 29, 2007 and provides that upon each anniversary of the effective date of the employment agreement, the employment term automatically extends for a period of one year unless previously terminated. This amendment provides for an annual minimum base salary of $354 and deleted the prior agreement to grant Mr. Moog options on the first and second anniversary of the employment agreement.

      On January 1, 2003, the Company established the CoolSavings, Inc. Long Term Incentive Plan ("LTIP") (see Note 9). Pursuant to the July 29, 2004 amendment, Mr. Moog's employment agreement was amended to provide that 51,000 units in the LTIP be granted to Mr. Moog in November 2003 and effective January 1, 2003. These units were granted in lieu of the stock option grant for not less than 200,000 shares that were due to Mr. Moog on July 30, 2003.

      d. CEO PARTICIPATION IN LANDMARK STOCK PURCHASE PLAN: Since December 2002, the Company's President and Chief Executive Officer, Matthew Moog, has participated in Landmark's Executive Stock Purchase Plan. Under this plan, through December 31, 2004, Mr. Moog purchased fully vested shares of Landmark's Class B, non-voting common stock, at an aggregate purchase price of $1,253. Landmark has the right to purchase Mr. Moog's shares at the then fair value, upon his separation from the Company, or before he can sell the shares to a third party. As of December 31, 2004, Mr. Moog has not sold any of the shares. Dividends paid on the shares to Mr. Moog totaled $38 and $21 during 2003 and 2004, respectively.

      In connection with the share purchases, Landmark loaned to Mr. Moog the funds required to purchase the shares. The loans are full recourse and had an aggregate principal balance of $1,221 as of December 31, 2004. The loans carry interest rates ranging from 4.5% to 5.1% and are payable in monthly installments through 2029.

      The Company is not a party to, nor did it arrange, these transactions. The transactions under this plan are solely between Landmark and Mr. Moog and were deemed to be at fair value by Landmark. Therefore, the Company recorded no transactions in its financial statements related to this arrangement.

      e. CONSULTING CONTRACT: From November 1, 2002 through April 30, 2003, the Company engaged John Giuliani, a member of the Company's Board of Directors, in a marketing services consulting agreement. The fees for such consulting services are included in general and administrative expenses in the Company's statement of operations, and totaled $0, $20, and $10 in 2004, 2003 and 2002, respectively. Total fees payable were $0 and $0 at December 31, 2004 and 2003, respectively.

      f. SERVICES PROVIDED: Landmark provides financial and payroll system support to the Company for a fixed monthly fee. The Company recorded general and administrative expenses for these services of $43, $42 and $41 in 2004, 2003 and 2002, respectively. In addition, the Company purchased online advertising services from weather.com, a division of The Weather Channel, Inc., a wholly owned subsidiary of Landmark, and paid The Weather Channel, Inc. $422, $626 and $280 in 2004, 2003 and 2002,
respectively, for these services. In addition, The Weather Channel became a partner in the Company's Lead Generation Network beginning in 2004. As part of this partnership agreement, the Company paid $163 to The Weather Channel, Inc. in 2004. The Company also purchased certain data services from Alliant Cooperative Data Solutions, LLC, a majority-owned affiliate of Landmark, which are designed to allow the Company to better target consumers that are likely to choose soft offers provided by advertisers. The Company paid Alliant Cooperative Data Solutions, LLC $10, $0 and $0 in 2004, 2003 and 2002, respectively, for these services. Additionally, one of the Company's Directors, Gary S. Briggs, is a member of senior management for eBay, Inc. The Company purchased online advertising services from ebay, Inc. in the amount of $256, $0 and $0 in 2004, 2003, and 2002, respectively. All these transactions were at arm's-length.

      g. CALL OPTION AGREEMENT: In April 2002, Landmark acquired 10,889,636 shares of the Company's common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, the Company entered into a call option agreement with Landmark, whereby the Company has the right, but not the obligation, to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. The option can be exercised at any time after April 5, 2003 and prior to March 31, 2008. The Company accounted for this call option as permanent equity and a contribution from Landmark under EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company ascribed a value of $1,200 to the option at issuance. This value represented the fair value of the option, which was determined using the Black-Scholes option pricing model.

      h. TAX ALLOCATION AGREEMENT: On July 1, 2003, Landmark's ownership percentage of voting stock in the Company exceeded 80%, creating an Affiliated Group as defined in Section 1504(a) of the Internal Revenue Code. As a result, in March 2004, and effective July 1, 2003, the Company entered into a Tax Allocation Agreement with Landmark whereby the Company joined with the affiliated group of corporations controlled by Landmark in filing a consolidated federal income tax return. The Tax Allocation Agreement establishes the methodology for the calculation and payment of income taxes in connection with the consolidation of the Company with Landmark for income tax purposes. Generally, the Tax Allocation Agreement provides that Landmark will pay all consolidated federal income taxes on behalf of the consolidated group that includes the Company, and the Company will make payments to Landmark in an amount equal to the tax liability, if any, that the Company would have had if it were to file separate and apart from Landmark.


5. PROPERTY AND EQUIPMENT: Property and equipment at December 31, 2004 and 2003, respectively, were comprised of the following:

                                                    December 31,
                                               ----------------------
                                                 2004         2003
                                               ---------    ---------

     Computer hardware/software. . . . . .    $    7,226    $   6,823
     Furniture and fixtures. . . . . . . .         1,508        1,589
     Leasehold improvements. . . . . . . .           700          700
                                               ---------    ---------

     Total . . . . . . . . . . . . . . . .         9,434        9,112
     Less accumulated depreciation . . . .        (7,752)      (7,277)
                                               ---------    ---------

     Net Property and Equipment. . . . . .    $    1,682    $   1,835
                                               =========    =========

      Depreciation expense recorded on property and equipment was $764, $1,079 and $2,303 in 2004, 2003 and 2002, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS. Intangible assets are comprised of various license agreements, patents and goodwill that are recorded at cost. Intangible assets at December 31, 2004 and 2003, were comprised of the following:
                                                    December 31,
                                               ----------------------
                                                 2004         2003
                                               ---------    ---------
     Goodwill. . . . . . . . . . . . . . .    $      569    $   --
     Other intangibles acquired through
      purchase of TMS:
        Customer Relationship. . . . . . .            20        --
        Proprietary technology . . . . . .            10        --
     Other - patents . . . . . . . . . . .           500          500
                                               ---------    ---------
     Total . . . . . . . . . . . . . . . .         1,099          500
     Less amortization . . . . . . . . . .          (512)        (500)
                                               ---------    ---------
     Net intangible assets . . . . . . . .    $      587    $   --
                                               =========    =========

      Amortization expense recorded on intangible assets was $11, $101 and $251 in 2004, 2003 and 2002, respectively. The Company expects to record amortization expense related to intangible assets of approximately $2 in each of the next five years related to amortization of the customer relationship acquired through the TMS purchase. This asset has a useful life of 10 years. The proprietary technology of $10 acquired through the TMS purchase was fully amortized by December 31, 2004. In 2002, the Company wrote off $176 in license agreements for licenses it no longer uses. The write-off resulted in a loss on intangible assets of $38.

      In December 2004, the Company performed an annual test of goodwill related to the acquisition of TMS and determined that there was no
impairment.   Application of the goodwill impairment test requires
judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.


7.    IMPAIRMENT OF LONG-LIVED ASSETS AND COSTS ASSOCIATED WITH
      EXIT ACTIVITIES

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

Therefore, the Company recorded an operating expense of $1,233 in 2002 to write down the assets to their estimated fair value. In addition, in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded an operating expense of $2,148 in 2002, representing the estimated future lease obligations related to the unoccupied office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements.

      In 2003, the Company re-evaluated its future expected space requirements and determined that an additional portion of its leased office space and the assets associated with that space were unnecessary for its future operations. As a result of this re-evaluation, the Company recorded an additional operating expense of $81 in 2003 to write down the assets related to this office space to their estimated fair value. In addition, the Company recorded an operating expense of $177 in 2004 and $519 in 2003, representing an adjustment to the estimated future lease obligations related to the office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.

      For the year ended December 31, 2004 and 2003, the lease exit costs were as follows:

                                                    Year Ended
                                                    December 31,
                                               ----------------------
                                                 2004         2003
                                               ---------    ---------
     Lease obligation, net of
       estimated sub-lease income. . . . .    $       84    $     432
     Broker commissions and
       other miscellaneous costs . . . . .            (6)         (16)
     Accretion expense . . . . . . . . . .            99          103
                                               ---------    ---------
     Lease exit costs. . . . . . . . . . .    $      177    $     519
                                               =========    =========


      At December 31, 2004, the liability associated with lease exit costs consisted of the following:

                   Balance at    Subsequent                  Balance at
                  December 31,    Accruals,                 December 31,
                     2003           Net         Payments       2004
                  ------------   -----------   ----------   ------------
Lease obliga-
 tion, net of
 estimated
 sub-lease
 income. . . . .   $     1,182    $      183   $     (262)   $     1,103

Broker commis-
 sions and
 other trans-
 action costs. .            93            (6)       --                87
                    ----------                                ----------

Total lease exit
 liability . . .         1,275                                     1,190

Less: current
 portion of
 lease exit
 liability . . .          (206)                                     (210)
                    ----------                                ----------
Long-term lease
 exit liability.   $     1,069                               $       980
                    ==========                                ==========

      Significant assumptions were required concerning the estimated fair value of the assets and estimates of sublease income. As provided under SFAS No. 144, the Company primarily used discounted cash flow analysis, together with other available information, to estimate fair values.

8.    LONG AND SHORT TERM DEBT:

      a.    BANK LINES OF CREDIT:

      As of December 31, 2004 and 2003, the Company had no credit facilities.

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

      At December 31, 2004, the Company was not in compliance with certain financial covenants of the Senior Secured Loan. The following is a list of the significant defaults under the Senior Secured Loan, and therefore under the Grid Note and the Amended and Restated Loan and Security Agreement, as these notes are cross-collateralized:

      . The Company's failure to achieve a prescribed amount of billings during 2001 (a requirement of the Amended and Restated Loan Agreement); and

      . The Company's failure to maintain a minimum level of working capital and ratio of cash, cash equivalents and certain receivables over current liabilities (requirements of the Amended and Restated Loan Agreement); and

      . The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth (a requirement of the Amended and Restated Loan Agreement).

      The Company's failures to comply with such covenants constitute events of default. Consequently, the Senior Secured Loan, including accrued interest, is immediately due and payable at the option of Landmark. See Note 16 for a discussion of Landmark's agreement, made in March 2005, that, until April 1, 2006, it will not demand repayment of the Senior Secured Loan as a result of existing defaults.

      In connection with the Senior Secured Loan, the Company issued the Landmark Warrant. The Landmark Warrant has a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part immediately. The Landmark Warrant contains a net exercise feature and was exercisable for 10,000,000 million shares of the Company's common stock at an exercise price of $0.50 per share on November 12, 2001 (the exercise price automatically increases to $0.75 per share on July 30, 2005 to the extent the warrant has not previously been exercised). Pursuant to the Landmark

Warrant and the Amended and Restated Loan and Security Agreement, the Company automatically issues to Landmark additional warrants to purchase two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. Under APB 14, the Company assigned a $2,400 value to the Landmark Warrant and recorded it as additional paid-in-capital and debt discount. The debt discount of $3,017 resulting from the offering costs and warrant allocation from the Senior Secured Loan was amortized immediately to interest expense in 2001. This was due to covenant violations by the Company causing the entire loan to be immediately due and payable at the option of Landmark.

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

      On November 12, 2001, pursuant to the Securities Purchase Agreement, Landmark exercised its right to apply $10,000 of principal and $108 of accrued interest then outstanding under the Grid Note to the purchase of 65,057,936 shares of Series B Preferred Stock (see Note 11).

      On January 29, 2002, Landmark loaned to the Company, under the Grid Note, an additional $21 related to transaction costs reimbursable to Landmark. On February 28, 2002, Landmark loaned the Company an additional $1,500 under the Grid Note in connection with another Shortfall Event, bringing the outstanding principal balance to $8,770. On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note to the purchase of 60,967,777 shares of Series B Preferred Stock ($0.1554 per share). Consequently, there was no balance due under the Grid Note at the end of 2004, 2003 or 2002. The Grid Note bears interest at eight percent (8%) per annum and may evidence up to $20,000 in advances.


9.    COMMITMENTS AND CONTINGENCIES:

      a. LETTERS OF CREDIT: On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank to collateralize lease deposits on the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The aggregate amount of letters of credit required to collateralize lease deposits on the Company's office facilities declined to $747 as of December 31, 2004, due to the termination of the Company's lease in New York City, and scheduled reductions contained in the lease agreements for the Company's Chicago, Illinois and San Francisco, California facilities. The Landmark Letters of Credit for the Company's Chicago facility was renewed in 2004 for a one-year period ending April 2005. The Landmark Letter of Credit for the Company's San Francisco facility was renewed in 2004 for the period ending July 31, 2004, at which time the letter of credit was no longer required according to the terms of the Company's lease agreement. Landmark may, in its sole discretion, cancel the Landmark Letters of Credit upon 90-days' written notice to the Company. If the Landmark Letters of Credit expire or are cancelled, the Company would need to enter into an alternate credit arrangement.

      b. COOLSAVINGS, INC. LONG-TERM INCENTIVE PLAN ("LTIP"): Effective January 1, 2003, the Company established the CoolSavings, Inc. Long Term Incentive Plan ("LTIP"). Employee participation in the LTIP is at the sole discretion of the Company's Board of Directors. LTIP participants are eligible to receive units which may increase in value if the Company achieves certain long term profitability objectives. After vesting, units which have increased in value since the date of grant can be redeemed with the Company for cash payments equal to their increase in value. The Company will record an expense during periods in which the value of the outstanding units increases. No expense was recorded during 2004 or 2003 related to the LTIP.

     c. LITIGATION: During 2000, the Company settled several patent infringement suits. As a result of these settlements, the Company received certain royalty payments through 2003. On February 6, 2004, the Company acquired certain assets of the business that was the successor-in-interest to the entity with whom this settlement was reached (the "Seller"). In connection with the acquisition, the Company released the Seller from its future obligations to pay the Company royalties. (See Note 2.)

      Since 1999 and 2000, respectively, the Company has been the defendant in two patent infringement lawsuits filed by Catalina Marketing International, Inc. ("Catalina Marketing") and Supermarkets Online, Inc. ("Supermarkets Online"), an affiliate of Catalina Marketing. On
October 19, 2004, the Company entered into a settlement agreement with Catalina Marketing for both of these lawsuits on mutually agreeable terms. The financial impact of this settlement is included in the Company's operating results for the year ended December 31, 2004 and was not material to the Company's financial statements. The settlement allows the Company to continue to operate its systems and methods without threat of infringement of the Catalina patents that were the subject of the litigation.

      In 2003, the Company reached agreement (which was finalized in January 2004) with a customer to resolve a disagreement regarding the delivery of services. The agreement involved the delivery of additional services at no charge. The Company recorded an expense of $184 and $70 in 2003 and 2002, respectively, and an expense credit of $25 in 2004, in general and administrative expenses to reflect the cost of these services. The Company recorded $229 in revenue in 2004 with the make-good services were delivered to the customer. The Company received a complete release from the customer against any future actions.

      d. LEASES: The Company leases equipment and its office premises under operating lease agreements. Rental expense under these agreements was $1,138, $1,221 and $1,961 during 2004, 2003 and 2002, respectively.

      At December 31, 2004, future minimum payments under noncancelable operating leases were as follows:

      For the years ended December 31:

                  2005 . . . . . . . . . . . .     $ 1,698
                  2006 . . . . . . . . . . . .       1,398
                  2007 . . . . . . . . . . . .       1,363
                  2008 . . . . . . . . . . . .       1,387
                  2009 . . . . . . . . . . . .       1,412
                  and thereafter . . . . . . .         473
                                                   -------
                  Total. . . . . . . . . . . .     $ 7,731
                                                   =======


10. INCOME TAXES: Under SFAS No. 109, "Accounting for Income Taxes" deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases and for tax carry forward items using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets consist of the following:

                                                         December 31,
                                                    ---------------------
                                                     2004          2003
                                                   --------      --------
     Deferred tax assets:
       Net operating loss carryforward . . . .     $  3,271     $   2,392
     Allowance for doubtful accounts . . . . .          161           257
     Deferred revenue. . . . . . . . . . . . .          217           184
     Property and equipment. . . . . . . . . .           88           386
     Capitalized software. . . . . . . . . . .         (356)         (256)
     Debt discount . . . . . . . . . . . . . .          344           573
     Lease exit liability. . . . . . . . . . .          452           484
     Asset impairment. . . . . . . . . . . . .          132           263
     Landmark transaction fees . . . . . . . .           89           148
     Other . . . . . . . . . . . . . . . . . .           (6)          255
     Valuation allowances. . . . . . . . . . .       (4,392)       (4,686)
                                                   --------      --------
                                                   $  --        $   --
                                                   ========      ========
     Deferred tax liabilities:
       Goodwill amortization . . . . . . . . .     $     13     $   --
                                                   --------      --------
                                                   $     13     $   --
                                                   ========      ========


      The difference between the amount of income tax provision/(benefit) recorded and the amount of income tax provision/(benefit) calculated using the U.S. federal statutory rate of 34%, as well as the state and local rate, net of a federal benefit, of 4%, is primarily due to the use of nonbenefited net operating losses in 2003 and 2004. The reconciliation of statutory and effective income taxes is presented below:

                                            Year Ended December 31,
                                      ------------------------------------
                                         2004         2003         2002
                                      ----------   ----------   ----------
     Federal income tax (benefit)
       at the statutory rate . . . .  $      233   $      223   $   (2,818)
     State income tax, net of
       federal benefit . . . . . . .          32            8         (127)
     Permanent differences and
       other . . . . . . . . . . . .          40         (159)       1,733
     Effect of change in
       valuation allowance . . . . .        (292)         (72)       1,212
                                      ----------   ----------   ----------
                                      $       13   $    --      $    --
                                      ==========   ==========   ==========


      The income tax expense of $13 in 2004 relates to book/tax differences arising from the amortization of goodwill for tax purposes, but not for book. Under generally accepted accounting principles, deferred tax assets cannot be offset against deferred tax liabilities related to indefinite lived assets that cannot be scheduled to reverse in the same period. The goodwill was recorded as a result of the TMS asset acquisition during the first quarter of 2004. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding realization of the asset.

      The Company has net operating loss carry forwards of approximately $8,609, $6,295 and $7,436 at December 31, 2004, 2003 and 2002,
respectively. As a result of the issuance of Series B Preferred Stock to Landmark, the Company triggered provisions under Section 382 of the Internal Revenue Code, that limit the Company's ability to offset taxable income earned subsequent to the initial issuance of the Series B Preferred Stock on November 12, 2001 with the Company's net operating losses. The Company's net operating loss carryforwards begin to expire in 2021.

11.   REDEEMABLE PREFERRED STOCK

      a. SERIES B PREFERRED STOCK: On November 12, 2001, under the Securities Purchase Agreement, the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B Preferred Stock for $10,108. This transaction was approved at the annual stockholders meeting on September 20, 2001. The Series B Preferred Stock has certain conversion rights and has an 8% quarterly dividend payable in additional shares of Series B Preferred Stock. On October 24, 2002, in connection with one Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets over current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of
December 31, 2004, Landmark holds 172,788,359 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon) and holds a warrant to purchase 12,693,435 shares of the Company's common stock. Under Section 382 of the Internal Revenue Code, this transaction with Landmark resulted in a limitation on the amount of net operating loss carry forwards that can be utilized in future years. See Note 10 for a further discussion of income taxes related to the Company. The Series B Preferred Stock is subject to certain redemption requirements outside the control of the Company. As the holder of all of the Series B Preferred Stock, Landmark has the right to elect not less than a majority of the Company's board of directors. See Note 3 for further description of the terms of the Series B Preferred Stock.

      b. SERIES C PREFERRED STOCK: As a condition to the consummation of the Landmark Transaction, on November 12, 2001 the Company issued to three individuals (two of whom are directors of the Company) 13,000,000 shares of $0.001 par value Series C Preferred Stock. The Series C Preferred Stock was given in exchange for the Director Notes (see Note 3), the related accrued interest and the accompanying warrants to purchase 1,050,000 shares of common stock previously issued to such individuals. As a result of the exchange, the Company recorded a gain of $327. As of December 31, 2004, the Company had reserved 13,000,000 shares of common stock for the conversion of all the outstanding shares of Series C Preferred Stock. See Note 3 for further description of the terms of the Series C Preferred Stock.

      c. RESERVED COMMON SHARES: As of December 31, 2004, the Company had reserved 305 million shares of common stock for the conversion of shares of Series B and Series C Preferred Stock, the exercise of Landmark Warrants, and the exercise of options under the Company's stock option plans. See Note 3 for further description of the terms of the Series B and Series C Preferred Stock.


12.   STOCKHOLDERS' (DEFICIT) EQUITY:

      a. COMMON STOCK OPTIONS: On September 20, 2001, the Company's stockholders, in conjunction with the annual meeting, ratified the adoption of the 2001 Stock Option Plan (the "2001 Employee Plan") to replace the 1997 Employee Plan. Additionally, in conjunction with the Landmark Transaction, the 1999 Non-Employee Plan was terminated.

      Vesting under the 2001 Employee Plan is determined by the Board of Directors on an individual grant basis and is typically incremental vesting over a period of approximately four years. Options that were granted under the 1997 Employee Plan vest over a period of approximately four years. Options that were granted under the 1999 Non-Employee Plan became fully vested one year from the date of the grant. The terms of the grants made under each plan are established by the Board of Directors and may not exceed ten years. The Company is authorized under the 2001 Employee Plan to issue stock options to purchase up to 7,953,954 shares of common stock plus an additional 1,800,000 shares related to cancellations of certain stock options as defined in the plan.

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

      Outside of the above plans, the Company has granted options to the Company's Chief Executive Officer in conjunction with the execution of a Board-approved employment contract consistent with the 1997 Employee Plan. These options are included in the disclosures that follow.

      The following information relates to stock options whose exercise price equaled the fair value of the underlying stock on the date of grant:

                                 Year Ended December 31,
            --------------------------------------------------------------
                  2004                  2003                 2002
          --------------------  --------------------  --------------------
                      Weighted              Weighted              Weighted
                      Average               Average               Average
                      Exercise              Exercise              Exercise
            Shares     Price      Shares     Price      Shares     Price
          ---------   --------   ---------  --------   ---------  --------

Outstand-
 ing at
 beginning
 of period  4,515,599   $1.54    4,929,440    $1.55    5,718,180    $1.68
Granted        --        --        100,000     0.90      101,000     0.11
Exercised    (51,250)   $0.14        --         --         --         --
Forfeited/
 expired    (677,856)   $3.06     (513,841)    1.49     (889,740)    2.26
          ----------            ----------            ----------

Outstand-
 ing at
 end of
 period    3,786,493    $1.29    4,515,599     $1.54   4,929,440    $1.55
          ==========            ==========            ==========

Exercis-
 able at
 end of
 period    3,503,431    $1.35    3,912,417     $1.58   3,800,462    $1.37
          ==========            ==========            ==========

Weighted
 average
 fair
 value of
 options
 granted
 during the
 period                   N/A                 $0.90                 $0.10

      The following information relates to options whose exercise price exceeded the fair value of the underlying stock on the date of grant:

                                 Year Ended December 31,
            --------------------------------------------------------------
                  2004                  2003                 2002
          --------------------  --------------------  --------------------
                      Weighted              Weighted              Weighted
                      Average               Average               Average
                      Exercise              Exercise              Exercise
            Shares     Price      Shares     Price      Shares     Price
          ---------   --------   ---------  --------   ---------  --------

Outstand-
 ing at
 beginning
 of period 3,833,769    $0.36    4,336,753    $0.36      262,201    $3.28
Granted        --         --         --         --     4,465,241     0.20
Exercised   (188,778)    0.20      (75,610)    0.20        --         --
Forfeited/
 expired    (342,886)    0.87     (427,374)    0.38     (390,689)    0.53
          ----------            ----------            ----------

Outstand-
 ing at
 end of
 period    3,302,105    $0.31    3,833,769    $0.36    4,336,753    $0.36
          ==========            ==========            ==========

Exercis-
 able at
 end of
 period    1,764,618    $0.41    1,152,342    $0.60      225,598    $1.92
          ==========            ==========            ==========

Weighted
 average
 fair
 value of
 options
 granted
 during the
 period                   N/A                   N/A                 $0.09


      The following table summarizes information about fixed stock options outstanding at December 31, 2004:

                                      December 31, 2004
                  ---------------------------------------------------------
                              Outstanding                  Exercisable
                  ---------------------------------  ----------------------
                                           Weighted                Weighted
                               Average     Average                 Average
Exercise Price                  Life       Exercise                Exercise
Range              Options    (in years)   Price       Options      Price
--------------    ---------  -----------   --------   ----------   --------

$0.07 - $0.20    3,344,136        7.07     $  0.20    1,759,774    $  0.19
$0.21 - $0.50    2,916,143        5.31        0.45    2,756,956       0.45
$0.84 - $2.73      421,300        5.13        1.83      344,300       2.04
$3.31 - $6.00       76,150        5.01        4.42       76,150       4.42
$7.00 - $11.00     330,869        5.06        8.56      330,869       8.56
                 ---------        ----     -------    ---------    -------
Totals           7,088,598        6.11     $  0.83    5,268,049    $  1.04
                 =========        ====     =======    =========    =======

      The Company adopted the disclosure requirements of SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." See Note 1 "Description of the Company and Summary of Significant Accounting Policies: Stock-Based Compensation."

      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), "Share-Based Payment" (FAS 123R), which addresses the accounting for transactions in which an enterprise receives employee services in exchange equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity that may be settled by the issuance of such equity instruments. FAS 123R required companies to expense the value of employee stock options and similar awards. FAS 123R is effective for public companies in interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested share-based payment awards at the company's adoption date.

      Beginning in the interim period commencing after June 15, 2005, the Company will begin to expense the value of employee stock options in its results of operations. The Company expects that employee stock options will be measured at fair value using the Black-Scholes option pricing model. In 2005, we expect to expense approximately $80 in stock option expense due to this new accounting treatment.

      b. COMMON STOCK COMPENSATION: Pursuant to the July 30, 2001 severance agreement between the Company and Steven Golden, all of the options granted to Mr. Golden by the Company as of the date thereof became immediately vested and fully exercisable. The options were also repriced at a strike price of $0.50 per share. These options are subject to variable accounting under FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." The Company recognized a credit of $159 and an expense of $159 in 2004 and 2003, respectively, related to these options, which represents adjustments to their intrinsic value.

      Additionally, the Company granted options to purchase 750,000 shares of common stock to Matthew Moog, the current President and Chief Executive Officer, pursuant to his July 30, 2001 employment agreement. In January of 2002, Mr. Moog was granted options to purchase 328,571 shares of the Company's common stock. These stock options were granted in lieu of the first of the two stock option grants for not less than 200,000 shares that was due to Mr. Moog on July 30, 2002, pursuant to terms of his employment agreement. The agreement also provided for the immediate and full vesting on January 1, 2002 of the stock options for 250,000 shares of common stock that were originally issued on March 23, 2001.

      Effective as of July 29, 2004, the Company entered into an agreement with Mr. Moog to amend Mr. Moog's employment agreement. This amendment deleted the prior agreement to grant Mr. Moog the second of his two stock option grants on the second anniversary of the employment agreement and replaced it with an LTIP grant as further disclosed herein.


13. EARNINGS PER SHARE: SFAS 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share for both basic and diluted EPS for the years ended December 31, 2004, 2003 and 2002.

                                           Years Ended December 31,
                                      ------------------------------------
                                        2004          2003         2002
                                     ----------    ----------   ----------
Numerator:
  Net income (loss). . . . . . . .  $       673    $      655   $   (8,287)

Cumulative dividends on
  Series B Preferred Stock . . . .       (2,086)       (1,926)        (909)
                                     ----------    ----------   ----------
Loss applicable to
  common stockholders. . . . . . .  $    (1,413)   $   (1,271)  $   (9,196)
                                     ==========    ==========   ==========

Basic and diluted net loss
  per share. . . . . . . . . . . .  $     (0.04)   $    (0.03)  $    (0.24)
                                     ==========    ==========   ==========
Denominator:
  Weighted average shares used in
    the calculation of basic and
    diluted net loss per share . .   39,249,478    39,107,203   39,093,660
                                     ==========    ==========   ==========

      The calculation of diluted net loss per share excludes shares of common stock issuable upon the conversion of unsecured convertible subordinated notes, exercise of employee stock options and warrants, and conversion of convertible preferred stock, as the effect of such exercises would be anti-dilutive.


14. 401(k) PLAN: On February 11, 1997, the Company adopted a 401(k) plan for employees. All employees who meet certain age requirements are eligible to participate. Matching contributions are made at the discretion of the Company. The Company made no matching contributions during 2004, 2003, or 2002.


15. SEGMENT DISCLOSURES: In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), segment information is being reported consistent with the Company's method of internal reporting. SFAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. During 2004, the Company acquired certain assets related to the TMS business line of ADS. Subsequently, the Company began to internally report the results of the resultant new business line, Grocery Solutions. As a result of this internal reporting, the Company determined that its Grocery Solutions business qualifies as an operating segment under SFAS 131 as of December 31, 2004. Therefore, the Company is reporting its results for 2004 under two reportable operating segments: the CoolSavings service and Grocery Solutions.

      The table below contains information about 2004 segment financial data used by the chief operating decision-maker of the Company. In 2003 and 2002, the Company operated in only one business segment.

                                 For the Year Ended December 31, 2004
                               -----------------------------------------
                                                                Total
                               CoolSavings      Grocery     CoolSavings,
                                 Service       Solutions        Inc.
                               -----------    -----------   ------------
Operating revenue. . . . . .     $ 38,050       $    297       $ 38,347
Depreciation and
  amortization . . . . . . .        1,270             41          1,311
Other operating costs
  and expenses . . . . . . .       34,701          1,181         35,882
Operating income (loss). . .        2,079           (925)         1,154
Segment assets as of
  December 31, 2004. . . . .       16,642            680         17,322

16. SUBSEQUENT EVENT: Pursuant to a letter dated March 29, 2005, Landmark agreed that, until April 1, 2006, it will not demand repayment of amounts due under the Amended and Restated Loan Agreement, including accrued interest, or require the Company to redeem any or all of its shares of Series B Preferred Stock as a result of existing defaults.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 9A. CONTROLS AND PROCEDURES

      Based upon an evaluation of our disclosure controls and procedures performed by management, with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer have concluded that, as of December 31, 2004, solely to the extent described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that we issue or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      During the course of our preparation of this Form 10-K, we determined that, as of December 31, 2004, we had an ineffective process for the timely communication of information regarding the compensation of our chief executive officer by the compensation committee of our board of directors to our disclosure committee. The ineffectiveness of this process did not, however, have any impact on our results of operations or financial condition. In the first quarter of 2005 and prior to the filing of this Form 10-K, as a remedial measure, we instituted a procedure for the prompt communication, by the compensation committee to the disclosure committee, of any information relating to the compensation of our chief executive officer that may be required to be disclosed in reports we file under the Securities Exchange Act of 1934.

ITEM 9B. OTHER INFORMATION

      We failed to file the First Amendment to Employment Agreement entered into as of December 2004 and effective as of July 29, 2004 by and between CoolSavings, Inc. and Matthew Moog as a material contract on a Current Report on Form 8-K. The reason for our failure to file this Form 8-K is described above in Item 9A. A copy of the First Amendment to Employment Agreement is filed as exhibit 10.29 to this Form 10-K. The material items of the First Amendment include that on each anniversary of Mr. Moog's employment agreement, the agreement shall automatically be extended for one additional year unless otherwise terminated. Also, the First Amendment formalized Mr. Moog's LTIP grant in lieu of a stock option grant as previously discussed herein.



                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information to be contained under the captions "Election of Directors
- Nominees," "Executive Officers and Compensation," "Board Meetings and Committees," "Section 16(a) Beneficial Ownership Reporting Compliance," "Report of the Audit Committee" and "Corporate Governance" in the definitive Proxy Statement to be filed by us for our 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement") is incorporated herein by reference in response to this item.


ITEM 11.  EXECUTIVE COMPENSATION

      Information to be contained under the captions "Compensation of Directors," "Report of the Compensation Committee on Executive Compensation," "Executive Officers and Compensation," "Compensation Committee Interlocks and Insider Participation," and "Stockholder Return Performance Presentation" in the 2005 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information to be contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" in the 2005 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information to be contained under the captions "Certain
Relationships and Related Transactions" in the 2005 Proxy Statement is incorporated herein by reference in response to this item.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information to be contained under the caption "Report of the Audit Committee" in the 2005 Proxy Statement is incorporated by reference in response to this item.

                                   PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Date: March 29, 2005                CoolSavings, Inc.

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

Signature                     Title                        Date
---------                     -----                        ----


/s/ Matthew Moog              President,                   March 29, 2005
-------------------------     Chief Executive Officer
Matthew Moog                  (principal executive
                              officer) and Director


/s/ David B. Arney            Senior Vice President
-------------------------     of Operations,
David B. Arney                Chief Financial Officer
                              and Corporate Secretary      March 29, 2005
                              (principal financial and
                              accounting officer)


/s/ Richard H. Rogel          Chairman of the Board        March 29, 2005
-------------------------     of Directors
Richard H. Rogel


/s/ Michael W. Alston         Director                     March 29, 2005
-------------------------
Michael W. Alston


/s/ Gary S. Briggs            Director                     March 29, 2005
-------------------------
Gary S. Briggs


/s/ James S. Correll          Director                     March 29, 2005
-------------------------
James S. Correll

                              Director                     March 29, 2005
-------------------------
Joseph G. Fiveash, III


/s/ Guy R. Friddell, III      Director                     March 29, 2005
-------------------------
Guy R. Friddell, III

Signature                     Title                        Date
---------                     -----                        ----


/s/ John Giuliani             Director                     March 29, 2005
-------------------------
John Giuliani


                              Director                     March 29, 2005
-------------------------
Hugh R. Lamle


/s/ Karl B. Quist             Director                     March 29, 2005
-------------------------
Karl B. Quist


/s/ Bradley Schram            Director                     March 29, 2005
-------------------------
Bradley Schram


/s/ Daniel Sherr              Director                     March 29, 2005
-------------------------
Daniel Sherr

           Report of Independent Registered Public Accounting Firm
                       on Financial Statement Schedule



To the Board of Directors and Stockholders of CoolSavings, Inc.:


Our audits of the financial statements referred to in our report dated March 29, 2005 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 15(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.





PricewaterhouseCoopers LLP


Chicago, Illinois
March 29, 2005

                              CoolSavings, Inc.

              Schedule II -- Valuation and Qualifying Accounts

                                    Additions (Reductions)
                             ----------------------------------
                                          Charged
                Balance at   Charged to   to Other                Balance at
               Beginning of   Costs and   Accounts   Deduction      End of
                 Period       Expenses      (1)        (2)          Period
               ------------  ----------  ----------  ----------   ----------
YEAR ENDED
DECEMBER 31,
2004
------------

Allowance for
 doubtful
 accounts
 receivables . .   $   551     $   179      $  --       $ (398)     $   332
Credit memo
 reserve . . . .   $   125     $   --       $  272      $ (305)     $    92

YEAR ENDED
DECEMBER 31,
2003
------------

Allowance for
 doubtful
 accounts
 receivable. . .   $   659     $   240      $  --       $ (348)     $   551
Credit memo
 reserve . . . .   $    94     $   --       $  725      $ (694)     $   125

YEAR ENDED
DECEMBER 31,
2002
------------

Allowance for
 doubtful
 accounts
 receivable. . .   $   737     $   238      $  --       $ (316)     $   659
Credit memo
 reserve . . . .   $   144     $   --       $  385      $ (435)     $    94


  (1) Sales credit memos are charged against revenues.

  (2) Uncollectible accounts are written off against the allowance for doubtful accounts receivable and sales credit memos are issued against the credit memo reserve.

                                EXHIBIT INDEX


Exhibit
No.         Description
-------     -----------

2.1 Securities Purchase Agreement dated as of July 30, 2001 between coolsavings.com, inc., CoolSavings, Inc., Landmark
            Communications, Inc., and Landmark Ventures VII, LLC
            (incorporated by reference to Exhibit 2.1 to CoolSavings' Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on August 3, 2001
            (the "August 2001 8-K"))

2.2 Amendment No. 1 to the Securities Purchase Agreement dated as of August 16, 2001 between coolsavings.com, inc., CoolSavings, Inc., Landmark Communications, Inc., and Landmark Ventures VII, LLC (incorporated by reference to Exhibit 2.3 to CoolSavings' Quarterly Report on Form 10-Q for the period ending
            September 30, 2001)

2.3 Agreement and Plan of Merger dated as of July 30, 2001 by and between coolsavings.com, inc. and CoolSavings, Inc.
            (incorporated by reference to Exhibit 2.2 to the August 2001
            8-K)

2.4 Asset Purchase Agreement, dated February 6, 2004 by and among CoolSavings, Inc., ADS Alliance Data Systems, Inc. and Alliance Data Systems Corporation (incorporated by reference to Exhibit 2.1 to CoolSavings' Current Report on Form 8-K filed with the Commission on February 20, 2004 (the "February 2004 8-K"))

2.5 Transition Services Agreement, dated as of February 6, 2004, by and between CoolSavings, Inc. and ADS Alliance Data Systems, Inc. (incorporated by reference to Exhibit 2.2 to the February 2004 8-K)

3.1 Certificate of Incorporation (incorporated by reference to Appendix D to CoolSavings' Definitive Proxy Statement filed with the Commission on August 22, 2001)

3.2 Bylaws (incorporated by reference to Appendix F to CoolSavings' Definitive Proxy Statement filed with the Commission on July 30, 2001).

4.1         Form of Common Stock Certificate (incorporated by reference to
            Exhibit 4.1 to CoolSavings' Registration Statement on Form S-1; file no. 333-94677 (the "S-1"))

4.2 Stockholders Agreement, dated as of June 1, 1998, among CoolSavings and certain of its Stockholders (incorporated by reference to Exhibit 4.2 to the S-1)

4.3 Registration Rights Agreement among CoolSavings and the holders of the 1999 Unsecured, Convertible Subordinated Promissory Notes (incorporated by reference to Exhibit 4.4 to the S-1)

4.4 Registration Rights Agreement among CoolSavings and the holders of the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.5 to the Form S-1)

4.5         Warrant between coolsavings.com, inc. and Landmark
            Communications, Inc. dated July 30, 2001 (incorporated by reference to Exhibit 4.1 to the August 2001 8-K)

Exhibit
No.         Description
-------     -----------

4.6 Warrant between CoolSavings, Inc. and Landmark Communications, Inc. dated November 12, 2001 (incorporated by reference to
            Exhibit 4.6 to CoolSavings' Annual Report on Form 10-K for the year ended December 31, 2001)

4.7 Registration Rights Agreement between coolsavings.com,inc., Landmark Ventures VII, LLC and certain coolsavings.com, inc. Stockholders dated July 30, 2001 (incorporated by reference to
            Exhibit 4.2 to the August 2001 8-K)

10.1* Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the S-1)

10.2*       1997 Stock Option Plan (incorporated by reference to
            Exhibit 10.3 to the S-1)

10.3*       1999 Director Option Plan (incorporated by reference to
            Exhibit 10.4 to the S-1)

10.4 Loan and Security Agreement, dated January 18, 2000, between CoolSavings and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.18 to the S-1)

10.5 Forbearance and Reaffirmation Agreement, dated June 15, 2001, between coolsavings.com, inc. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.5 to CoolSavings' Quarterly Report on Form 10-Q for the period ended June 30, 2001 (the "June 2001 10-Q"))

10.6 Letter Agreement dated July 27, 2001 between coolsavings.com, inc. and American National Bank and Trust Company of Chicago (incorporated by reference to Exhibit 10.6 to the June
            2001 10-Q)

10.7* Form of Promissory Note from current and former directors of CoolSavings payable to CoolSavings in consideration for exercise of stock options and/or warrants (incorporated by reference to Exhibit 10.6 to the S-1)

10.8 Termination Agreement, dated December 30, 1999 between CoolSavings and Hillel Levin (incorporated by reference to Exhibit 10.7 to the S-1)

10.9 Consulting Agreement, dated as of January 1, 2000, between CoolSavings and Hillel Levin (incorporated by reference to Exhibit 10.8 to the S-1)

10.10 Lease Agreement, dated February 24, 1997, between Prentiss Properties Acquisition Partners, L.P. and CoolSavings
            (incorporated by reference to Exhibit 10.9 to the S-1)

10.11 Agreement of Sublease, dated June 30, 1998, between Insurance Company of North America and CoolSavings (incorporated by reference to Exhibit 10.10 to the S-1)

10.12 Lease Agreement, dated January 3, 2000, between 360 North Michigan Trust and CoolSavings (incorporated by reference to Exhibit 10.11 to the S-1)

10.13 Forbearance Letter Agreement dated June 14, 2001 between coolsavings.com, inc. and 360 North Michigan Trust
            (incorporated by reference to Exhibit 10.9 to the June 2001
            10-Q)

Exhibit
No.         Description
-------     -----------

10.14 Form of 8% Senior Subordinated Convertible Notes due March 1, 2006 ("8% Notes") (incorporated by reference to Exhibit 10.1 to CoolSavings' Quarterly Report on Form 10-Q for the period ending March 31, 2001 (the "March 2001 10-Q"))

10.15 Form of Warrant issued in connection with 8% Notes ("Warrants") (incorporated by reference to Exhibit 10.2 to the March 2001 10-Q)

10.16 Form of Letter confirming terms of investment in 8% Notes and Warrants. (incorporated by reference to Exhibit 10.3 to the March 2001 10-Q)

10.17       Amended and Restated Senior Secured Loan and Security
            Agreement, dated July 30, 2001, between coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.1 to the August 2001 8-K)

10.18 First Amendment to Amended and Restated Senior Secured Loan and Security Agreement, dated September 25, 2001, between coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.8 to CoolSavings' Quarterly Report on Form 10-Q for the period ending
            September 30, 2001 (the "September 2001 10-Q"))

10.19 Commercial Demand Grid Note, dated July 30, 2001, between coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.2 to the August 2001 8-K)

10.20 Voting Agreement between Landmark Communications, Inc., Landmark Ventures VII, LLC and certain coolsavings.com, inc. Stockholders, dated July 30, 2001 (incorporated by reference to
            Exhibit 9.1 to the August 2001 8-K)

10.21 Amended and Restated Commercial Demand Grid Note, dated September 28, 2001, between CoolSavings, Inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.9 to the September 2001 10-Q)

10.22*      2001 Stock Option Plan (incorporated by reference to
            Exhibit 10.3 to the August 2001 8-K)

10.23 Form of Stockholders Agreement between CoolSavings, Inc., Landmark Ventures VII, LLC and certain Stockholders of coolsavings.com, inc. (incorporated by reference to Exhibit 10.4 to the August 2001 8-K)

10.24 Severance Agreement dated July 29, 2001 between coolsavings.com, inc. and Steven M. Golden (incorporated by reference to Exhibit 10.12 to the June 2001 10-Q)

10.25* Employment Agreement dated July 29, 2001 between coolsavings.com, inc. and Matthew M. Moog (incorporated by reference to Exhibit 10.13 to the June 2001 10-Q)

10.26       Senior Secured Note dated July 30, 2001 between
            coolsavings.com, inc. and Landmark Communications, Inc. (incorporated by reference to Exhibit 10.36 to CoolSavings' Annual Report on Form 10-K for the year ended December 31,
            2001)

Exhibit
No.         Description
-------     -----------

10.27 Letter Agreement by and among Landmark Communications, Inc., Landmark Ventures VII, LLC and CoolSavings, Inc. dated November 12, 2001 (incorporated by reference to Exhibit 10.27 to the CoolSavings' Annual Report on Form 10-K for the period ended December 31, 2002)

10.28* CoolSavings, Inc. Long Term Incentive Plan effective as of January 1, 2003 (incorporated by reference to Exhibit 10.28 to CoolSavings' Annual Report on Form 10-K for the year ended December 31, 2003)

10.29* First Amendment to Employment Agreement, effective as of July 29, 2004, between CoolSavings, Inc. and Matthew M. Moog

10.30* Letter Agreement Regarding Loan Repayment Forbearance by and between Landmark Communications, Inc. and CoolSavings, Inc. dated March 29, 2005

23.1        Consent of Independent Registered Public Accounting Firm

31.1        Certification of Chief Executive Officer Pursuant to
            Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002.)

31.2        Certification of Chief Financial Officer Pursuant to
            Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002.)

32.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

-------------

   * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.