Form 10-Q
period 2005-03-31
COOLSAVINGS INC
filed 2005-05-12
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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

Number of shares of common stock, $0.001 par value per share, outstanding as of April 30, 2005: 39,687,472. (This number represents the number of shares that are required to be reported here. The accompanying report describes additional shares of common stock that are issuable upon conversion of outstanding shares of preferred stock and the exercise of outstanding warrants and outstanding stock options.)

                                   INDEX



PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets
              March 31, 2005 (Unaudited) and
              December 31, 2004 . . . . . . . . . . . . . . . .      3

            Statements of Operations (Unaudited)
              Three Months Ended March 31, 2005 and 2004. . . .      6

            Statement of Changes in Convertible Redeemable
              Preferred Stock and Stockholders' Deficit
              (Unaudited) Three Months Ended
              March 31, 2005. . . . . . . . . . . . . . . . . .      7

            Statements of Cash Flows (Unaudited)
              Three Months Ended March 31, 2005 and 2004. . . .      8

            Notes to Financial Statements (Unaudited) . . . . .      9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . .     21


Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . .     42

Item 4.     Controls and Procedures . . . . . . . . . . . . . .     42


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . .     43

Item 3.     Defaults Upon Senior Securities . . . . . . . . . .     43

Item 6.     Exhibits. . . . . . . . . . . . . . . . . . . . . .     43


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . .     44

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

                             COOLSAVINGS, INC.
                              BALANCE SHEETS
              (in thousands, except share and per share data)
                                (Unaudited)


                                               March 31, December 31,
                                                 2005       2004
                                              ---------- ------------
                                  ASSETS
                                  ------
Current assets:
  Cash and cash equivalents . . . . . . . . . $    6,856   $    7,162
  Accounts receivable, net of allowance of
    $625 and $424 at March 31, 2005 and
    December 31, 2004, respectively . . . . .      9,730        6,681
  Prepaid and other assets, including
    amounts due from related parties of $0
    and $4, at March 31, 2005 and
    December 31, 2004, respectively . . . . .        338          258
                                              ----------   ----------
        Total current assets. . . . . . . . .     16,924       14,101
                                              ----------   ----------

Property and equipment. . . . . . . . . . . .      9,266        9,434
Capitalized software costs. . . . . . . . . .      1,490        1,490
Capitalized web site costs. . . . . . . . . .      4,014        3,957
                                              ----------   ----------

        Total . . . . . . . . . . . . . . . .     14,770       14,881

Less accumulated depreciation and
  amortization. . . . . . . . . . . . . . . .    (12,306)     (12,247)
                                              ----------   ----------
                                                   2,464        2,634
Intangible assets, patents and licenses,
  net of accumulated amortization of $513
  and $512 at March 31, 2005 and December 31,
  2004, respectively. . . . . . . . . . . . .         17           18

Goodwill - TMS. . . . . . . . . . . . . . . .        569          569
                                              ----------   ----------

Total assets. . . . . . . . . . . . . . . . . $   19,974   $   17,322
                                              ==========   ==========



















 The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS, INC.
                        BALANCE SHEETS - Continued
              (in thousands, except share and per share data)
                                (Unaudited)

                                               March 31, December 31,
                                                 2005       2004
                                              ---------- ------------
                                LIABILITIES
                                -----------
Current liabilities:
  Accounts payable, including amounts due
    to related parties of $0 and $20 at
    March 31, 2005 and December 31, 2004,
    respectively. . . . . . . . . . . . . . . $      479   $      655
  Accrued marketing network partner fees,
    including amounts due to related parties
    of $73 and $100 at March 31, 2005 and
    December 31, 2004, respectively . . . . .      2,288        1,288
  Accrued marketing expense, including
    amount due to related parties of $48
    and $7 at March 31, 2005 and December 31,
    2004, respectively. . . . . . . . . . . .      2,654        1,609
  Accrued compensation. . . . . . . . . . . .      1,218        1,849
  Accrued interest due to related party . . .         88           89
  Accrued expenses, including amounts due
    to related parties of $913 and $843 at
    March 31, 2005 and December 31, 2004,
    respectively. . . . . . . . . . . . . . .      1,524        1,530
  Lease exit cost liability . . . . . . . . .        187          210
  Deferred revenue. . . . . . . . . . . . . .        313          312
  Senior secured note payable due to
    related party . . . . . . . . . . . . . .      6,701        6,567
                                              ----------   ----------
        Total current liabilities . . . . . .     15,452       14,109
                                              ----------   ----------
Long-term liabilities:
  Deferred revenue. . . . . . . . . . . . . .        248          260
  Lease exit cost liability . . . . . . . . .        942          980
Deferred income tax liability . . . . . . . .         17           13
Other long-term liabilities . . . . . . . . .      --               4
                                              ----------   ----------
        Total long-term liabilities . . . . .      1,207        1,257
                                              ----------   ----------
Commitments and contingencies (Note 9)

Convertible redeemable cumulative Series B
  Preferred Stock, $0.001 par value,
  258,000,000 shares authorized at March 31,
  2005 and December 31, 2004, and
  176,244,126 and 172,788,359 issued and
  outstanding at March 31, 2005 and
  December 31, 2004, respectively (liquida-
  tion preference of $0.1554 per share at
  March 31, 2005 and December 31, 2004) . . .     27,387       26,850
Convertible redeemable Series C Preferred
  Stock, $0.001 par value, 13,000,000
  shares authorized, 12,752,024 and
  13,000,000 shares issued and outstanding
  at March 31, 2005 and December 31, 2004,
  respectively (liquidation preference
  of $0.1665 per share at March 31, 2005
  and December 31, 2004). . . . . . . . . . .      1,913        1,950


 The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS, INC.
                        BALANCE SHEETS - Continued
              (in thousands, except share and per share data)
                                (Unaudited)


                                               March 31, December 31,
                                                 2005       2004
                                              ---------- ------------

                           STOCKHOLDERS' DEFICIT
                           ---------------------

Common stock, $0.001 par value per share,
  379,000,000 shares authorized at
  March 31, 2005 and December 31, 2004,
  and 39,687,472 and 39,409,298 shares
  issued and outstanding at March 31,
  2005 and December 31, 2004. . . . . . . . .         40           39

Additional paid-in capital. . . . . . . . . .     69,470       69,655

Accumulated deficit . . . . . . . . . . . . .    (95,495)     (96,538)
                                              ----------   ----------

        Total stockholders' deficit . . . . .    (25,985)     (26,844)
                                              ----------   ----------

        Total liabilities, convertible
          redeemable preferred stock
          and stockholders' deficit . . . . . $   19,974   $   17,322
                                              ==========   ==========




































 The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS, INC.
                         STATEMENTS OF OPERATIONS
              (in thousands, except share and per share data)

            FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                (UNAUDITED)


                                                  2005        2004
                                               ----------- ----------
Revenue:
  e-marketing services. . . . . . . . . . . .  $    15,256 $    7,937
  License royalties . . . . . . . . . . . . .           22         44
                                               ----------- ----------
Net revenues. . . . . . . . . . . . . . . . .       15,278      7,981

Operating costs and expenses:
  Cost of revenues. . . . . . . . . . . . . .        5,055        662
  Sales and marketing . . . . . . . . . . . .        5,798      5,393
  Product development . . . . . . . . . . . .          935        973
  General and administrative. . . . . . . . .        2,298      1,779
  Lease exit costs. . . . . . . . . . . . . .           23         54
                                               ----------- ----------
Total operating expenses. . . . . . . . . . .       14,109      8,861
                                               ----------- ----------

Income (loss) from operations . . . . . . . .        1,169       (880)

Other income (expense):
  Interest and other income . . . . . . . . .           23          8
  Interest expense. . . . . . . . . . . . . .         (133)      (124)
                                               ----------- ----------
Total other (expense) . . . . . . . . . . . .         (110)      (116)
                                               ----------- ----------

Income (loss) before income taxes . . . . . .        1,059       (996)
Income taxes. . . . . . . . . . . . . . . . .          (16)        (2)
                                               ----------- ----------
Net income (loss) . . . . . . . . . . . . . .        1,043       (998)

Cumulative dividend on Series B
  Preferred Stock . . . . . . . . . . . . . .         (547)      (506)
                                               ----------- ----------

Income (loss) applicable to
  common stockholders . . . . . . . . . . . .  $       496     (1,504)
                                               =========== ==========

Basic net income (loss) per share . . . . . .  $      0.01 $    (0.04)
                                               =========== ==========

Weighted average shares used in the
  calculation of basic net income (loss)
  per share . . . . . . . . . . . . . . . . .   39,479,795 39,218,799
                                               =========== ==========

Diluted net income (loss) per share . . . . .  $      0.00 $    (0.04)
                                               =========== ==========

Weighted average shares used in the
  calculation of diluted net income (loss)
  per share . . . . . . . . . . . . . . . . .  244,422,405 39,218,799
                                               =========== ==========


 The accompanying notes are an integral part of the financial statements.

                                                COOLSAVINGS, INC.
                         STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                            AND STOCKHOLDERS' DEFICIT

                                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                   (UNAUDITED)
                                 (in thousands, except share and per share data)


                                                                          Stockholders' Deficit
                                                          ----------------------------------------------------
                Series B Redeemable  Series C Redeemable                                              Total
                  Preferred Stock      Preferred Stock        Common Stock      Additional  Accumu-   Stock-
              --------------------- --------------------  --------------------    Paid-in   lated     holders'
                  Shares    Amount     Shares     Amount     Shares    Amount     Capital   Deficit   Deficit
               -----------  -------  ----------  -------   ----------  -------  ----------  -------   --------

Balances,
 December 31,
 2004 . . . .  172,788,359  $26,850  13,000,000   $1,950   39,409,298     $39      $69,655 $(96,538)  $(26,844)
.. . . . . . .
Cumulative
 dividend
 declared on
 Series B
 Preferred
 Stock. . . .    3,455,767      537                                                   (547)               (547)
Stock option
 expense. . .                                                                          319                 319
Conversion
 of Series C
 Preferred
 Stock. . . .                          (247,976)     (37)    247,976        1           36                  37
Stock options
 exercised. .                                                 30,198       --            7                   7
Net income
 - 2005 . . .                                                                                 1,043      1,043
               -----------  -------  ----------   ------  ----------      ---      ------- --------   --------
Balances,
 March 31,
 2005 . . . .  176,244,126  $27,387  12,752,024   $1,913  39,687,472      $40      $69,470 $(95,495)  $(25,985)
               ===========  =======  ==========   ======  ==========      ===      ======= ========   ========



                    The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS, INC.
                         STATEMENTS OF CASH FLOWS
                              (in thousands)

            FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                (UNAUDITED)

                                                 2005          2004
                                              ----------    ----------
Cash flows provided by (used in)
 operating activities:
  Net income (loss) . . . . . . . . . . . .   $    1,043    $     (998)
  Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
   operating activities:
    Depreciation and amortization . . . . .          349           297
    Provision for doubtful accounts,
      net of write-offs . . . . . . . . . .          296           125
    Stock option (credit) expense . . . . .          319           (74)
    Interest payment in kind. . . . . . . .          133           124
    Write-off related to website
      project costs . . . . . . . . . . . .           19             2
    Increase in deferred tax provision. . .            4             2
    (Decrease) in other long-term
      liabilities . . . . . . . . . . . . .           (4)        --
  Changes in assets and liabilities:
    (Increase) in accounts receivable . . .       (3,347)         (345)
    (Increase) decrease in prepaid and
      other current assets. . . . . . . . .          (80)           44
    (Decrease) increase in accounts payable         (176)          159
    (Decrease) increase in deferred revenue          (11)           84
    Increase in accrued and
      other liabilities . . . . . . . . . .        1,397           669
    (Decrease) in lease exit cost
      liability . . . . . . . . . . . . . .          (61)           (7)
                                              ----------    ----------
Net cash flows (used in) provided by
  operating activities. . . . . . . . . . .         (119)           82
                                              ----------    ----------
Cash flows used in investing activities:
  Purchases of property and equipment . . .          (49)         (133)
  Acquisition of the business assets
    of TMS. . . . . . . . . . . . . . . . .        --             (390)
  Capitalized web site development costs. .         (149)         (196)
  Proceeds from sale of property and
    equipment . . . . . . . . . . . . . . .            4         --
                                              ----------    ----------
Net cash used in investing activities . . .         (194)         (719)
                                              ----------    ----------
Cash flows provided by financing activities:
  Stock options exercised . . . . . . . . .            7            10
                                              ----------    ----------
Net cash provided by provided by
  financing activities. . . . . . . . . . .            7            10
                                              ----------    ----------
Net (decrease) in cash. . . . . . . . . . .         (306)         (627)
Cash and cash equivalents,
  beginning of period . . . . . . . . . . .        7,162         7,347
                                              ----------    ----------
Cash and cash equivalents,
  end of period . . . . . . . . . . . . . .   $    6,856    $    6,720
                                              ==========    ==========



 The accompanying notes are an integral part of the financial statements.

                             COOLSAVINGS, INC.
                       NOTES TO FINANCIAL STATEMENTS
              (in thousands, except share and per share data)
                                (UNAUDITED)


1.    BASIS OF PRESENTATION:

      CoolSavings, Inc. ("CoolSavings" or the "Company") provides interactive marketing services to advertisers, their agencies and publishers. The Company, through its extensive distribution network, the CoolSavings Marketing Network, helps clients in the retail, consumer packaged goods ("CPG"), financial, education, media and publishing, and other marketing services industries to generate qualified leads, send targeted e-mail, distribute printable and electronic/paperless coupons and build customer loyalty. In addition, CoolSavings uniquely combines transactional data with self-reported demographics and online behavioral data in a proprietary system that enables advertisers to target their best customers and improve their results across the Company's network.

      As further described below, Landmark Communications, Inc. and Landmark Ventures VII, LLC (together, "Landmark") have the right to at any time demand payment in full of obligations due to Landmark under a senior secured loan agreement and require the Company to redeem the Convertible Redeemable Cumulative Series B Preferred Stock (the "Series B Preferred Stock") held by Landmark. See Note 5 for a discussion of Landmark's agreement, dated March 29, 2005, that until April 1, 2006, it will not demand repayment of amounts due under the senior secured loan agreement, including accrued interest, or require the Company to redeem any or all of its shares of Series B Preferred Stock as a result of existing defaults (the "Forbearance Accommodation Agreement"). If Landmark exercises its demand and/or redemption rights, the Company's ability to meet its obligations to Landmark in the ordinary course of business is dependent upon management's ability to maintain profitable operations and to either obtain a continuation of the Forbearance Accommodation Agreement, or obtain financing from sources with acceptable terms and conditions after April 1, 2006.

      These financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the financial statements included in the Company's most recently filed Annual Report on Form 10-K. These financial statements should be read in conjunction with the financial statements and related notes in the Form 10-K of the Company for the year ended December 31, 2004.

      In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial position as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004 and its cash flows for the three months ended March 31, 2005 and 2004. These quarterly results of operations are not necessarily indicative of those expected for the full year. Certain prior period amounts related primarily to the amortization of certain capitalized web site costs have been reclassified to conform to the current period's presentation. The impact of these reclassifications resulted in an increase to cost of revenues of $39 in the three month period ended March 31, 2004 and a decrease to product development expense of $39 for the same period.


2.    ACQUISITION OF ASSETS OF TARGETED MARKETING SERVICES

      On February 6, 2004, the Company acquired certain assets related to the Targeted Marketing Services ("TMS") business line of Alliance Data Systems, Inc. ("ADS"). TMS was acquired to provide the Company with new and expanded strategic capabilities in the areas of frequent shopper data access and electronic/paperless coupon solutions to grocery retailers for CPG manufacturers.

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

      The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the Company's financial statements. The Company allocated the purchase price of $609 to the assets acquired, based on a fair value assessment performed by the Company, as follows:

      Customer relationship . . . . . . . . . . . . . .     $ 20
      Proprietary technology. . . . . . . . . . . . . .       10
      Computer hardware . . . . . . . . . . . . . . . .       10
      Goodwill. . . . . . . . . . . . . . . . . . . . .      569
                                                            ----
            Total assets acquired . . . . . . . . . . .     $609
                                                            ====

      The customer relationship, proprietary technology, and computer hardware have been assigned useful lives of ten years, six months, and two years, respectively. All identifiable assets are amortized on a straight-line basis. Goodwill will be tested at least annually or more frequently if circumstances indicate that an impairment may have occurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets."

      The Company also paid $93 pursuant to a certain Transition Services Agreement dated February 6, 2004 between the Company and ADS, which amount represented the fair value of certain data hosting and facility services to be provided by ADS to support uninterrupted service during the transition of the TMS business from ADS to the Company. The term of the Transition Services Agreement was for up to six months. Transition expenses of $47 were expensed in cost of sales in the statement of operations of the Company for the three-month period ended March 31, 2004. The transition was completed by May 31, 2004.

      In addition, in connection with the TMS acquisition, the Company released ADS from the future royalty payments due to the Company under a pre-existing cross license agreement. The cross license agreement remains in place between ADS and the Company. As of February 6, 2004, the Company had recorded a deferred revenue liability of $351 related to these royalty obligations. This deferred revenue liability is being amortized over the remaining life of the cross license agreement, which expires in 2011. As of March 31, 2005, the deferred revenue liability relating to this agreement was $295.

      The following unaudited pro forma combined financial information combines the historical financial information of CoolSavings and TMS for the quarter ended March 31, 2004 as if the acquisition had occurred on January 1, 2004. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined business had the entities actually been combined at the beginning of the period presented and had the impact of possible revenue enhancements and expense efficiencies, among other potential positive and negative factors, been considered, nor does it purport to indicate the results which may be obtained in the future.

                                                              For the
                                                            Three Months
                                                              Ended
                                                             March 31,
                                                              2004
                                                            (Unaudited)
                                                            ------------

Pro forma net revenues. . . . . . . . . . . . . . . . . .    $    7,965

Pro forma net loss. . . . . . . . . . . . . . . . . . . .        (1,504)

Cumulative dividend on Series B Preferred Stock . . . . .          (506)

Pro forma loss applicable to common stockholders. . . . .    $   (2,010)

Pro forma diluted net loss per share. . . . . . . . . . .    $    (0.05)

Weighted average shares used in the calculation of
  pro forma diluted net loss per share. . . . . . . . . .    38,218,799


3.    STOCK-BASED COMPENSATION:

      Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation at fair value. As permitted by SFAS 123, "Accounting for Stock Based Compensation," the Company continues to apply the accounting provisions of APB Opinion Number 25, "Accounting for Stock Issued to Employees" with regard to the measurement of compensation cost for options granted. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market value of a share of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock.

      In December 2004, FASB issued Statement No. 123R, "Share-Based Payment" (FAS 123R), which addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity that may be settled by the issuance of such equity instruments. FAS 123R requires companies to expense the fair value of employee stock options and similar awards. In April, 2005 the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for FAS 123R. The new rule allows companies to implement FAS 123R at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company is the first quarter of 2006. FAS 123R applies to all outstanding and unvested share-based payment awards at the Company's adoption date.

      Once FAS 123R is adopted in 2006, the Company will begin to expense the value of employee stock options in its results of operations. The Company expects that employee stock options will be measured at fair value using the Black-Scholes option pricing model. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) on FAS 123R to assist reporting companies by simplifying some of the implementation challenges of FAS 123R. In SAB 107, the SEC staff acknowledges that there exists a range of potential conduct, conclusions, or methodologies that reasonably could be applied in estimating fair values of share-based arrangements; thus, if a registrant makes a good-faith estimate in accordance with the provisions of FAS 123R, future events that affect an instrument's fair value will not cast doubt on the reasonableness of the original estimate. For the year ended December 31, 2006, the Company expects to expense approximately $30 in additional stock option expense upon application of the modified prospective method of this new accounting standard.

      The Company recognized $319 in stock option compensation expense in the three months ended March 31, 2005, in conjunction with grants made under its employee stock option plans. Stock option compensation credits of $74 were recognized in the three months ended March 31, 2004. The compensation credits and charges were recorded in general and administrative expense and related to stock options previously issued to Steven Golden, a former Chief Executive Officer of the Company. Effective July 30, 2001, the Company entered into a severance agreement with Mr. Golden which changed the terms of his options, requiring that they be accounted for as variable options under Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees." The compensation expense charges and credits recognized for the three months ended March 31, 2005 and 2004 are based upon the difference between the closing price of the Company's stock at the beginning and end of each period. This charge will continue to be adjusted in future periods for increases and decreases in the Company's stock price above the exercise price of $0.50 until the options are exercised, expire or are forfeited.

      The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:
                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                             --------------------------
                                                 2005           2004
                                              -----------    ----------
Net income (loss) applicable to common
  stockholders, as  reported. . . . . . . .   $       496    $   (1,504)

Add (Deduct):  Stock option compensation
  expense (credit). . . . . . . . . . . . .           319           (74)

Deduct: Stock based employee compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects . . . . . . . . . . .           (40)          (53)
                                              -----------    ----------
Pro forma net income (loss) applicable
  to common stockholders. . . . . . . . . .   $       775    $   (1,631)
                                              ===========    ==========

Weighted average shares outstanding
  (basic) . . . . . . . . . . . . . . . . .    39,479,795    39,218,799
Weighted average shares outstanding
  (diluted) . . . . . . . . . . . . . . . .   244,422,405    39,218,799

Earnings per share:
  Basic - as reported . . . . . . . . . . .   $      0.01    $    (0.04)
  Diluted - as reported . . . . . . . . . .   $      0.00    $    (0.04)

  Basic - pro forma . . . . . . . . . . . .   $      0.02    $    (0.04)
  Diluted - pro forma . . . . . . . . . . .   $      0.00    $    (0.04)

      These costs may not be representative of the total effects on pro forma reported income for future periods. Factors that may also impact disclosures in future periods include the attribution of the awards to the service period, the vesting period of stock options, the timing of additional grants of stock option awards and the number of shares underlying future awards.

      There were no stock options granted during the three months ended March 31, 2005 or 2004.


4.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, "Share-Based Payment" (FAS 123R), which addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity that may be settled by the issuance of such equity instruments. FAS 123R required companies to expense the fair value of employee stock options and similar awards. In April, 2005 the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for FAS 123R. The new rule allows companies to implement FAS 123R at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company is the first quarter of 2006. FAS 123R applies to all outstanding and unvested share-based payment awards at the Company's adoption date.

      Once FAS 123R is adopted in 2006, the Company will begin to expense the value of employee stock options in its results of operations. The Company expects that employee stock options will be measured at fair value using the Black-Scholes option pricing model. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) on FAS 123R to assist preparers by simplifying some of the implementation challenges of FAS 123R.

In SAB 107, the SEC staff acknowledges that there exists a range of potential conduct, conclusions, or methodologies that reasonably could be applied in estimating fair values of share-based arrangements; thus, if a registrant makes a good-faith estimate in accordance with the provisions of FAS 123R, future events that affect an instrument's fair value will not cast doubt on the reasonableness of the original estimate. For the twelve-month period ended December 31, 2006, the Company expects to expense approximately $30 in additional stock option expense upon application of the modified prospective method of this new accounting standard.

      In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets" (FAS 153). This pronouncement amends APB No. 29, "Accounting for Nonmonetary Transactions" (APB 29). FAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., transactions that are not expected to result in significant changes in the cash flows of the reporting entity). We do not expect the provisions of FAS 153 to have a material impact on our financial position or results of operations.

      In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 is an interpretation of certain terms and concepts in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation as used in FAS 143, and therefore should be recognized if the fair value of the contractual obligation is reasonably estimable. Clarification of when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation is also contained in FIN 47, as well as identification of certain disclosures required about unrecognized asset retirement obligations. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect adoption of FIN 47 to have a material effect on its results of operations or financial position.

5.    SENIOR SECURED LOAN:

      In 2001, Landmark loaned the Company $5,000 pursuant to a senior secured note, which loan is due on June 30, 2006 (the "Senior Secured Loan"). The Senior Secured Loan is governed by the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Senior Secured Loan is secured by a lien on all of the Company's assets and bears interest at 8.0% per annum. The interest is paid quarterly in arrears in the form of additional notes and additional shares of common stock that may be purchased under a warrant (described below). The Company has the right to prepay the Senior Secured Loan on or after the third anniversary thereof if certain conditions are met. The Amended and Restated Loan Agreement also contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark. At March 31, 2005, the Company was not in compliance with certain financial covenants of the Senior Secured Loan, including:

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

      These failures constitute events of default that cannot be cured under the Amended and Restated Loan Agreement. Consequently, the Senior Secured Loan, including all accrued interest thereon, is immediately due and payable at the option of Landmark, subject to the Forbearance Accommodation Agreement. Accordingly, the Company has classified as currently payable as of March 31, 2005 amounts owed pursuant to the Senior Secured Loan which, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totaled $6,789.

      Pursuant to the Forbearance Accommodation Agreement, Landmark agreed that, until April 1, 2006, it will not demand repayment of amounts due under the Amended and Restated Loan Agreement, including accrued interest, or require the Company to redeem any or all of its shares of Series B Preferred Stock as a result of existing defaults.

      In connection with the Senior Secured Loan, on November 12, 2001, the Company issued to Landmark a warrant to purchase 10,000,000 shares of the Company's common stock (the "Landmark Warrant"). The Landmark Warrant has a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part at any time. The Landmark Warrant contains a net exercise feature and is exercisable at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The number of shares of the Company's common stock that Landmark is entitled to purchase under the Landmark Warrant increases by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan and paid-in-kind by the Company on a quarterly basis (January 31, April 30, July 31 and October 31). As of March 31, 2005, the Landmark Warrant was exercisable for 13,122,772 shares of the Company's common stock at an exercise price of $0.50 per share. See Note 11 for a discussion of Landmark's expected election to exercise the Landmark Warrant, in part, on May 16, 2005 to purchase 13,255,091 shares of the Company's common stock at an exercise price of $0.50 per share. The exercise of this Warrant is expected to result in proceeds to the Company of approximately $6,628.

6.    REDEEMABLE PREFERRED STOCK:

      a.    Series B Preferred Stock:

      On November 12, 2001, pursuant to a securities purchase agreement between Landmark and the Company, dated July 30, 2001, as amended (the "Securities Purchase Agreement"), the Company issued to Landmark 65,057,936 shares of $0.001 par value Series B preferred stock (the "Series B Preferred Stock") in exchange for cancellation of $10,108 of outstanding indebtedness from the Company to Landmark under the Grid Note (defined below). The Series B Preferred Stock has certain conversion rights (see "c. Conversion of Series B and C Preferred Stock") and bears an 8% annual dividend, payable quarterly in additional shares of Series B Preferred Stock. The holders of the Series B Preferred Stock (currently Landmark) also have the right to elect not less than a majority of the Company's board of directors.

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

      On October 24, 2002, in connection with a Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets compared to current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 for such shares ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of March 31, 2005, Landmark held 176,244,126 shares (including dividends paid "in-kind") of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), and 10,889,636 shares of common stock, in addition to the warrant to purchase 13,122,772 shares of the Company's common stock described above. At March 31, 2005, dividends in the amount of 3,524,882 shares of Series B Preferred Stock had accrued but had not been declared. For the three months ended March 31, 2005, dividends in the amount of 3,455,767 shares of Series B Preferred Stock were declared to the holders of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption rights and requirements outside the control of the Company. For example, if the Company wants to redeem the Series B Preferred Stock, the Company's common stock must trade at or above a price of $3.00 per share for a period of 20 consecutive trading days or 60 out of 80 trading days; or, given the existing defaults under the Senior Secured Loan, Landmark may require the Company to redeem its Series B Preferred Stock at any time, subject to the Forbearance Accommodation Agreement. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may, at its option and subject to the Forbearance Accommodation Agreement, require the Company to redeem, at any time, all of the issued and outstanding Series B Preferred Stock, which had an aggregate redemption value of $27,387 as of March 31, 2005.

      Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on outstanding Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrant on May 16, 2005, as discussed in Note 11. The number of shares of the Company's stock that Landmark is entitled to purchase under the Landmark Warrant will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

      As of March 31, 2005, the Company had reserved approximately 193 million shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends thereon, and the exercise of the outstanding Landmark Warrant.

      b.    Series C Preferred Stock:

      As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (including Richard Rogel and Hugh Lamle, who are directors of the Company) an aggregate of 13,000,000 shares of $0.001 par value, redeemable Series C preferred stock (the "Series C Preferred Stock"). The Series C Preferred Stock has certain conversion rights (see "c. Conversion of Series B and C Preferred Stock"). The Series C Preferred Stock was issued in exchange for certain notes held by those individuals, the related accrued interest, and warrants to purchase 1,050,000 shares of common stock previously issued to those individuals. On March 11, 2005, one of the Company's directors and holders of the Series C Preferred Stock converted 247,976 shares of Series C Preferred Stock into the same number of the Company's common stock, reducing the total number of shares of Series C Preferred Stock outstanding to 12,752,024 as of March 31, 2005.

      c.    Conversion of Series B and C Preferred Stock

      As of March 31, 2005, the Company had outstanding 39,687,472 shares of common stock, 176,244,126 shares of Series B Preferred Stock, and 12,752,024 shares of Series C Preferred Stock. The shares of both series of preferred stock of the Company are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to anti-dilution provisions set forth in the Company's Certificate of Incorporation. If all the outstanding shares of preferred stock of the Company had been converted into shares of common stock, a total of 228,683,622 shares of common stock would have been outstanding as of March 31, 2005.

7.    COSTS ASSOCIATED WITH LEASE EXIT ACTIVITIES:

      In accordance with FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company continually assesses its future office space requirements and sublease market conditions to estimate its future net costs associated with unoccupied leased office space. For the three months ended March 31, 2005 and 2004, the Company recorded operating expenses of $23 and $54, respectively. These expenses represent accretion expense associated with this liability as well as the net impact of revisions made to its estimate of future net costs based on its current assessment of its space requirements and sublease market conditions.

      For the three months ended March 31, 2005 and 2004, lease exit costs consisted of the following:
                                                  Three Months Ended
                                                       March 31,
                                                      (unaudited)
                                                --------------------
                                                  2005        2004
                                                --------    --------
Lease obligation, net of estimated
  sub-lease income. . . . . . . . . . . . . .   $  --       $     29
Accretion expense . . . . . . . . . . . . . .         23          25
                                                --------    --------
Lease exit costs. . . . . . . . . . . . . . .   $     23    $     54
                                                ========    ========

      At March 31, 2005, the liability associated with the lease exit costs consisted of the following:

                      Balance at    Subsequent               Balance at
                      December 31,  Accruals,                 March 31,
                         2004          Net       Payments       2005
                      -----------   ----------   --------    ----------
Lease obligation,
 net of estimated
 sub-lease income . . .  $  1,103     $     26   $    (70)    $  1,059
Broker commissions
 and other trans-
 action costs . . . . .        87           (3)       (14)          70
                         --------     --------   --------     --------
Total lease exit
 liability. . . . . . .     1,190           23        (84)       1,129

Less:  current
 portion of lease
 exit liability . . . .      (210)                                (187)
                         --------                             --------
Long-term lease
 exit liability . . . .  $    980                             $    942
                         ========                             ========

      Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.

8.    EARNINGS PER SHARE:

      FASB Statement No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share on both a basic and diluted basis for the three months ended March 31, 2005 and March 31, 2004. As of March 31, 2005, there were outstanding options to purchase 7,033,625 shares of the Company's common stock, an outstanding investor warrant to purchase 13,122,772 shares of common stock and outstanding preferred stock convertible into 188,996,150 shares of common stock.

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                                   (Unaudited)
                                             -----------------------
                                                 2005        2004
                                             -----------  ----------
Numerator:
  Net income (loss) . . . . . . . . . . . . .$     1,043  $     (998)
  Cumulative dividend on Series B
    Preferred Stock . . . . . . . . . . . . .       (547)       (506)
                                             -----------  ----------
  Income (loss) applicable to
    common stockholders . . . . . . . . . . .$       496  $   (1,504)
                                             ===========  ==========

Basic income (loss) per share . . . . . . . .$      0.01  $    (0.04)
                                             ===========  ==========
Denominator:
  Weighted average shares used in
    the calculation of basic income
    (loss) per share. . . . . . . . . . . . . 39,479,795  39,218,799
                                             ===========  ==========

Diluted income (loss) per share . . . . . . .$      0.00  $    (0.04)
                                             ===========  ==========
Denominator:
  Weighted average shares used in
    the calculation of diluted income
    (loss) per share. . . . . . . . . . . . .244,422,405  39,218,799
                                             ===========  ==========


9.    COMMITMENTS AND CONTINGENCIES:

      a.    LETTERS OF CREDIT

      On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank ("Wachovia") to collateralize lease deposits required with respect to the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The reimbursement obligations are secured by a lien on all of the Company's assets pursuant to the Amended and Restated Loan Agreement. The aggregate amount of letters of credit required to collateralize lease deposits on the Company's office facilities declined to $747 as of March 31, 2005, due to the scheduled reductions contained in the lease agreements for the Company's Chicago, Illinois and San Francisco, California facilities. The Landmark Letter of Credit for the Company's Chicago facility was renewed in 2005 for a one-year period ending April 2006. Landmark may, in its sole discretion, cancel any or all of the Landmark Letters of Credit upon 90 days' written notice to the Company. If the Landmark Letters of Credit expire or are so cancelled, the Company would need to enter into an alternate credit arrangement.

      b.    LONG TERM INCENTIVE PLAN

      Effective January 1, 2003, the Company established the CoolSavings, Inc. Long Term Incentive Plan (the "LTIP"). Employee participation in the LTIP is at the sole discretion of the Company's Board of Directors. LTIP participants are eligible to receive units which may increase in value if the Company achieves certain long term profitability objectives. After vesting, units which have increased in value above the grant price since the date of grant can be redeemed with the Company for cash payments equal to their increase in value. The Company will record an expense during periods in which the value of the outstanding units increases above the grant price. During the three months ended March 31, 2005 and March 31, 2004, the value of the outstanding units was below the grant price. Therefore, no expense was recorded during those periods.


10.   SEGMENT DISCLOSURES:

      In accordance with FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), segment information is reported consistent with the Company's method of internal reporting. FAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's ongoing evaluation of its business and its desire to measure the progress of its new initiatives will likely result in future changes in the nature and number of its reportable operating segments.

      For 2004, the Company reported results in two operating segments: the CoolSavings service and Grocery Solutions. Grocery Solutions was a business line acquired from ADS in early 2004. Beginning in 2005, due to changes in its internal reporting, the Company determined that it operates in three segments, representing the distribution channels for its services: the CoolSavings Web Site Business, the Lead Generation Network, and FreeStyle Rewards. The CoolSavings Web Site Business segment includes all revenues generated from consumer activity occurring on coolsavings.com, the Company's web site, including revenue from lead generation, e-mail, and coupon services, as well as coupon services generated on the sites of the Company's partners in its distribution network. The CoolSavings Web Site Business segment also includes revenues for electronic coupons generated from activity occurring on the web sites of the Company's grocery retailer partners. The Lead Generation Network segment includes revenue generated from consumer activity occurring on the Company's Lead Generation Network, a distribution network of its partners' web properties for its advertisers' lead generation offers, which became fully operational in the second quarter of 2004. The FreeStyle Rewards segment includes online shopping and lead generation revenue generated from activity occurring on the Company's freestylerewards.com web site. The FreeStyle Rewards business line was launched in the fourth quarter of 2004.

      The expenses presented below for each of these business segments include costs directly associated with attracting consumers for each segment such as online advertising costs, lead generation partner fees, consumer rewards costs, and certain dedicated costs related to sales, business development, and product development activities. No other expenses of the Company or any assets and liabilities of the Company are allocated to segments for internal reporting purposes. There is no inter-segment revenue.

      The table below contains segment financial data used by the chief operating decision maker of the company for the three months ended
March 31, 2005. Results for the three month period ended March 31, 2004 are presented to conform with the 2005 presentation:


                                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                            CoolSavings     Lead
                                             Web Site    Generation    FreeStyle
                                             Business      Network      Rewards       Total
                                            ----------   ----------    ----------   ----------
Net revenues. . . . . . . . . . . . . . . .   $  8,307     $  6,964      $      7     $ 15,278
Allocated Consumer Acquisition and
  Business Development Costs. . . . . . . .      3,444        4,614           126        8,184
                                              --------     --------      --------     --------
Segment Contribution Margin . . . . . . . .      4,863        2,350          (119)       7,094

Unallocated Depreciation and
  amortization. . . . . . . . . . . . . . .                                                349
Unallocated Other operating costs
  and expenses. . . . . . . . . . . . . . .                                              5,576
Unallocated Other expenses, net . . . . . .                                                110
                                                                                      --------
Income before income taxes. . . . . . . . .                                           $  1,059
                                                                                      ========

                                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                            CoolSavings     Lead
                                             Web Site    Generation    FreeStyle
                                             Business      Network      Rewards       Total
                                            ----------   ----------    ----------   ----------
Net revenues. . . . . . . . . . . . . . . .   $  7,976     $      6      $  --        $  7,982

Allocated Consumer Acquisition and
  Business Development Costs. . . . . . . .      3,155           70         --           3,225
                                              --------     --------      --------     --------
Segment Contribution Margin . . . . . . . .      4,821          (64)        --           4,757

Unallocated Depreciation and
  amortization. . . . . . . . . . . . . . .                                                297
Unallocated Other operating costs and
  expenses. . . . . . . . . . . . . . . . .                                              5,340
Unallocated Other expenses, net . . . . . .                                                116
                                                                                      --------
Loss before income taxes. . . . . . . . . .                                           $   (996)
                                                                                      ========

11.   SUBSEQUENT EVENT:

      Landmark has notified the Company that on May 16, 2005, Landmark intends to exercise the Landmark Warrant, in part, to purchase 13,255,091 shares of the Company's common stock at an exercise price of $0.50 per share. This exercise, if it occurs, will result in proceeds to the Company of approximately $6,628. The Company intends to use the proceeds, if any, to repay indebtedness to Landmark or for working capital of the business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (dollar amounts are shown in thousands)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

      You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "forecast," "anticipate," "intend," "believe," "plan", "will," "expect," and similar expressions, but such words are not the exclusive means of identifying these statements. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this Quarterly Report on Form 10-Q, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, these forward-looking statements. These risks, uncertainties, and other factors include, without limitation, our ability to secure financing to meet our long-term capital needs, our ability to secure long-term contracts with existing advertisers and attract new advertisers, our ability to add new consumers, our ability to successfully introduce new services and features, our ability to compete successfully against current and future competitors, our ability to protect our patents, trademarks and proprietary rights, our ability to continue to attract, assimilate and retain highly skilled personnel, general industry, economic and market conditions and growth rates, and the potential for higher actual media costs and other costs and expenses, when compared to our estimated costs and projections. For a discussion of these and other risks, uncertainties and factors which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements, see "Risk Factors" below.

      We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances, unless expressly required by applicable federal securities laws or for any other reason. You should not place undue reliance on any such forward-looking statements.

OVERVIEW AND RECENT DEVELOPMENTS

      CoolSavings provides interactive marketing services to advertisers, their agencies, and publishers. Through the CoolSavings Marketing Network, we reached 11.7 million new registering consumers in the first quarter of 2005 across our network of partner sites and our web properties: coolsavings.com, freestylerewards.com, and freegiftcardsnow.com. Registering consumers are defined as individuals presented with targeted offers from a CoolSavings advertiser while registering on a CoolSavings Marketing Network site. The CoolSavings Marketing Network provides convenient and personalized offers from a broad range of advertisers. During the first quarter of 2005, we provided marketing services to nearly

450 advertisers in the retail, consumer packaged goods (CPG), education, financial, and media and publishing industries. Our services help our advertisers generate qualified leads, send targeted e-mail, distribute printable and electronic/paperless coupons and build customer loyalty. In addition, we uniquely combine transactional data with self-reported demographic and online behavioral data in a proprietary system that enables advertisers to target their best customers and improve their advertising results across our network. For participating CoolSavings Marketing Network partners, we provide additional potential sources of revenue, as well as valuable content to increase visitation and activation at their web properties.

      In accordance with FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), we report segment information consistent with our method of internal reporting. FAS 131 defines operating segments as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our ongoing evaluation of our business and our desire to measure the progress of our new initiatives will likely result in future changes in the nature and number of our reportable operating segments.

      For 2004, we reported results in two operating segments: the CoolSavings service and Grocery Solutions. Grocery Solutions was a business line acquired from ADS in early 2004. Beginning in 2005, due to changes in our internal reporting, we determined that we currently have three reportable operating segments, representing the distribution channels for our services: the CoolSavings Web Site Business, the Lead Generation Network, and FreeStyle Rewards. Therefore, we are providing financial information for the three month periods ended March 31, 2005 and March 31, 2004 for these three reportable segments based on our internal allocation of revenues and expenses. The CoolSavings Web Site Business segment includes all revenues generated from consumer activity occurring on the coolsavings.com, our web site, including revenue for lead generation, e-mail, and coupon services, as well as coupon services generated on the sites of our partners in our distribution network. The CoolSavings Web Site Business segment also includes revenues for electronic coupons generated from activity occurring on the web sites of our grocery retailer partners. The Lead Generation Network segment includes revenue generated from consumer activity occurring on our Lead Generation Network, a distribution network of our partners' web properties for our advertisers' lead generation offers. The FreeStyle Rewards segment includes online shopping and lead generation revenue generated from activity occurring on our freestylerewards.com web site. For segment financial information, see
Note 10 to the Financial Statements included in this Form 10-Q.

      For the three months ended March 31, 2005, we recorded quarterly revenues of $15.3 million and net income of $1.0 million. We expect to generate sufficient cash flow from operations to meet our anticipated operating cash needs for the foreseeable future, excluding any potential acquisitions that may require significant cash outlays, or any accelerated payments under our obligations to Landmark that Landmark has the right to demand.

      In February 2005, we extended our FreeStyle Rewards program by adding additional online merchants and launching a stand-alone web site located at www.freestylerewards.com. This program was previously available to registered consumers only through the coolsavings.com web site.

      On January 1, 2005, we declared and paid a dividend in the amount of 3,455,767 shares of Series B Preferred Stock to the holders of our Series B Preferred Stock. As of March 31, 2005, dividends in the amount of 3,524,882 shares of Series B Preferred Stock had accrued "in-kind" on the outstanding shares of Series B Preferred Stock. We declared and paid those dividends on April 1, 2005. The Series B Preferred Stock issued is redeemable at Landmark's option at any time, subject to the Forbearance Accommodation Agreement, as described in Note 5 to the financial statements. The Series B Preferred Stock also is convertible into common stock at any time. As of March 31, 2005, Landmark held 176,244,126 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), convertible into an equal number of shares of common stock, and held a Landmark Warrant to purchase 13,122,772 shares of our common stock. See Note 11 to the financial statements for a discussion of Landmark's intent to exercise its warrant, in part, on May 16, 2005.

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

      .     estimation of sales credits

      .     estimation of the allowance for doubtful accounts

      .     capitalization of web site development costs

      . valuation of long-lived and intangible assets, including goodwill

      .     measurement of lease exit liability

      .     valuation of deferred tax assets

      .     valuation of stock-based compensation

      For a discussion of these critical accounting policies, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.


REVENUE

      ONLINE DIRECT MARKETING SERVICES REVENUE

      We generate substantially all of our revenues by providing online marketing services to our advertisers. We charge our advertisers on a variety of bases, the most common of which include:

      .     the number of consumer leads generated for our advertisers;

      .     the number of emails sent;

      . the number of times consumers click on an incentive linking the consumer to the advertiser's web site (known as a click-through response); and

      . the number of offers delivered, commonly sold on a cost per response basis (coupon prints, samples or trial offers requested).

      Our pricing depends upon a variety of factors, including the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or consumer attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. For contracts based on performance or delivery criteria, revenues are recognized in the month performance is delivered and/or confirmation of delivery is obtained from the customer. Most of our contracts with advertisers have stated terms of less than one year and permit either party to terminate the contract upon advance written notice ranging from 2 to 60 days. In the event of a cancellation, the customer is contractually obligated to pay for the services delivered up to the point of cancellation. We have no contracts with refund provisions for services already delivered. In the three-month period ended March 31, 2005, our largest advertiser accounted for approximately 6.4% of our revenues and our top five advertisers together accounted for approximately 21.0% of our revenues, as compared to 4.2% and 18.1%, respectively, in the same period of 2004.

      Our revenues for each period depend on a number of factors including the number of advertisers offering promotional offers to our consumers, the number of consumers using our services and the responsiveness of our consumers to each promotion. Our revenues are generally subject to seasonal fluctuations in accordance with general patterns of retail advertising spending, which is typically highest during the fourth quarter. In addition, expenditures by advertisers tend to be cyclical, reflecting overall general economic conditions and consumer buying patterns. If purchasing patterns or timing of purchasing by advertisers were to change, our operations and quarter-to-quarter comparisons could be materially affected.

      LICENSING REVENUE

      We license portions of our intellectual property, including our issued patents, to third parties. Approximately 0% and 1% of our revenue was generated from royalty and license fees and other miscellaneous sources during the three-month periods ended March 31, 2005 and March 31, 2004, respectively. We expect to generate less licensing revenue in 2005 than we generated in prior years.


EXPENSES

      COST OF REVENUES

      Our cost of revenues consists primarily of partner fees related to revenues generated through the Lead Generation Network, Internet connection charges, salaries and related benefits of operations personnel, fulfillment costs related to registered consumer loyalty incentives, revenue-related web site equipment depreciation and web site software amortization and other operations costs directly related to revenue generation.

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

      PRODUCT DEVELOPMENT

      Product development costs include expenses for the development of new or improved technologies designed to enhance the performance of our services, including employee salaries, employee benefits, amortization of non-revenue related web site software costs and web site equipment depreciation, and related expenses for our technology department, as well as costs for contracted services and equipment.

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

      LEASE EXIT COSTS

      Lease exit costs reflect costs associated with our determination that a significant portion of our leased office space was unnecessary for our future operations. During the first three months of 2005 and 2004, we recorded lease exit costs representing the present value of estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. These estimates are revised as we enter into subleases and as market conditions and future outlooks change, and as lease obligations are terminated.


RESULTS OF OPERATIONS

      The following discusses our results of operations for our entire business. See Segment Information below for a discussion of segment financial information.

      THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      NET REVENUES

      Net revenues increased 91% to $15,278 in the three-month period ended March 31, 2005 from $7,981 in the three-month period ended March 31, 2004. The increased revenue was attributable primarily to the growth of our Lead Generation Network, which was launched late in the first quarter of 2004. We reported 11.7 million new consumer registrations across our network for the quarter, an increase of 587% compared to the first quarter of 2004, driven primarily by the consumer registrations on the Lead Generation Network. We also reported a 35% increase in the number of consumer responses (previously referred to as revenue-producing actions or RPAs) taken across our network during the first quarter, as compared to the same period of the prior year.

      COST OF REVENUES

      Cost of revenues increased to $5,055, or 33% of revenues, in the three-month period ended March 31, 2005, from $662, or 8% of revenues, in the three-month period ended March 31, 2004. The increase in cost of revenues was primarily due to $4,300 in partner fee expenses related to our Lead Generation Network, as compared to $20 in the same period of 2004.
The Lead Generation Network became fully operational during the second quarter of 2004. We expect cost of revenues, as a percentage of net revenues, to continue to increase as the Lead Generation Network revenues and related payments owed to Lead Generation Network partners become a more significant part of our business.

      OPERATING EXPENSES

      SALES AND MARKETING. Sales and marketing expenses increased to $5,798, or 38% of net revenues, in the three-month period ended March 31, 2005, from $5,393, or 68% of net revenues, in the three-month period ended March 31, 2004. The $405 increase in sales and marketing expenses was primarily due to an increase in online advertising expenses of $306 and an increase in workforce related expenses of $297. These increases were partially offset by a decrease in promotions and public relations expenses of $136. The decrease in sales and marketing expenses as a percentage of net revenue is primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in online advertising or in other sales and marketing expenses.

      PRODUCT DEVELOPMENT. Product development expenses decreased to $935, or 6% of net revenues, in the three-month period ended March 31, 2005, from $973, or 12% of net revenues, in the three-month period ended March 31, 2004. The $38 decrease in product development expenses was primarily due to a decrease in workforce related expenses. The decrease in product development expenses as a percentage of net revenue is primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in product development expenses.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2,298, or 15% of net revenues, in the three-month period ended March 31, 2005, from $1,779, or 22% of net revenues, in the three-month period ended March 31, 2004. The $519 increase in general and administrative expenses was primarily due to an increase in stock options expense of $393 related to options granted to a former CEO (see Note 2 to the Financial Statements), an increase of $89 in bad debt expense due to our increase in revenue in the first quarter of 2005 as compared to the same quarter of 2004, and an increase in accounting fees of $88 related to costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and costs associated with our filings with the SEC. Partially offsetting these increases was a decrease in insurance expense of $66 due to a reduction in the level of coverage purchased for directors and officers liability insurance and the resulting lower premium.

      LEASE EXIT COSTS. During the three months ended March 31, 2005 and March 31, 2004, we revised our estimates of the future net costs associated with office space determined to be unnecessary for our future operations. In accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $23 and $54 in the three months ended March 31, 2005 and March 31, 2004, respectively, representing accretion expenses on the lease exit liability and adjustments to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.
These estimates are revised quarterly, or as market conditions and future outlook change.

      INCOME FROM OPERATIONS. Our income from operations was $1,169 for the three-month period ended March 31, 2005, compared to a loss from operations of $880 for the same period of 2004. The $2,049 increase was primarily due to increased revenues from the lead generation network, less associated partner fee expenses and other allocated expenses, the net of which increased income from operations by $2,414. Partially offsetting this increase was an increase in workforce related expenses of $195 and an increase in stock options expense of $393.

      INTEREST INCOME (EXPENSE), NET. During the three-month period ended March 31, 2005, we incurred net interest expense of $110, as compared to net interest expense of $116 for the three-month period ended March 31, 2004. The difference was attributable to interest earned on higher cash balances in the first quarter of 2005.

      INCOME TAXES. During the three-month period ended March 31, 2005, we incurred $16 in income tax expense, as compared to $2 in the three-month period ended March 31, 2004. The increase in income tax expense in 2005 primarily relates to state income taxes incurred in 2005, resulting from our inability to use net operating loss carryforwards in California.

      SEGMENT INFORMATION

      Beginning in 2005, we determined, due to changes in our internal reporting, that our company operates in three segments which represent the new distribution channels for our services: the CoolSavings Web Site Business, the Lead Generation Network, and FreeStyle Rewards. We measure the operating performance of our segments by allocating to them certain expenses which are directly associated with attracting consumers, such as online advertising costs, lead generation partner fees, consumer rewards costs, and certain dedicated costs related to sales, business development, and product development activities. We refer to the net of these allocated expenses against segment revenues as "contribution margin". See Note 10 to the Financial Statements for segment financial data.

      COOLSAVINGS WEB SITE BUSINESS SEGMENT

      The CoolSavings Web Site Business segment includes all revenues generated from consumer activity occurring on our coolsavings.com web site, including revenue from lead generation, e-mail, and coupon services, as well as coupon services generated on the sites of our partners in our distribution network. The CoolSavings Web Site Business segment also includes revenues from electronic coupons generated from activity occurring on the web sites of our grocery retailer partners.

      Net revenues from our CoolSavings Web Site Business segment increased 4% to $8,307 in the three month period ended March 31, 2005 from $7,976 in the three month period ended March 31, 2004. The increased revenue was primarily due to growth in our e-mail business. We reported 1.7 million new consumer registrations for the quarter, an increase of 4% compared to the first quarter of 2004. We also experienced a 3% decrease in the number of consumer responses taken during the first quarter, as compared to the same period of the prior year. Expenses associated with online advertising increased $288 in the three month period ended March 31, 2005, compared to the three month period ended March 31, 2004. In the three month period ended March 31, 2005, contribution margin for the CoolSavings Web Site Business segment increased 1% to $4,863 from $4,821 in the three month period ended March 31, 2004.

      LEAD GENERATION NETWORK SEGMENT

      The Lead Generation Network segment includes all revenues generated from consumer activity occurring on our Lead Generation Network, a distribution network of our partners' web properties for our advertisers' lead generation offers. The Lead Generation Network was launched late in the first quarter of 2004.

      Net revenues for our Lead Generation Network segment increased to $6,964 in the three month period ended March 31, 2005 from $6 in the three month period ended March 31, 2004. We reported 9.8 million new consumer registrations for the quarter, compared to an insignificant number of new consumer registrations in the first quarter of 2004. Expenses allocated to the Lead Generation Network to arrive at contribution margin include partner fee, product development, and business development expenses, with partner fee expenses accounting for the majority of the total allocated costs. In the three month period ended March 31, 2005, expenses allocated to the Lead Generation Network increased to $4,614 from $70 in the three month period ended March 31, 2004. During the same periods, contribution margin increased to $2,350 from a loss of $64.

      FREESTYLE REWARDS SEGMENT

      The FreeStyle Rewards segment includes online shopping and lead generation revenue generated from activity occurring on our freestylerewards.com web site. The FreeStyle Rewards business line was launched in the fourth quarter of 2004.

      Net revenues from our FreeStyle Rewards segment were $7 for the three month period ended March 31, 2005. Expenses allocated to FreeStyle Rewards to arrive at contribution margin include online advertising, consumer rewards, product development, and business development expenses. For the three month period ended March 31, 2005, allocated expenses were $126 and contribution margin was a loss of $119.


LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, we had approximately $6,856 in cash and cash equivalents, compared to $7,162 at December 31, 2004. Accounts receivable, net of allowances for doubtful accounts, were $9,730 at March 31, 2005 compared to $6,681 at the end of 2004. At the end of the first quarter of 2005, working capital was $1,472 as compared to negative working capital of $8 at the end of 2004.

      We expect to generate sufficient cash flows from operations to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, excluding any potential acquisitions that may require significant cash outlays, or any accelerated payments under our obligations to Landmark. However, if cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital or issue additional debt. If we raise additional funds through the issuance of equity or equity-linked securities, our stockholders may experience significant dilution, and the terms of any debt financing may not be available when we need it or, if available, may not be on terms favorable to us or to our stockholders. If financing is not available when needed or is not available on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material adverse effect on our business, results of operations and financial condition. As a result of existing defaults, Landmark has the right, subject to the Forbearance Accommodation Agreement, to demand the immediate repayment of the Senior Secured Loan and the redemption of its Series B Preferred Stock.

Under the Forbearance Accommodation Agreement, however, Landmark has agreed that, until April 1, 2006, it will not demand repayment of amounts due under the Senior Secured Loan or require us to redeem any or all shares of Series B Preferred Stock as a result of existing defaults. If Landmark exercises its right to require repayment or redemption, we will be unable to continue to operate our business unless approval is obtained from Landmark to obtain additional financing and we are able to obtain such financing on acceptable terms. We may not be able to obtain such financing.

      Landmark has notified us that on May 16, 2005, it intends to exercise the Landmark Warrant, in part, to purchase 13,255,091 shares of our common stock at an exercise price of $0.50 per share. This transaction, if it occurs, will result in gross proceeds to us of approximately $6,628. We plan to use the proceeds, if any, to repay the Senior Secured Loan, plus accrued interest, or for working capital in the business. This transaction, if it occurs, will have a dilutive effect on our common stock.

      For the three-month period ended March 31, 2005, net cash used in operating activities was $119 due mainly to an increase in accounts receivable, which offset net income generated for the period. Net cash provided by operating activities in the three-month period ended 2004 was $82 resulting primarily from an increase in accrued expenses and other liabilities.

      Net cash used in investing activities was $194 in the three-month period ended March 31, 2005, as compared to $719 for the same period of 2004. Net cash used in investing activities in the first three months of 2005 resulted primarily from costs incurred to develop our web site. Net cash used in investing activities in the first three months of 2004 resulted from amounts used in our acquisition of TMS, the purchase of computer equipment and in developing our web site.

      Net cash provided by financing activities was $7 in the three months ended March 31, 2005, as compared to $10 for the same period of 2004. Net cash provided by financing activities in both periods resulted from the exercise of employee stock options.

      Since our inception, we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In June and July 2001, we received proceeds of $5,000 from loans to us by Landmark (the "Senior Secured Loan"). The Senior Secured Loan is payable on June 30, 2006 and bears interest at the rate of 8.0% per annum and is secured by a lien on all of our assets. The interest is paid quarterly in arrears in the form of additional notes and warrants (described below). We have the right to prepay the Senior Secured Loan on or after its third anniversary if certain conditions are met. The Senior Secured Loan also contains financial covenants and negative and affirmative covenants that, among other things, restrict our ability to incur additional indebtedness and take other actions without the consent of Landmark. At March 31, 2005, we were not in compliance with certain financial covenants of the Senior Secured Loan. This failure to comply constitutes an event of default. Consequently, the Senior Secured Loan including accrued interest is immediately due and payable at the option of Landmark; however, Landmark, pursuant to the Forbearance Accommodation Agreement, has agreed that, until April 1, 2006, it will not demand repayment of amounts due under the Senior Secured Loan, as a result of existing defaults. Accordingly, we have classified the Senior Secured Loan, including the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $6,789, as currently payable as of March 31, 2005.

      In connection with the Senior Secured Loan, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part at any time. The Landmark Warrant contains a net exercise feature and was exercisable for 10,000,000 shares of our common stock at an exercise price of $0.50 per share at November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The number of shares exercisable under the Landmark Warrant automatically increases by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. As of March 31, 2005, the Landmark Warrant was exercisable for 13,122,772 shares of our common stock. As discussed above, Landmark has notified us that on May 16, 2005, it intends to exercise the Landmark Warrant, in part, to purchase 13,255,091 shares of our common stock at an exercise price of $0.50 per share.

      The Series B Preferred Stock issued is redeemable at Landmark's option at any time, subject to the Forbearance Accommodation Agreement. As of March 31, 2005, Landmark held 176,244,126 shares (including dividends paid "in-kind") of Series B Preferred Stock at an aggregate redemption value of $27,387 (and has rights with respect to accrued dividends thereon), 10,889,636 shares of common stock, and the Landmark Warrant to purchase 13,122,772 shares of our common stock. Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on outstanding Series B Preferred Stock. Landmark's ownership also will increase if it exercises the Landmark Warrant. The number of shares subject to the Landmark Warrant will continue to increase as "in-kind" payments are made for interest accruing on the Senior Secured Loan.

      Effective August 31, 2002, we entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On our behalf, Landmark applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1,559 from Wachovia Bank to collateralize lease deposits on our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Letters of Credit. We have secured these obligations with a lien on all of our assets. If we fail to pay Landmark any amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest will accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. The aggregate amount of letters of credit required to collateralize lease deposits on our office facilities declined to $747 as of March 31, 2005, due to the scheduled reductions contained in our lease agreements for our Chicago, Illinois and San Francisco, California facilities. The Landmark Letter of Credit for our Chicago facility was renewed in 2005 through April 2006. Landmark may, at its sole discretion, cancel the Landmark Letters of Credit on 90 days written notice to us. If the Landmark Letters of Credit expire or are cancelled, we will need to enter into an alternate credit arrangement. If an alternate arrangement is not available when required or is not available on acceptable terms, our business, results of operations and financial condition may be materially adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, "Share-Based Payment" (FAS 123R), which addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity that may be settled by the issuance of such equity instruments. FAS 123R required companies to expense the fair value of employee stock options and similar awards. In April, 2005 the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for FAS 123R. The new rule allows companies to implement FAS 123R at the beginning of their next fiscal year that begins after June 15, 2005, which for us is the first quarter of 2006. FAS 123R applies to all outstanding and unvested share-based payment awards at our adoption date.

      Once FAS 123R is adopted in 2006, we will begin to expense the value of employee stock options in our results of operations. We expect that employee stock options will be measured at fair value using the Black-Scholes option pricing model. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) on FAS 123R to assist reporting companies by simplifying some of the implementation challenges of FAS 123R.

In SAB 107, the SEC staff acknowledges that there exists a range of potential conduct, conclusions, or methodologies that reasonably could be applied in estimating fair values of share-based arrangements; thus, if a registrant makes a good-faith estimate in accordance with the provisions of FAS 123R, future events that affect an instrument's fair value will not cast a doubt concerning the reasonableness of the original estimate. For the twelve-month period ended December 31, 2006, we expect to expense approximately $30 in stock option expense upon application of the modified prospective method of this new accounting standard.

      In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets" (FAS 153). This pronouncement amends APB No. 29, "Accounting for Nonmonetary Transactions" (APB 29). FAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., transactions that are not expected to result in significant changes in the cash flows of the reporting entity). We do not expect the provisions of FAS No. 153 to have a material impact on our financial position or results of operations.

      In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 is an interpretation of certain terms and concepts in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation as used in FAS No. 143, and therefore should be recognized if the fair value of the contractual obligation is reasonably estimable. Clarification of when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation is also contained in FIN 47, as well as identification of certain disclosures required about unrecognized asset retirement obligations. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15. We do not expect adoption of FIN 47 to have a material effect on its results of operations or financial position.

RISK FACTORS

      You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flow and prospects, and/or the market price of our common stock.

      WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

      At March 31, 2005, we had $6,856 of cash and cash equivalents. Since 2001 we have been in default under the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001 (the "Amended and Restated Loan Agreement") with Landmark, which governs the Senior Secured Loan. The entire Senior Secured Loan plus accrued interest, totaling $6,789 at March 31, 2005, is payable at any time at the option of Landmark, subject to the Forbearance Accommodation Agreement. Furthermore, subject to the Forbearance Accommodation Agreement, Landmark could at any time require us to redeem any or all of the shares of Series B Preferred Stock held by Landmark, which had an aggregate redemption value of $27,387 as of March 31, 2005. Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain financing to meet our long-term capital needs, we may be unable to operate our business. If Landmark exercises its right to require payment of our obligations to Landmark, we will be unable to continue to operate our business, unless approval is obtained from Landmark to obtain additional financing and we are able to obtain such financing on acceptable terms. We may not be able to obtain such financing.

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

      Due to the proliferation of unsolicited e-mail, many ISPs are developing technologies to limit or eliminate the delivery of unsolicited e-mail to their members. Although we send e-mail only to registered consumers who specifically have requested we do so, the technologies currently in use or those being developed, such as e-mail surcharges, electronic stamps, ISP-approved white lists, or e-mail sender password verifications, may not respect the choices made by our registered consumers. At various times during the first three months of 2005, and prior periods, we like others in the industry who send e-mail, experienced an ISP's failure to deliver e-mails to their customers who are also our consumers in our opt-in e-mail database.

      Many of our registered e-mail consumers use e-mail services provided by one of the relatively small number of large ISPs. If one or more of those ISPs fails to deliver our e-mail transmissions, our inability to communicate with those registered consumers could harm our business. In addition, if one or more of those ISP's adopt electronic stamp technology or a white list, our costs related to e-mail delivery may increase substantially. In any of the prior examples, we may not be able to send the volume of e-mail requested by an advertiser. Furthermore, our inability to communicate with those registered consumers who have consented to receive e-mail may cause them to stop visiting our web site. If our database of e-mail addresses shrinks materially as a result of the failure of one or more ISPs to deliver our e-mail services, advertisers may be less willing to purchase our e-mail services, or may only be willing to pay lower prices for our services.

      WE HAVE A HISTORY OF NET LOSSES

      We incurred net losses in all years prior to 2003, although we earned net income in the first quarter of 2005 and in the years 2004 and 2003. As of March 31, 2005, our accumulated deficit was $95,495. We may not be able to sustain profitability or positive operating cash flows in the future.

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

      Our success depends largely upon retailers honoring electronic and printed coupons, including ours, and upon advertisers reliably delivering and accurately representing the listed goods and services. Some traditional retailers may not readily accept computer-generated coupons as valid, in part because of their cashiers' lack of familiarity with them and the risk that coupons can be counterfeited. We have occasionally received, and expect to continue to receive, complaints from consumers about retailers' failure to honor our coupons. If such complaints become more common and/or costly to our consumers, these complaints may be accompanied by requests for reimbursement or threats of legal action against us. Any resulting reimbursements or related litigation could be costly for us, divert management attention, or increase our costs of doing business. If advertisers or retailers fail to honor our coupons, consumers could be less inclined to select future offers. In addition, our advertisers' promotion of their goods and services may not comply with federal, state and local laws. Our role in facilitating advertisers' sales activities may expose us to liability under these laws. If we are exposed to this kind of liability we could be required to pay substantial fines or penalties, redesign our web site, the CoolSavings Marketing Network or business processes, discontinue some of our services or otherwise spend resources to limit our liability.

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

      OUR REPUTATION AND BUSINESS COULD BE DAMAGED IF WE ENCOUNTER SYSTEM INTERRUPTIONS

      Our web sites must be able to handle a high volume of traffic and transactions. Our database must also handle a large volume of consumer data and information about consumers' usage across our branded web sites and the CoolSavings Marketing Network. The satisfactory performance, reliability and availability of our web sites, database systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of consumers. Our revenues depend on promotional offers being readily available for consumers and our ability to process their coupon downloads, e-mail responses and other transactions across our network. Any system interruptions that result in the unavailability of our service or reduced consumer activity would impair the effectiveness of our service to advertisers. Interruptions of service may also inhibit our ability to attract and retain consumers, which in turn could hinder our sales and marketing efforts. We have experienced periodic system interruptions, which may occur from time to time in the future.

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

      Our success and our ability to attract new consumers and motivate those consumers to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system, as well as the servers we use to perform data analysis, are currently located at Exodus. Currently, all web site and CoolSavings Marketing Network traffic is directed to the Exodus system, and we maintain a redundant version of our critical systems at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power losses, telecommunication failures, and other natural disasters or other unanticipated problems. In addition, the system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in, or degradation of, our services. Our business interruption insurance may not adequately compensate us for resulting losses.

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

      PATENTS

      Although we have two issued United States patents and four pending United States patent applications directed to different aspects of our technology and business processes:

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

      . our pending patent applications for a "System and Method of Generating Sales Leads by Way of a Computer Network," a "System and Method of Using Web Beacons to Determine Browsing Behavior Based on Demographic and/or Psychographic Makeup," "Secure Promotions," and "Automated Segmentation and Yield Management" may not result in the issuance of any patents;

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

      INTELLECTUAL PROPERTY LITIGATION AGAINST US COULD BE COSTLY AND COULD RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

      Third parties may seek to invalidate our '648 Patent entitled "Interactive Marketing Network and Process Using Electronic Certificates," and our '007 Patent entitled "Electronic Coupon Communication System." Previously, we have had to defend lawsuits filed by competitors alleging that our technology or business methods infringe on the competitors' patents. In addition, competitors have in the past, and may in the future, name our customers as defendants in these suits, which may cause these customers to terminate their relationships with us. Our efforts to defend these actions may not be successful. Our failure to prevail in this litigation could result in:

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

      Laws and regulations that apply to Internet advertising and communications and Internet users' privacy are becoming more prevalent. For example, the United States Congress and Federal Trade Commission have adopted laws and regulations regarding the online collection and use of information from children and the content of Internet communications, and the federal government as well as various states regulate e-mail marketing and online privacy. However, even in areas where there has been some legislative action, the laws governing the Internet remain largely unsettled. There is no single government body overseeing our industry, and some existing state laws have different and sometimes inconsistent application to our business. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, taxation, determination of proper state jurisdiction taxation and the need to qualify to do business in a particular state, apply to the Internet, Internet advertising and online activities in general. Also, we have conducted trivia quizzes, sweepstakes and other contests on our web site and the CoolSavings Marketing Network, which may be subject to gaming and sweepstakes laws. Our attempts to comply with these laws may be inadequate, in part because the effect of these laws on our activities is often unclear. In addition, because our branded web sites and the CoolSavings Marketing Network can be accessed from foreign countries, our business may be subject to foreign laws and regulations. Activities that may be acceptable in the United States may not be acceptable in foreign jurisdictions.

      We expect that regulation of the Internet and Internet advertising will intensify, which could harm our business. Due to the proliferation of unsolicited e-mail, the United States' Congress passed the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (CAN-SPAM). Additionally, a number of proposals to restrict the collection of information about Internet users and to tax Internet-based transactions are under consideration by federal, state, local and foreign governmental organizations. A federal moratorium on new taxes on Internet access expires on November 1, 2007. There is no federal law preempting state tax laws or the levy of state sales taxes to online e-commerce activities. The taxation of online transactions or other new regulations could increase our costs of doing business or otherwise harm us by making the Internet less attractive for consumers and businesses.

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

      OUR SERIES B PREFERRED STOCKHOLDER HAS THE ABILITY TO EXERCISE SIGNIFICANT CONTROL OVER US

      Landmark, the holder of our Series B Preferred Stock, has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, pursuant to the terms of our Certificate of Incorporation, the Series B Preferred stockholder is entitled to designate not less than a majority of the Board of Directors of the Company. Among other limitations, without the approval of the holders of at least a majority of the outstanding shares of Series B Preferred Stock, we may not:

      .     amend our charter document or our bylaws;

      . merge or consolidate with any other company or sell all or substantially all of our assets;

      . make acquisitions of other businesses or assets or enter into joint ventures or partnerships with other entities that would involve the payment of consideration of $1,000 or more;

      . pay dividends on, or purchase, redeem or otherwise acquire for value, any shares of our capital stock (with certain limited exceptions); or

      . authorize or issue equity securities or securities exercisable for or convertible into equity securities, other than shares issued for cash pursuant to our stock option plans and shares issuable upon conversion and exercise of securities outstanding on the date of issuance of the Series B Preferred Stock.

      These restrictions provide the holder of the Series B Preferred Stock with significant control over us and may discourage others from initiating potential merger or other change of control transactions.

      As of March 31, 2005, Landmark controls approximately 82% of our outstanding voting stock.

      OUR STOCKHOLDERS COULD SUFFER SUBSTANTIAL DILUTION AS A RESULT OF OUTSTANDING PREFERRED STOCK, WARRANTS AND STOCK OPTIONS AND NEW ISSUANCES OF PREFERRED STOCK AND WARRANTS, AND OUR STOCK PRICE MAY DECLINE IF A LARGE NUMBER OF SHARES ARE SOLD OR THERE IS A PERCEPTION THAT SUCH SALES COULD OCCUR

      As of May 1, 2005, we had a total of 192,521,032 shares of Series B and Series C Preferred Stock issued and outstanding. Under the terms and conditions of the Series B and Series C Preferred Stock, these shares are convertible into an equal number of shares of our common stock at the holders' option. In addition, as of May 1, 2005, we had outstanding warrants exercisable by Landmark to purchase 13,209,125 shares of our common stock and outstanding stock options exercisable for 7,031,423 shares of our common stock. Also, we continue to issue additional shares of Series B Preferred Stock and warrants as "in-kind" payments for dividends and interest accruing on the Series B Preferred Stock and Senior Secured Note. Our stockholders may suffer substantial additional dilution as a result of the issuance of additional shares of preferred stock and warrants. Furthermore, our stock price may decline as a result of sales of a large number of the shares of common stock issuable upon conversion or exercise of the preferred stock, warrants and/or stock options or the perception that such sales could occur.

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

      The market price of our common stock has been volatile and may be subject to wide fluctuations. During the past three fiscal years, and through the first quarter of 2005, the per share closing price of our common stock has fluctuated from a high of $1.15 per share to a low of $0.03 per share. Factors that might cause the market price of our common stock to fluctuate include, without limitation:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at March 31, 2005. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio are cash or cash equivalents, the related income would not be significantly impacted by increases or decreases in interest rates due to the short-term nature of our investment portfolio and we believe our portfolio is at fair value. If market rates were to increase immediately by 10% from levels on March 31, 2005, the fair value of this investment portfolio would increase by an immaterial amount. If market rates were to decrease immediately by 10% from levels on March 31, 2005, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole. As of March 31, 2005, we had only fixed rate debt.

      On April 5, 2002, Landmark acquired 10,889,636 shares of our common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, we entered into a call option agreement with Landmark, whereby we have the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. We accounted for this call option as permanent equity and a contribution from Landmark under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock." We ascribed a value of $1,200 to the option at issuance.


ITEM 4.  CONTROLS AND PROCEDURES

      Based upon an evaluation of our disclosure controls and procedures performed by management, with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer have concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      During the course of our preparation of our Form 10-K, filed
March 29, 2005, we determined that, as of December 31, 2004, we had an ineffective process for the timely communication of information regarding the compensation of our chief executive officer by the compensation committee of our board of directors to our disclosure committee. The ineffectiveness of this process did not, however, have any impact on our results of operations or financial condition. In the first quarter of 2005 and prior to the filing of the Form 10-K, as a remedial measure, we instituted a procedure for the prompt communication, by the compensation committee to the disclosure committee, of any information relating to the compensation of our chief executive officer that may be required to be disclosed in reports we file under the Securities Exchange Act of 1934.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are currently a defendant in a wrongful termination lawsuit filed by one of our former employees. For a further discussion of this legal proceeding, see "Part I. Item 3. - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.

      We may be involved in additional litigation, investigations or other proceedings in the future. Any litigation, investigation or proceedings, with or without merit, could be costly and time-consuming and could divert our management's attention and resources, which in turn could harm our business and financial results.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      At March 31, 2005, we were not in compliance with certain financial covenants of the Senior Secured Loan. Defaults under the Senior Secured Loan and the Amended and Restated Loan Agreement which cannot be cured, as the Senior Secured Loan and Grid Note have cross-default provisions and are cross-collateralized include:

..     our failure to achieve a prescribed amount of billings during 2001;
      and

..     our failure to maintain a minimum level of working capital and ratio of cash, cash equivalents and certain receivables over current liabilities; and

..     our failure to maintain a minimum ratio of total indebtedness over tangible net worth.

      Consequently, the Senior Secured Loan and all accrued interest thereon are immediately due and payable at the option of Landmark, subject to the Forbearance Accommodation Agreement. Accordingly, we have classified the amounts owed pursuant to the Senior Secured Loan, including principal and the paid-in-kind interest which has been compounded and accrued on the principal balance, totaling $6,789, as currently payable as of March 31, 2005.


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



                                    COOLSAVINGS, INC.


Dated:  May 12, 2005                /s/ Matthew Moog
                                    -----------------------------------
                                    Matthew Moog
                                    President and Chief Executive Officer
                                    (duly authorized officer)



Dated:  May 12, 2005                /s/ David B. Arney
                                    -----------------------------------
                                    David B. Arney
                                    Senior Vice President of Operations
                                    and Chief Financial Officer
                                    (principal financial and
                                    accounting officer)