Form 10-Q
period 2005-06-30
COOLSAVINGS INC
filed 2005-08-12
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


      [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

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

Number of shares of common stock, $0.001 par value per share, outstanding as of June 30, 2005: 54,159,313. (This number represents the number of shares that are required to be reported here. The accompanying report describes additional shares of common stock that are issuable upon conversion of outstanding shares of preferred stock and the exercise of outstanding warrants and outstanding stock options.)

                                     INDEX



PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheets
              June 30, 2005 and December 31, 2004. . . . . . . . .      3

            Statements of Operations
              Three and Six Months Ended
              June 30, 2005 and 2004 . . . . . . . . . . . . . . .      6

            Statement of Changes in Convertible Redeemable
              Preferred Stock and Stockholders' Deficit
              Six Months Ended June 30, 2005 . . . . . . . . . . .      8

            Statements of Cash Flows
              Six Months Ended June 30, 2005 and 2004. . . . . . .      9

            Notes to Financial Statements. . . . . . . . . . . . .     11


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . .     24


Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . . .     46

Item 4.     Controls and Procedures. . . . . . . . . . . . . . . .     46


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     46

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . .     47

Item 6.     Exhibits . . . . . . . . . . . . . . . . . . . . . . .     47


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .     48

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               COOLSAVINGS, INC.
                                BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (Unaudited)


                                                 June 30,   December 31,
                                                   2005        2004
                                                ----------  ------------
                                    ASSETS
                                    ------

Current assets:
  Cash and cash equivalents. . . . . . . . . .  $    7,308    $    7,162
  Accounts receivable, net of allowance
    of $654 and $424 at June 30, 2005
    and December 31, 2004, respectively. . . .      10,585         6,681
  Prepaid and other assets, including
    amounts due from related parties
    of $0 and $4 at June 30, 2005 and
    December 31, 2004, respectively. . . . . .         674           258
                                                ----------    ----------
        Total current assets . . . . . . . . .      18,567        14,101
                                                ----------    ----------

Property and equipment . . . . . . . . . . . .       9,174         9,434
Capitalized software costs . . . . . . . . . .       1,490         1,490
Capitalized web site costs . . . . . . . . . .       4,065         3,957
                                                ----------    ----------
Total. . . . . . . . . . . . . . . . . . . . .      14,729        14,881
Less accumulated depreciation
  and amortization . . . . . . . . . . . . . .     (12,386)      (12,247)
                                                ----------    ----------
                                                     2,343         2,634

Intangible assets, patents and licenses,
  net of accumulated amortization
  of $514 and $512 at June 30, 2005
  and December 31, 2004, respectively. . . . .          16            18

Goodwill - TMS . . . . . . . . . . . . . . . .         569           569
                                                ----------    ----------

Total assets . . . . . . . . . . . . . . . . .  $   21,495    $   17,322
                                                ==========    ==========

                               COOLSAVINGS, INC.
                          BALANCE SHEETS - Continued
                (in thousands, except share and per share data)
                                  (Unaudited)


                                                 June 30,   December 31,
                                                   2005        2004
                                                ----------  ------------
                                  LIABILITIES
                                  -----------

Current liabilities:
  Accounts payable, including amounts
    due to related parties of $0 and
    $20 at June 30, 2005 and December 31,
    2004, respectively . . . . . . . . . . . .  $    --       $      655
  Accrued partner fee expenses, including
    amounts due to related parties of
    $79 and $100 at June 30, 2005 and
    December 31, 2004, respectively. . . . . .       3,113         1,288
  Accrued marketing expense, including
    amount due to related parties of $8 and
    $7 at June 30, 2005 and December 31,
    2004, respectively . . . . . . . . . . . .       1,904         1,609
  Accrued compensation . . . . . . . . . . . .       1,605         1,849
  Accrued interest due to related party. . . .       --               89
  Accrued expenses, including amounts
    due to related parties of $28 and
    $843 at June 30, 2005 and December 31,
    2004, respectively . . . . . . . . . . . .       1,246         1,530
  Lease exit cost liability. . . . . . . . . .         221           210
  Deferred revenue . . . . . . . . . . . . . .         215           312
  Senior secured note payable due to
    related party. . . . . . . . . . . . . . .       --            6,567
                                                ----------    ----------
        Total current liabilities. . . . . . .       8,304        14,109
                                                ----------    ----------

Long-term liabilities:
  Deferred revenue . . . . . . . . . . . . . .         236           260
  Lease exit cost liability. . . . . . . . . .         838           980
  Deferred income tax liability. . . . . . . .          20            13
  Other long-term liabilities. . . . . . . . .       --                4
                                                ----------    ----------
        Total long-term liabilities. . . . . .       1,094         1,257
                                                ----------    ----------

Commitments and contingencies (Note 10)

Convertible redeemable cumulative
  Series B Preferred Stock, $0.001 par
  value, 258,000,000 shares authorized
  at June 30, 2005 and December 31, 2004,
  and 179,769,008 and 172,788,359 issued
  and outstanding at June 30, 2005 and
  December 31, 2004, respectively
  (liquidation preference of $0.1554 per
  share at June 30, 2005 and December 31,
  2004). . . . . . . . . . . . . . . . . . . .      27,934        26,850

Convertible redeemable Series C Preferred
  Stock, $0.001 par value, 13,000,000
  shares authorized, 12,752,024 and
  13,000,000 shares issued and outstanding
  at June 30, 2005 and December 31, 2004,
  respectively  (liquidation preference of
  $0.1665 per share at June 30, 2005 and
  December 31, 2004) . . . . . . . . . . . . .       1,913         1,950

                               COOLSAVINGS, INC.
                          BALANCE SHEETS - Continued
                (in thousands, except share and per share data)
                                  (Unaudited)


                                                 June 30,   December 31,
                                                   2005        2004
                                                ----------  ------------

                             STOCKHOLDERS' DEFICIT
                             ---------------------

Common stock, $0.001 par value per
  share, 379,000,000 shares authorized
  at June 30, 2005 and December 31, 2004,
  and 54,159,313 and 39,409,298 shares
  issued and outstanding at June 30, 2005
  and December 31, 2004. . . . . . . . . . . .          54            39

Additional paid-in capital . . . . . . . . . .      75,812        69,655

Accumulated deficit. . . . . . . . . . . . . .     (93,616)      (96,538)
                                                ----------    ----------

        Total stockholders' deficit. . . . . .     (17,750)      (26,844)
                                                ----------    ----------

        Total liabilities, convertible
          redeemable preferred stock and
          stockholders' deficit. . . . . . . .  $   21,495    $   17,322
                                                ==========    ==========




































The accompanying notes are an integral part of the financial statements.

                               COOLSAVINGS, INC.
                           STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)



                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
                           -----------------------  -----------------------
                              2005         2004        2005         2004
                          ------------  ----------  -----------  ----------

Net revenues . . . . . . . $    15,671  $    9,191  $    30,949  $   17,172

Operating costs and
 expenses:
  Cost of revenues . . . .       5,570       1,266       10,625       1,928
  Sales and marketing. . .       5,727       4,962       11,525      10,355
  Product development. . .         977         867        1,912       1,840
  General and
    administrative . . . .       1,444       1,548        3,742       3,327
  Lease exit costs . . . .          35          60           58         114
                           -----------  ----------  -----------  ----------
Total operating
  expenses . . . . . . . .      13,753       8,703       27,862      17,564

Income (loss) from
  operations . . . . . . .       1,918         488        3,087        (392)

Other income (expense):
  Interest and
    other income . . . . .          33           7           56          15
  Interest expense . . . .         (71)       (127)        (204)       (251)
                           -----------  ----------  -----------  ----------
Total other (expense). . .         (38)       (120)        (148)       (236)

Income (loss) before
  income taxes . . . . . .       1,880         368        2,939        (628)
Income taxes . . . . . . .          (1)         (4)         (17)         (6)
                           -----------  ----------  -----------  ----------
Net income (loss). . . . .       1,879         364        2,922        (634)

Cumulative dividend
  on Series B
  Preferred Stock. . . . .        (560)       (516)      (1,107)     (1,022)
                           -----------  ----------  -----------  ----------
Net income (loss)
  applicable to
  common stock-
  holders. . . . . . . . . $     1,319  $     (152) $     1,815  $   (1,656)
                           ===========  ==========  ===========  ==========

                               COOLSAVINGS, INC.
                     STATEMENTS OF OPERATIONS - Continued
                (in thousands, except share and per share data)

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)



                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
                           -----------------------  -----------------------
                              2005         2004        2005         2004
                          ------------  ----------  -----------  ----------

Basic net income
  (loss) per share . . . . $      0.03  $     0.00  $      0.04  $    (0.04)
                           ===========  ==========  ===========  ==========

Weighted average
  shares used in the
  calculation of basic
  net income (loss)
  per share. . . . . . . .  46,947,776  39,232,977   43,234,415  39,225,888
                           ===========  ==========  ===========  ==========

Diluted net income
  (loss) per share . . . . $      0.01  $     0.00  $      0.01  $    (0.04)
                           ===========  ==========  ===========  ==========

Weighted average shares
  used in the calculation
  of diluted net income
  (loss) per share . . . . 244,991,099  39,232,977  239,589,914  39,225,888
                           ===========  ==========  ===========  ==========

































   The accompanying notes are an integral part of the financial statements.

                                                   COOLSAVINGS, INC.
                            STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                               AND STOCKHOLDERS' DEFICIT

                                        FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                                      (UNAUDITED)
                                    (in thousands, except share and per share data)


                                                                               Stockholders' Deficit
                                                               ----------------------------------------------------
                 Series B Redeemable   Series C Redeemable                                                 Total
                   Preferred Stock       Preferred Stock          Common Stock      Additional   Accumu-   Stock-
               ---------------------  --------------------    --------------------    Paid-in    lated     holders'
                   Shares    Amount      Shares     Amount      Shares     Amount     Capital    Deficit   Deficit
                -----------  -------   ----------  -------    ----------   -------  ----------   -------   --------
Balances,
 December 31,
 2004. . . .    172,788,359  $26,850   13,000,000   $1,950    39,409,298      $39      $69,655  $(96,538)  $(26,844)

Cumulative
 dividend
 declared on
 Series B
 Preferred
 Stock . . .      6,980,649    1,084        --         --         --           --       (1,107)    --        (1,107)
Conversion
 of Series C
 Preferred
 Stock . . .         --         --       (247,976)     (37)     247,976         1           36     --            37
Warrants
 exercised .         --         --          --         --    13,255,091        13        6,615     --         6,628
Stock options
 exercised .         --         --          --         --     1,246,948         1          613                  614
Net income
 - 2005. . .         --         --          --         --         --           --        --        2,922      2,922
                -----------  -------   ----------   ------   ----------       ---      -------  --------   --------
Balances,
 June 30,
 2005. . . .    179,769,008  $27,934   12,752,024   $1,913   54,159,313       $54      $75,812  $(93,616)  $(17,750)
                ===========  =======   ==========   ======   ==========       ===      =======  ========   ========




                       The accompanying notes are an integral part of the financial statements.

                               COOLSAVINGS, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)

                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)



                                                    2005          2004
                                                 ----------    ----------
Cash flows provided by (used in)
 operating activities:
  Net income (loss). . . . . . . . . . . . .     $    2,922    $     (634)
  Adjustments to reconcile net loss to
   net cash (used in) provided by operating
   activities:
    Depreciation and amortization. . . . . .            707           620
    Provision for doubtful accounts,
      net of write-offs. . . . . . . . . . .            542           409
    Stock option (credit) expense. . . . . .          --             (159)
    Interest payment in kind . . . . . . . .            204           251
    Write-off related to website
      project costs. . . . . . . . . . . . .             19             2
    Increase in deferred tax provision . . .              7             6
    (Decrease) Increase  in other
      long-term liabilities. . . . . . . . .             (4)           16
    Loss on equipment disposal . . . . . . .             31         --
  Changes in assets and liabilities:
    Increase in accounts receivable. . . . .         (4,448)       (1,172)
    (Increase) decrease in prepaid and
      other current assets . . . . . . . . .           (415)           67
    Decrease in accounts payable . . . . . .           (655)         (262)
    Decrease in deferred revenue . . . . . .           (121)          (74)
    Increase in accrued and
      other liabilities. . . . . . . . . . .          1,570           250
    Decrease in lease exit cost liability. .           (131)           (9)
                                                 ----------    ----------
Net cash flows (used in) provided by
  operating activities . . . . . . . . . . .            228          (689)
                                                 ----------    ----------

Cash flows used in investing  activities:
  Purchases of property and equipment. . . .           (201)         (482)
  Acquisition of the business assets
    of TMS . . . . . . . . . . . . . . . . .          --             (574)
  Capitalized web site development costs . .           (264)         (409)
  Proceeds from sale of property and
    equipment. . . . . . . . . . . . . . . .              4         --
                                                 ----------    ----------
Net cash used in investing activities. . . .           (461)       (1,465)
                                                 ----------    ----------

Cash flows provided by financing activities:
  Repayment of Senior Secured Loan
    including compounded interest. . . . . .         (6,860)        --
  Warrants exercised . . . . . . . . . . . .          6,628         --
  Stock options exercised. . . . . . . . . .            611            10
                                                 ----------    ----------
Net cash provided by provided by
  financing activities . . . . . . . . . . .            379            10
                                                 ----------    ----------

                               COOLSAVINGS, INC.
                     STATEMENTS OF CASH FLOWS - Continued
                                (in thousands)

                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)



                                                    2005          2004
                                                 ----------    ----------

Net increase (decrease) in cash. . . . . . .            146        (2,144)

Cash and cash equivalents,
  beginning of period. . . . . . . . . . . .          7,162         7,347
                                                 ----------    ----------

Cash and cash equivalents, end of period . .     $    7,308    $    5,203
                                                 ==========    ==========


Supplemental schedule of cash flow
 information:
    Cash paid for interest . . . . . . . . .     $    --       $    --
    Cash paid for income taxes . . . . . . .     $    --       $    --










































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

      In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004 and its cash flows for the six months ended June 30, 2005 and 2004. These results of operations are not necessarily indicative of those expected for the full year. Certain prior period amounts related primarily to the amortization of certain capitalized web site costs have been reclassified to conform to the current period's presentation. The impact of these reclassifications resulted in an increase to cost of revenues of $73 and $112 in the three and six months ended June 30, 2004, respectively, and a decrease to product development expense of $73 and $112 for the three and six months ended June 30, 2004, respectively.


2.    ACQUISITION OF ASSETS OF TARGETED MARKETING SERVICES

      On February 6, 2004, the Company acquired certain assets related to the Targeted Marketing Services ("TMS") business line of Alliance Data Systems, Inc. ("ADS"). TMS was acquired to provide the Company with new and expanded strategic capabilities in the areas of frequent shopper data access and electronic/paperless coupon solutions for grocery retailers for CPG manufacturers.

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

      The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the periods subsequent to the acquisition are included in the Company's financial statements. The Company allocated the purchase price of $609 to the assets acquired, based on a fair value assessment performed by the Company, as follows:

      Customer relationship. . . . . . . . . . . . . . . .     $ 20
      Proprietary technology . . . . . . . . . . . . . . .       10
      Computer hardware. . . . . . . . . . . . . . . . . .       10
      Goodwill . . . . . . . . . . . . . . . . . . . . . .      569
                                                               ----
            Total assets acquired. . . . . . . . . . . . .     $609
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

      The Company also paid $93 pursuant to a certain Transition Services Agreement dated February 6, 2004 between the Company and ADS, which amount represented the fair value of certain data hosting and facility services provided by ADS to support uninterrupted service during the transition of the TMS business from ADS to the Company. The term of the Transition Services Agreement was for up to six months. Transition expenses of $47 and $93 were expensed in cost of sales in the statement of operations of the Company for the three and six-month periods ended June 30, 2004, respectively. The transition was completed by May 31, 2004.

      In addition, in connection with the TMS acquisition, the Company released ADS from the future royalty payments due to the Company under a pre-existing cross license agreement. The cross license agreement remains in place between ADS and the Company. As of February 6, 2004, the Company had recorded a deferred revenue liability of $351 related to these royalty obligations. This deferred revenue liability is being amortized on a straight-line basis over the remaining life of the cross license agreement, which expires in 2011. As of June 30, 2005, the deferred revenue liability relating to this agreement was $284.

      The following unaudited pro forma combined financial information combines the historical financial information of CoolSavings and TMS for the three and six months ended June 30, 2004 as if the acquisition had occurred on January 1, 2004. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined business had the entities actually been combined at the beginning of the period presented and had the impact of possible revenue enhancements and expense efficiencies, among other potential positive and negative factors, been considered, nor does it purport to indicate the results which may be obtained in the future.

                                                Three Month    Six Month
                                                  Period         Period
                                                   Ended         Ended
                                                  June 30,      June 30,
                                                   2004          2004
                                                (unaudited)    (unaudited)
                                                -----------   ------------
Pro forma net revenues . . . . . . . . . . .    $     9,191   $    17,156

Pro forma net income (loss). . . . . . . . .            364        (1,140)

Cumulative dividend on Series B
  Preferred Stock. . . . . . . . . . . . . .           (516)       (1,022)

Pro forma net loss applicable to
  common stockholders. . . . . . . . . . . .     $     (152)   $   (2,162)
Pro forma diluted net loss per
  common share . . . . . . . . . . . . . . .     $     0.00    $    (0.06)

Weighted average shares used in the
  calculation of pro forma diluted
  net loss per common share. . . . . . . . .     39,232,977    39,225,888

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

      In December 2004, FASB issued Statement No. 123R, "Share-Based Payment" (FAS 123R), which addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity that may be settled by the issuance of such equity instruments. FAS 123R requires companies to expense the fair value of employee stock options and similar awards. In April 2005, the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for FAS 123R. The new rule allows companies to implement FAS 123R at the beginning of their next fiscal year that begins after June 15, 2005, which for the Company is the first quarter of 2006. FAS 123R applies to all outstanding and unvested share-based payment awards at the Company's adoption date.

      Once FAS 123R is adopted in 2006, the Company will begin to expense the value of employee stock options in its results of operations. The Company expects that employee stock options will be measured at fair value using the Black-Scholes option pricing model. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) on FAS 123R to assist reporting companies by simplifying some of the implementation challenges of FAS 123R. In SAB 107, the SEC staff acknowledges that there exists a range of potential conduct, conclusions, or methodologies that reasonably could be applied in estimating fair values of share-based arrangements; thus, if a registrant makes a good-faith estimate in accordance with the provisions of FAS 123R, future events that affect an instrument's fair value will not cast doubt on the reasonableness of the original estimate. For the year ending December 31, 2006, the Company expects to incur approximately $30 in additional stock option expense upon application of the modified prospective method of this new accounting standard, as the Company has no plans to grant additional options in the future.

      The Company recognized a $319 stock option compensation credit in the three months ended June 30, 2005 and $0 stock option compensation expense in the six months ended June 30, 2005, in conjunction with grants made under its employee stock option plans. Stock option compensation credits of $85 and $160 were recognized in the three and six month periods ended June 30, 2004. The compensation credits were recorded in general and administrative expense and related to stock options previously issued to Steven Golden, a former Chief Executive Officer of the Company. Effective July 30, 2001, the Company entered into a severance agreement with Mr. Golden which changed the terms of his options, requiring that they be accounted for as variable options under Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees." The compensation expense credits recognized for the three and six months ended June 30, 2005 and 2004 are based upon the difference between the closing price of the Company's stock at the beginning and end of each period. This charge was adjusted for increases and decreases in the Company's stock price above the exercise price of $0.50 for Mr. Golden's options until the options were exercised. On May 20, 2005 Mr. Golden exercised all of his options for 1,213,000 shares of common stock, which resulted in proceeds to the Company of approximately $607.

      The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:

                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                   JUNE 30,                JUNE 30,
                            ----------------------  -----------------------
                               2005        2004         2005        2004
                           -----------  ----------  -----------  ----------
Net income (loss)
 applicable to common
 stockholders,
 as reported . . . . . . . $     1,319  $     (152) $     1,815  $   (1,656)

Add (deduct):  Stock
 option compensation
 expense (credit). . . . .        (319)        (85)       --           (159)

Deduct: Stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects. . . . . . . . .         (40)        (54)         (80)       (108)
                           -----------  ----------  -----------  ----------

Pro forma net income
 (loss) applicable to
 common stockholders . . . $       960  $     (291) $     1,735  $   (1,923)
                           ===========  ==========  ===========  ==========

Weighted average shares
  outstanding (basic). . .  46,947,776  39,232,977   43,234,415  39,225,888

Weighted average shares
 outstanding (diluted) . . 244,991,099  39,232,977  239,589,914  39,225,888

Earnings (loss) per
 share:
  Basic - as reported. . . $      0.03  $     0.00  $      0.04  $    (0.04)
  Diluted - as reported. . $      0.01  $     0.00  $      0.01  $    (0.04)

  Basic - pro forma. . . . $      0.02  $    (0.01) $      0.04  $    (0.05)
  Diluted - pro forma. . . $      0.01  $    (0.01) $      0.01  $    (0.05)


      These costs may not be representative of the total effects on pro forma reported income for future periods. Factors that may also impact disclosures in future periods include the attribution of the awards to the service period and the vesting period of stock options. The Company last granted stock options in July 2003 and currently has no plans to grant options in the future.

4.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections"
("SFAS 154"). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company's results of operations or financial position.

      In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets" (FAS 153). This pronouncement amends APB No. 29, "Accounting for Nonmonetary Transactions" (APB 29). FAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., transactions that are not expected to result in significant changes in the cash flows of the reporting entity). The Company does not expect the provisions of FAS 153 to have a material impact on its financial position or results of operations.

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


5.    SENIOR SECURED LOAN:

      In 2001, Landmark Communications, Inc. ("Landmark") loaned the Company $5,000 pursuant to a senior secured note (the "Senior Secured Loan"). On May 17, 2005, the Company repaid in full, including accrued interest, the Senior Secured Loan by remitting to Landmark $6,860 including compounded interest, of which, $6,628 represented proceeds from the exercise of the Landmark Warrant (as discussed below) and the remainder came from cash on hand. The Senior Secured Loan was governed by the terms of an Amended and Restated Senior Secured Loan and Security Agreement dated July 30, 2001, as amended (the "Amended and Restated Loan Agreement"). The Amended and Restated Loan Agreement continues to secure the Company's other obligations to Landmark described below.

      In connection with the Senior Secured Loan, on November 12, 2001, the Company issued to Landmark a warrant to purchase 10,000,000 shares of the Company's common stock (the "Landmark Warrant"). The Landmark Warrant has a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part at any time. The Landmark Warrant contains a net exercise feature and is exercisable at an exercise price of $0.50 per share (increasing to $0.75 per share on July 30, 2005, if not previously exercised). The number of shares of the Company's common stock under the Landmark Warrant increased by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan and paid-in-kind by the Company on a quarterly basis (each January 31, April 30, July 31 and October 31). Landmark exercised the Landmark Warrant, in part, on May 16, 2005 to purchase 13,255,091 shares of the Company's common stock at an exercise price of $0.50 per share. The exercise of this Warrant, in part, resulted in proceeds to the Company of approximately $6,628. As of June 30, 2005, Landmark has the right to purchase 3,935 shares of the Company's common stock under the Landmark Warrant.


6.    REDEEMABLE PREFERRED STOCK:

      a.    Series B Preferred Stock:

      On November 12, 2001, pursuant to a securities purchase agreement between Landmark and the Company, dated July 30, 2001, as amended (the "Securities Purchase Agreement"), the Company issued to Landmark 65,057,936 shares of $0.001 par value, redeemable Series B preferred stock (the "Series B Preferred Stock") in exchange for cancellation of $10,108 of outstanding indebtedness from the Company to Landmark under the Grid Note (defined below). The Series B Preferred Stock has certain conversion rights (see "c. Conversion of Series B and C Preferred Stock") and bears an 8% annual dividend, payable in additional shares of Series B Preferred Stock on a quarterly basis (each January 1, April 1, July 1 and October 1).

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

      On October 24, 2002, in connection with a Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets compared to current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 for such shares ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of June 30, 2005, Landmark held 179,769,008 shares (including dividends paid "in-kind") of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), and 31,110,092 shares of common stock, in addition to the warrant to purchase 3,935 shares of the Company's common stock described above. At June 30, 2005, dividends in the amount of 3,595,380 shares of Series B Preferred Stock had accrued but had not been declared. For the three months ended June 30, 2005, dividends in the amount of 3,524,882 shares of Series B Preferred Stock were declared to the holders of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption rights and requirements outside the control of the Company. For example, if the Company wants to redeem the Series B Preferred Stock, the Company's common stock must trade at or above a price of $3.00 per share for a period of 20 consecutive trading days or 60 out of 80 trading days.

      The Amended and Restated Loan Agreement contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark. At June 30, 2005, the Company was not in compliance with certain financial covenants of the Amended and Restated Loan Agreement, including:

..     The Company's failure to achieve a prescribed amount of billings during 2001;

..     The Company's failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities; and

..     The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth.

      These failures constitute events of default that cannot be cured under the Amended and Restated Loan Agreement. As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may, at its option require the Company to redeem, at any time, all of the issued and outstanding Series B Preferred Stock, which had an aggregate redemption value of $27,934 as of June 30, 2005. Landmark's redemption rights, however, are subject to Landmark's agreement, dated March 29, 2005, that until April 1, 2006, it will not require the Company to redeem any or all of its shares of Series B Preferred Stock as a result of existing defaults (the "Forbearance Accommodation Agreement").

      Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on outstanding Series B Preferred Stock. Landmark's ownership also will increase if it exercises the remaining Landmark Warrant.

      As of June 30, 2005, the Company had reserved approximately 180 million shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends thereon, and the exercise of the remaining Landmark Warrant.

      b.    Series C Preferred Stock:

      As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (including Richard Rogel and Hugh Lamle, who are directors of the Company) an aggregate of 13,000,000 shares of $0.001 par value, redeemable Series C preferred stock (the "Series C Preferred Stock"). The Series C Preferred Stock has certain conversion rights (see "c. Conversion of Series B and C Preferred Stock"). The Series C Preferred Stock was issued in exchange for certain notes held by those individuals, the related accrued interest, and warrants to purchase 1,050,000 shares of common stock previously issued to those individuals. On March 11, 2005, one of the Company's directors and holders of the Series C Preferred Stock converted 247,976 shares of Series C Preferred Stock into the same number of the Company's common stock, reducing the total number of shares of Series C Preferred Stock outstanding to 12,752,024 as of June 30, 2005.

      c.    Conversion of Series B and C Preferred Stock

      As of June 30, 2005, the Company had outstanding 54,159,313 shares of common stock, 179,769,008 shares of Series B Preferred Stock, and 12,752,024 shares of Series C Preferred Stock. The shares of both series of preferred stock of the Company are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to anti-dilution provisions set forth in the Company's Certificate of Incorporation. If all the outstanding shares of preferred stock of the Company had been converted into shares of common stock, a total of 246,680,345 shares of common stock would have been outstanding as of June 30, 2005.


7.    COSTS ASSOCIATED WITH LEASE EXIT ACTIVITIES:

      In accordance with FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company continually assesses its future office space requirements and sublease market conditions to estimate its future net costs associated with unoccupied leased office space. For the three and six months ended June 30, 2005, the Company recorded operating expenses of $35 and $58, respectively. For the three and six months ended June 30, 2004, the Company recorded operating expenses of $60 and $114, respectively. These expenses represent accretion expense associated with this liability, as well as the net impact of revisions made to the Company's estimate of future net costs based on its current assessment of its space requirements and sublease market conditions.

      For the three and six months ended June 30, 2005 and 2004, lease exit costs consisted of the following:

                                    Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                        (unaudited)          (unaudited)
                                   -------------------  -------------------
                                     2005       2004      2005       2004
                                   --------   --------  --------   --------
Lease obligation, net of
  estimated sub-lease income . .   $     13   $     35  $     13   $     64
Accretion expense. . . . . . . .         22         25        45         50
                                   --------   --------  --------   --------
Lease exit costs . . . . . . . .   $     35   $     60  $     58   $    114
                                   ========   ========  ========   ========

      At June 30, 2005, the liability associated with the lease exit costs consisted of the following:

                                                                 Balance at
                        Balance at    Subsequent                 June 30,
                        December 31,  Accruals,                    2005
                           2004          Net       Payments     (unaudited)
                        -----------   ----------   --------     -----------
Lease obligation,
  net of estimated
  sub-lease income . . .   $  1,103     $     61   $   (175)      $    989
Broker commissions
  and other trans-
  action costs . . . . .         87           (3)       (14)            70
                           --------     --------   --------       --------
Total lease exit
  liability. . . . . . .      1,190           58       (189)         1,059
Less: current portion
  of lease exit
  liability. . . . . . .       (210)                                  (221)
                           --------                               --------
Long-term lease exit
  liability. . . . . . .   $    980                               $    838
                           ========                               ========

      Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.


8.    EARNINGS PER SHARE:

      FASB Statement No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net loss, weighted average common shares outstanding and the resultant net loss per share on both a basic and diluted basis for the three and six months ended June 30, 2005 and June 30, 2004. As of June 30, 2005, there were outstanding options to purchase 5,781,801 shares of the Company's common stock, an outstanding investor warrant to purchase 3,935 shares of common stock and outstanding preferred stock convertible into 192,521,032 shares of common stock.

                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
                                 (Unaudited)              (Unaudited)
                            ----------------------  -----------------------
                              2005         2004        2005         2004
                           -----------  ----------  -----------  ----------
Numerator:-
  Net income (loss). . . . $     1,879  $      364  $     2,922  $     (634)
  Cumulative dividend on
    Series B Preferred
    Stock. . . . . . . . .        (560)       (516)      (1,107)     (1,022)
                           -----------  ----------  -----------  ----------
  Income (loss) applic-
    able to common
    stockholders . . . . . $     1,319  $     (152) $     1,815  $   (1,656)
                           ===========  ==========  ===========  ==========

Basic income (loss)
  per share. . . . . . . . $      0.03  $     0.00  $      0.04  $    (0.04)
                           ===========  ==========  ===========  ==========

Denominator:
  Weighted average
    shares used in the
    calculation of
    basic income (loss)
    per share. . . . . . .  46,947,776  39,232,977   43,234,415  39,225,888
                           ===========  ==========  ===========  ==========

Diluted income (loss)
  per share. . . . . . . . $      0.01  $     0.00  $      0.01  $    (0.04)
                           ===========  ==========  ===========  ==========
Denominator:
  Weighted average
    shares used in the
    calculation of
    diluted income
    (loss) per share . . . 244,991,099  39,232,977  239,589,914  39,225,888
                           ===========  ==========  ===========  ==========

9.    COMMITMENTS AND CONTINGENCIES:

      a.    LETTERS OF CREDIT

      On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank ("Wachovia") to collateralize lease deposits required with respect to the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The reimbursement obligations are secured by a lien on all of the Company's assets pursuant to the Amended and Restated Loan Agreement. The aggregate amount of letters of credit required to collateralize lease deposits on the Company's office facilities declined to $435 as of June 30, 2005, due to the scheduled reductions contained in the lease agreement for the Company's Chicago, Illinois facility and the termination of the lease for its San Francisco, California facility, which occurred in May 2005. The Landmark Letter of Credit for the Company's Chicago facility was renewed in 2005 for a one-year period ending April 2006. In accordance with the terms of our new lease agreement signed in August 2005 (see Note 11 to the Financial Statements included in this Form 10-Q), the aggregate amount of the Landmark Letters of Credit will increase to $750 upon our occupancy of the new Chicago office space, currently estimated to be January 2006, and then decrease by $75 each year until the sixth anniversary of the occupancy date, at which time the Landmark Letter of Credit for the new Chicago facility will remain at a balance of $400 for the remaining lease term. Landmark may, in its sole discretion, cancel any or all of the Landmark Letters of Credit upon 90 days' written notice to the Company. If the Landmark Letters of Credit expire or are so cancelled, the Company would need to enter into an alternate credit arrangement.

      b.    LONG TERM INCENTIVE PLAN

      Effective January 1, 2003, the Company established the CoolSavings, Inc. Long Term Incentive Plan (the "LTIP"). Employee participation in the LTIP is at the sole discretion of the Company's Board of Directors. LTIP participants are eligible to receive units which may increase in value if the Company achieves certain long term profitability objectives. After vesting, units which have increased in value above the grant price since the date of grant can be redeemed with the Company for cash payments equal to their increase in value. The Company will record an expense during periods in which the value of the outstanding units increases above the grant price. During the three and six months ended June 30, 2005 and June 30, 2004, the value of the outstanding units was below the grant price. Therefore, no expense was recorded during those periods.


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

      For 2004, the Company reported results in two operating segments: the CoolSavings service and Grocery Solutions. Grocery Solutions was a business line acquired from ADS in early 2004. During the first quarter of 2005, due to changes in its internal reporting, the Company determined that it operated in three segments, representing the distribution channels for its services: the CoolSavings Web Site Business, the Lead Generation Network, and FreeStyle Rewards. During the second quarter of 2005, the Company expanded its Lead Generation Network segment to include the results from its Coupon Network and FreeGiftCardsNow businesses, which were previously included in the CoolSavings Web Site Business segment. The Company also changed the name of the Lead Generation Network segment to the CoolSavings Marketing Network segment to reflect this change. The CoolSavings Web Site Business segment includes all revenues generated from consumer activity on coolsavings.com, the Company's web site, including revenue from lead generation, e-mail, and coupon services, as well as coupon services generated on the sites of the Company's partners in its distribution network. The CoolSavings Marketing Network segment includes revenue generated from consumer activity on the Company's Lead Generation Network, a distribution network of its partners' web properties for the Company's advertisers' lead generation offers, which became fully operational in the second quarter of 2004. It also includes revenue related to electronic coupons generated from activity occurring on the web sites of the Company's grocery retailer partners and the Company's FreeGiftCardsNow web site, freegiftcardsnow.com. The FreeStyle Rewards segment includes online shopping and lead generation revenue generated from activity occurring on the Company's freestylerewards.com web site. The FreeStyle Rewards business line began in the second quarter of 2004 and the freestyle-rewards.com web site was launched in the fourth quarter of 2004.

      The expenses presented below for each of these operating segments include costs directly associated with attracting consumers for each segment, such as online advertising costs, lead generation partner fees, consumer rewards costs, and certain dedicated costs related to sales, business development, and product development activities. No other expenses of the Company or any assets and liabilities of the Company are allocated to segments for internal reporting purposes. There is no inter-segment revenue.

      The table below contains segment financial data used by the chief operating decision maker of the Company for the three and six months ended June 30, 2004. Results for the three month period ended March 31, 2004 have been conformed to this presentation:


                                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005


                                                         Three Months Ended June 30, 2005
                                                                   (unaudited)
                                               ----------------------------------------------------
                                              CoolSavings   CoolSavings
                                               Web Site      Marketing     FreeStyle
                                               Business       Network       Rewards        Total
                                              ----------    ----------     ----------    ----------
Net revenues . . . . . . . . . . . . . . . .    $  7,085      $  8,561       $     25      $ 15,671
Allocated Consumer Acquisition,
  Business Development and Sales
  Commission Costs . . . . . . . . . . . . .       3,773         5,681            108         9,562
                                                --------      --------       --------      --------
Segment Contribution Margin. . . . . . . . .       3,312         2,880            (83)        6,109

Unallocated Depreciation and
  amortization . . . . . . . . . . . . . . .                                                    362
Unallocated Other operating costs
  and expenses . . . . . . . . . . . . . . .                                                  3,828
Unallocated Other expenses, net. . . . . . .                                                     39
                                                                                           --------
Income before income taxes . . . . . . . . .                                               $  1,880

                                                           Six Months Ended June 30, 2005
                                                                   (unaudited)
                                               ----------------------------------------------------
                                              CoolSavings   CoolSavings
                                               Web Site      Marketing     FreeStyle
                                               Business       Network       Rewards        Total
                                              ----------    ----------     ----------    ----------
Net revenues . . . . . . . . . . . . . . . .    $ 15,416      $ 15,500       $     33      $ 30,949
Allocated Consumer Acquisition,
  Business Development and Sales
  Commission Costs . . . . . . . . . . . . .       7,789        10,613            237        18,639
                                                --------      --------       --------      --------
Segment Contribution Margin. . . . . . . . .       7,627         4,887           (204)       12,310

Unallocated Depreciation and
  amortization . . . . . . . . . . . . . . .                                                    711
Unallocated Other operating costs
  and expenses . . . . . . . . . . . . . . .                                                  8,511
Unallocated Other expenses, net. . . . . . .                                                    149
                                                                                           --------
Income before income taxes . . . . . . . . .                                               $  2,939
                                                                                           ========




                                                         Three Months Ended June 30, 2004
                                                                   (unaudited)
                                               ----------------------------------------------------
                                              CoolSavings   CoolSavings
                                               Web Site      Marketing     FreeStyle
                                               Business       Network       Rewards        Total
                                              ----------    ----------     ----------    ----------

Net revenues . . . . . . . . . . . . . . . .    $  8,480      $    711       $  --         $  9,191
Allocated Consumer Acquisition,
  Business Development Costs and
  Sales Commission . . . . . . . . . . . . .       3,514           886             50         4,450
                                                --------      --------       --------      --------
Segment Contribution Margin. . . . . . . . .       4,966          (175)           (50)        4,741

Unallocated Depreciation and
  amortization . . . . . . . . . . . . . . .                                                    323
Unallocated Other operating costs
  and expenses . . . . . . . . . . . . . . .                                                  3,930
Unallocated Other expenses, net. . . . . . .                                                    120
                                                                                           --------
Income before income taxes . . . . . . . . .                                               $    368


                                                           Six Months Ended June 30, 2004
                                                                   (unaudited)
                                               ----------------------------------------------------
                                              CoolSavings   CoolSavings
                                               Web Site      Marketing     FreeStyle
                                               Business       Network       Rewards        Total
                                              ----------    ----------     ----------    ----------

Net revenues . . . . . . . . . . . . . . . .    $ 16,432      $    740       $  --         $ 17,172
Allocated Consumer Acquisition,
  Business Development and Sales
  Commission Costs . . . . . . . . . . . . .       7,298         1,249             75         8,622
                                                --------      --------       --------      --------
Segment Contribution Margin. . . . . . . . .       9,134          (509)           (75)        8,550

Unallocated Depreciation and
  amortization . . . . . . . . . . . . . . .                                                    619
Unallocated Other operating costs
  and expenses . . . . . . . . . . . . . . .                                                  8,323
Unallocated Other expenses, net. . . . . . .                                                    236
                                                                                           --------
Income before income taxes . . . . . . . . .                                               $   (628)
                                                                                           ========


11.   SUBSEQUENT EVENT:

      Effective August 1, 2005 the Company entered into a new lease agreement with its current landlord for the lease of approximately 49,500 square feet of office space at a different Chicago, Illinois office facility. The new lease agreement is scheduled to terminate in February 2016. The lease agreement for the Company's currently occupied office space in Chicago, Illinois will be terminated upon occupancy of the new space, which is expected to occur in approximately January 2006. Rent payments for the new office space are expected to be approximately $0.7 million during 2006, $1.0 million in 2007, and are expected to increase to approximately $1.4 million annually by 2015. In addition, the Company's rent payments on its existing office space will be reduced by approximately $0.2 million during the period prior to occupancy of the new space. The Company will continue to occupy and pay rent on its current leased office space until it occupies the new space. During the remainder of 2005, the Company expects to incur leasehold improvement costs for its new office of approximately $0.4 million, net of landlord incentives received. In addition, the Company expects to incur moving expenses of approximately $0.2 million during 2005. The Company is still in the process of determining the accounting for this transaction, which it will commence recording in the quarter ended September 30, 2005.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (dollar amounts are shown in thousands)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

      You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "forecast," "anticipate," "intend," "believe," "plan", "will," "expect," and similar expressions, but such words are not the exclusive means of identifying these statements. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this Quarterly Report on Form 10-Q, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, our ability to secure financing to meet our long-term capital needs, our ability to secure long-term contracts with existing advertisers and Marketing Network partners and attract new advertisers and Marketing Network partners, our ability to add new consumers, our ability to successfully introduce new services and features, our ability to compete successfully against current and future competitors, our ability to protect our patents, trademarks and proprietary rights, our ability to continue to attract, assimilate and retain highly skilled personnel, general industry, economic and market conditions and growth rates, and the potential for higher actual media costs and other costs and expenses, when compared to our estimated costs and projections. For a discussion of these and other risks, uncertainties and factors which could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements, see "Risk Factors" below.

      We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances or for any other reason, except as expressly required by applicable federal securities laws. You should not place undue reliance on any such forward-looking statements.

OVERVIEW AND RECENT DEVELOPMENTS

      CoolSavings provides interactive marketing services to advertisers, their agencies and publishers. Through the CoolSavings Marketing Network, we registered 24.5 million new consumers in the first six months of 2005 across our network of partner sites and our web properties: coolsavings.com, freestylerewards.com, and freegiftcardsnow.com. Registering consumers are defined as individuals presented with targeted offers from a CoolSavings advertiser while registering on a CoolSavings Marketing Network site. The CoolSavings Marketing Network provides convenient and personalized offers from a broad range of advertisers. During the first six months of 2005, we provided marketing services to nearly 600 advertisers in the retail, consumer packaged goods (CPG), education, financial, and media and publishing industries. Our services help our advertisers generate qualified leads, send targeted e-mail, distribute printable and electronic/paperless coupons and build customer loyalty. In addition, we uniquely combine transactional data with self-reported demographic and online behavioral data in a proprietary system that enables advertisers to target their best customers and improve their advertising results across our network. For participating CoolSavings Marketing Network partners, we provide additional potential sources of revenue, as well as valuable content to increase visitation and activation at their web properties.

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

      During the first quarter of 2005, due to changes in our internal reporting, we determined that we operated in three segments, representing the distribution channels for our services: the CoolSavings Web Site Business, the Lead Generation Network, and FreeStyle Rewards. During the second quarter of 2005, we expanded our Lead Generation Network segment to include the results from our coupon network and FreeGiftCardsNow businesses, which were previously included in the CoolSavings Web Site Business segment. We also changed the name of the Lead Generation Network segment to the CoolSavings Marketing Network segment to reflect this change. The CoolSavings Web Site Business segment includes all revenues generated from consumer activity on coolsavings.com, our web site, including revenue from lead generation, e-mail, and coupon services, as well as coupon services generated on the sites of our partners in our distribution network. The CoolSavings Marketing Network segment includes revenue generated from consumer activity on our Lead Generation Network, a distribution network of our partners' web properties for our advertisers' lead generation offers, which became fully operational in the second quarter of 2004. It also includes also includes results related to electronic coupons generated from activity on the web sites of our grocery retailer partners and our FreeGiftCardsNow web site, freegiftcardsnow.com. The FreeStyle Rewards segment includes online shopping and lead generation revenue generated from activity occurring on our freestylerewards.com web site. For segment financial information, see Note 10 to the Financial Statements included in this Form 10-Q.

      For the three and six months ended June 30, 2005, we recorded revenues of $15.7 million and $30.9 million, respectively. For those same periods, we recorded net income of $1.9 and $2.9 million, respectively. We expect to generate sufficient cash flow from operations to meet our anticipated operating cash needs for the foreseeable future, excluding any potential acquisitions that may require significant cash outlays, or any accelerated payments required in connection with Landmark's redemption rights (see note 6 to the Financial Statements included in this Form 10-Q).

      On April 1, 2005, we declared and paid a dividend in the amount of 3,524,882 shares of Series B Preferred Stock to the holders of our Series B Preferred Stock. As of June 30, 2005, dividends in the amount of 3,595,380 shares of Series B Preferred Stock had accrued "in-kind" on the outstanding shares of Series B Preferred Stock. We declared and paid those dividends on July 1, 2005. The Series B Preferred Stock issued is redeemable at Landmark's option at any time, subject to the Forbearance Accommodation Agreement, as described in Note 6 to the Financial Statements included in this Form 10-Q. The Series B Preferred Stock also is convertible into common stock at any time. As of June 30, 2005, Landmark held 179,769,008 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), convertible into an equal number of shares of common stock, and held a warrant to purchase 3,935 shares of our common stock.

      On May 16, 2005, Landmark exercised the Landmark Warrant (as defined under "Liquidity and Capital Resources" below), in part, to purchase 13,255,091 shares of our common stock at an exercise price of $0.50 per share. This transaction resulted in gross proceeds to us of approximately $6,628. We used the proceeds plus cash on hand to repay, on May 17, 2005, the Senior Secured Loan due to Landmark, plus compounded interest, which totaled $6,860.

      On May 20, 2005, Steven Golden, a former Chief Executive of our company, exercised all of his stock options for 1,213,000 shares of common stock, which resulted in proceeds to us of approximately $607.


CRITICAL ACCOUNTING POLICIES

      Our financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America. However, certain of our accounting policies, which we refer to as our "critical accounting policies," are particularly important to the portrayal of our financial position and results of operations and require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain and may change in future periods. Our management bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances. Management considers the following to be our critical accounting policies:

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

      Our pricing depends upon a variety of factors, including the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or consumer attributes, such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. For contracts based on performance or delivery criteria, revenues are recognized in the month performance is delivered and/or confirmation of delivery is obtained from the customer. Most of our contracts with advertisers have stated terms of less than one year and permit either party to terminate the contract upon advance written notice ranging from 2 to 60 days. In the event of a cancellation, the customer is contractually obligated to pay for the services delivered up to the point of cancellation. We have no contracts with refund provisions for services already delivered. In the three-month period ended June 30, 2005, our largest advertiser accounted for approximately 5.8% of our revenues and our top five advertisers together accounted for approximately 20.1% of our revenues, as compared to 3.9% and 16.9%, respectively, in the same period of 2004. In the six-month period ended June 30, 2005, our largest advertiser accounted for approximately 5.8% of our revenues and our top five advertisers together accounted for approximately 20.2% of our revenues, as compared to 3.9% and 16.7%, respectively, in the same period of 2004.

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

      LEASE EXIT COSTS

      Lease exit costs reflect costs associated with our determination that a significant portion of our leased office space was unnecessary for our future operations. During the first six months of 2005 and 2004, we recorded lease exit costs representing the present value of estimated future lease obligations related to the unnecessary leased office space, and estimated costs associated with subleasing the space, net of estimated cash flows from future sublease arrangements. These estimates are revised as we enter into subleases and as market conditions and future outlooks change, and as lease obligations are terminated. We are in the process of determining the impact of this new lease agreement (see Note 11 to the Financial Statements included in this Form 10-Q) on our lease exit liability, which we will commence recording in the quarter ended
September 30, 2005.


RESULTS OF OPERATIONS

      The following discusses our results of operations for our entire business. See Segment Information below for a discussion of segment financial information.

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      NET REVENUES

      Net revenues increased 71% to $15,671 in the three-month period ended June 30, 2005, from $9,191 in the three-month period ended June 30, 2004. The increased revenue was attributable primarily to the growth of our Lead Generation Network, which was launched late in the first quarter of 2004. We reported 12.8 million new consumer registrations across our network for the quarter, an increase of 891% compared to the second quarter of 2004, driven primarily by the consumer registrations on the Lead Generation Network. We also reported a 14% increase in the number of consumer responses (previously referred to as revenue-producing actions or RPAs) taken across our network during the second quarter, as compared to the same period of the prior year.

OPERATING COSTS AND EXPENSES

      COST OF REVENUES. Cost of revenues increased to $5,570, or 36% of revenues, in the three-month period ended June 30, 2005, from $1,266, or 14% of revenues, in the three-month period ended June 30, 2004. The increase in cost of revenues was primarily due to $4,754 in partner fee expenses related to our Lead Generation Network, as compared to $471 in the same period of 2004. The Lead Generation Network became fully operational during the second quarter of 2004. We expect cost of revenues, as a percentage of net revenues, to continue to increase as the Lead Generation Network revenues and related payments owed to Lead Generation Network partners become a more significant part of our business.

      SALES AND MARKETING. Sales and marketing expenses increased to $5,727, or 37% of net revenues, in the three-month period ended June 30, 2005, from $4,962, or 54% of net revenues, in the three-month period ended June 30, 2004. The increase in sales and marketing expenses was primarily due to an increase in online advertising expenses of $397 and an increase in workforce related expenses of $477. These increases were partially offset by a decrease in promotions and public relations expenses of $83. The decrease in sales and marketing expenses as a percentage of net revenue is primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in online advertising or in other sales and marketing expenses.

      PRODUCT DEVELOPMENT. Product development expenses increased to $977, or 6% of net revenues, in the three-month period ended June 30, 2005, from $867, or 9% of net revenues, in the three-month period ended June 30, 2004. The increase in product development expenses was primarily due to an increase in workforce related expenses. The decrease in product development expenses as a percentage of net revenue was primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in product development expenses.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $1,444, or 9% of net revenues, in the three-month period ended June 30, 2005, from $1,548, or 17% of net revenues, in the three-month period ended June 30, 2004. The decrease in general and administrative expenses was primarily due to an increase in the credit to stock options expense of $234 related to options granted to a former CEO (see Note 2 to the Financial Statements included in this Form 10-Q), a decrease of $78 in bad debt expense due to improvements in our trade receivables collection experience, and a decrease in insurance expense of $50 due to a reduction in the level of coverage purchased for directors and officers liability insurance and the resulting lower premium. Partially offsetting these decreases was an increase in workforce related costs of $260 related to higher management bonus expenses and an increased number of employees.

      LEASE EXIT COSTS. During the three months ended June 30, 2005 and June 30, 2004, we revised our estimates of the future net costs associated with office space determined to be unnecessary for our future operations. In accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $35 and $60 in the three months ended June 30, 2005 and June 30, 2004, respectively, representing accretion expenses on the lease exit liability and adjustments to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.
These estimates are revised quarterly, or as market conditions and future outlook change. We are in the process of determining the impact of this new lease agreement (see Note 11 to the Financial Statements included in this Form 10-Q) on our lease exit liability, which we will commence recording in the quarter ended September 30, 2005.

      INCOME FROM OPERATIONS. Our income from operations was $1,918 for the three-month period ended June 30, 2005, compared to $488 for the same period of 2004. The increase was primarily due to increased revenues from the CoolSavings Marketing Network, less associated partner fee expenses and other direct allocated expenses, the net of which increased income from operations by $3,055, and an increase in the credit to stock options expense of $234. Partially offsetting these increases were an increase in other workforce related expenses of $439 and in online advertising expense of $397.

      INTEREST INCOME (EXPENSE), NET. During the three-month period ended June 30, 2005, we incurred net interest expense of $38, as compared to net interest expense of $120 for the three-month period ended June 30, 2004. The difference was attributable to repayment of the Senior Secured Loan to Landmark on May 17, 2005, and interest income earned on higher cash balances in the first quarter of 2005.

      INCOME TAXES. During the three-month period ended June 30, 2005, we incurred $1 in income tax expense, as compared to $4 in the three-month period ended June 30, 2004. The decrease in income tax expense in 2005 primarily relates to the reversal in the second quarter of 2005 California state income taxes which had been accrued in the first quarter of 2005. During the second quarter of 2005, we determined that we expect to be able to use our net operating loss carryforwards in California in 2005.

      SEGMENT INFORMATION

      Beginning in 2005, we determined, due to changes in our internal reporting, that our company operates in three segments which represent the new distribution channels for our services: the CoolSavings Web Site Business, the CoolSavings Marketing Network, and FreeStyle Rewards. We measure the operating performance of our segments by allocating to them certain expenses which are directly associated with attracting consumers, such as online advertising costs, lead generation partner fees, consumer rewards costs, and certain dedicated costs related to sales, business development, and product development activities. We refer to the net of these allocated expenses against segment revenues as "contribution margin".

See Note 10 to the Financial Statements included in this Form 10-Q for segment financial data.

            COOLSAVINGS WEB SITE BUSINESS SEGMENT

      The CoolSavings Web Site Business segment includes all revenues generated from consumer activity occurring on our coolsavings.com web site, including revenue from lead generation, e-mail, and coupon services.

      Net revenues from our CoolSavings Web Site Business segment decreased 16% to $7,085 in the three month period ended June 30, 2005 from $8,480 in the three month period ended June 30, 2004. The revenue decrease was primarily due to declines in our e-mail, lead generation, and coupon services. We reported a 31% decrease in the number of consumer responses during the second quarter, as compared to the same period of the prior year. We reported 1.4 million new consumer registrations for the quarter, an increase of 14% compared to the second quarter of 2004. Expenses associated with online advertising increased $275 in the three month period ended June 30, 2005, compared to the three month period ended June 30, 2004. In the three month period ended June 30, 2005, contribution margin for the CoolSavings Web Site Business segment decreased 33% to $3,312 from $4,966 in the three month period ended June 30, 2004.

            COOLSAVINGS MARKETING NETWORK SEGMENT

      The CoolSavings Marketing Network segment includes all revenues generated from consumer activity occurring on the sites our partners in our distribution network, including our Lead Generation Network which was launched in the second quarter of 2004, our Coupon Network, FreeGiftCardsNow web site, and revenues from electronic coupons generated from activity occurring on the web sites of our grocery retailer partners.

      Net revenues for our CoolSavings Marketing Network segment increased to $8,561 in the three month period ended June 30, 2005 from $711 in the three month period ended June 30, 2004. We reported 11.4 million new consumer registrations for the quarter, compared to an insignificant number of new consumer registrations in the second quarter of 2004. Expenses allocated to the CoolSavings Marketing Network to arrive at contribution margin include partner fee, product development, business development, and sales commission expenses, with partner fee expenses accounting for the majority of the total allocated costs. In the three month period ended
June 30, 2005, expenses allocated to the Lead Generation Network increased to $5,681 from $886 in the three month period ended June 30, 2004, and contribution margin increased to $2,880 from a loss of $175.

            FREESTYLE REWARDS SEGMENT

      The FreeStyle Rewards segment includes online shopping and lead generation revenue generated from activity occurring on our freestylerewards.com web site. The FreeStyle Rewards business line began in the second quarter of 2004 and the freestylerewards.com web site was launched in the fourth quarter of 2004.

      Net revenues from our FreeStyle Rewards segment were $25 for the three month period ended June 30, 2005, compared to $0 during the same period in 2004. Expenses allocated to FreeStyle Rewards to arrive at contribution margin include online advertising, consumer rewards, product development, business development and sales commission expenses. For the three month period ended June 30, 2005, allocated expenses were $108 and contribution margin was a loss of $83. For the three month period ended June 30, 2004, allocated expenses were $50 and contribution margin was a loss of $50.


SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      NET REVENUES

      Net revenues increased 80% to $30,949 in the six-month period ended June 30, 2005 from $17,172 in the six-month period ended June 30, 2004. The increased revenue was attributable primarily to the growth of our Lead Generation Network, which was launched in the second quarter of 2004. We reported 24.5 million new consumer registrations across our network for the period, an increase of 727% compared to the same period of 2004, driven primarily by the consumer registrations on the Lead Generation Network. We also reported a 24% increase in the number of consumer responses (previously referred to as revenue-producing actions or RPAs) taken across our network during the six months ended June 30, 2005, as compared to the same period of the prior year.

      OPERATING COSTS AND EXPENSES

      COST OF REVENUES. Cost of revenues increased to $10,625, or 34% of revenues, in the six-month period ended June 30, 2005, from $1,928, or 11% of revenues, in the six-month period ended June 30, 2004. The increase in cost of revenues was primarily due to $9,054 in partner fee expenses related to our Lead Generation Network, as compared to $490 in the same period of 2004. The Lead Generation Network became fully operational during the second quarter of 2004. We expect cost of revenues, as a percentage of net revenues, to continue to increase as the Lead Generation Network revenues and related payments owed to Lead Generation Network partners become a more significant part of our business.

      SALES AND MARKETING. Sales and marketing expenses increased to $11,525, or 37% of net revenues, in the six-month period ended June 30, 2005, from $10,355, or 60% of net revenues, in the six-month period ended June 30, 2004. The increase in sales and marketing expenses was primarily due to an increase in online advertising expenses of $701 and an increase in workforce related expenses of $777, including increased commissions on higher revenues and management bonuses. These increases were partially offset by a decrease in promotions and public relations expenses of $220. The decrease in sales and marketing expenses as a percentage of net revenue was primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in online advertising or in other sales and marketing expenses.

      PRODUCT DEVELOPMENT. Product development expenses decreased to $1,912, or 6% of net revenues, in the six-month period ended June 30, 2005, from $1,840, or 11% of net revenues, in the six-month period ended June 30, 2004. The increase in product development expenses was primarily due to an increase in workforce related expenses. The decrease in product development expenses as a percentage of net revenue was primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in product development expenses.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3,742, or 12% of net revenues, in the six-month period ended June 30, 2005, from $3,327, or 19% of net revenues, in the six-month period ended June 30, 2004. The increase in general and administrative expenses was primarily due to an increase in workforce related costs of $410, stock options expense of $160 related to options granted to a former CEO (see
Note 2 to the Financial Statements), and an increase in accounting fees of $95 related to costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Partially offsetting these increases was a decrease in insurance expense of $107 due to a reduction in the level of coverage purchased for directors and officers liability insurance and the resulting lower premium and lower legal fees of $80 related to fewer intellectual property matters.

      LEASE EXIT COSTS.  During the six months ended June 30, 2005 and
June 30, 2004, we revised our estimates of the future net costs associated with office space determined to be unnecessary for our future operations. In accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded an operating expense of $58 and $114 in the six months ended June 30, 2005 and June 30, 2004, respectively, representing accretion expenses on the lease exit liability and adjustments to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements.
These estimates are revised quarterly, or as market conditions and future outlook change. We are in the process of determining the impact of this new lease agreement (see Note 11 to the Financial Statements included in this Form 10-Q) on our lease exit liability, which we will commence recording in the quarter ended September 30, 2005.

      INCOME FROM OPERATIONS. Our income from operations was $3,087 for the six-month period ended June 30, 2005, compared to a loss from operations of $392 for the same period of 2004. The increase was primarily due to increased revenues from the lead generation network, less associated partner fee expenses and other allocated expenses, the net of which increased income from operations by $5,396. Partially offsetting this increase were increases in online advertising of $701, other workforce related expenses of $373, and stock options expenses of $160.

      INTEREST INCOME (EXPENSE), NET. During the six-month period ended June 30, 2005, we incurred net interest expense of $148, as compared to net interest expense of $236 for the six-month period ended June 30, 2004. The difference was attributable to repayment of the Senior Secured Loan to Landmark on May 17, 2005, and interest income earned on higher cash balances in the first six months of 2005.

      INCOME TAXES. During the six-month period ended June 30, 2005, we incurred $17 in income tax expense, as compared to $6 in the six-month period ended June 30, 2004. The increase in income tax expense in 2005 primarily relates to state income taxes incurred in 2005, resulting from our limited ability to use net operating loss carryforwards in New Jersey in 2005.

      SEGMENT INFORMATION

            COOLSAVINGS WEB SITE BUSINESS SEGMENT

      Net revenues from our CoolSavings Web Site Business segment decreased 6% to $15,416 in the six month period ended June 30, 2005 from $16,432 in the six month period ended June 30, 2004. The decreased revenue was primarily due to declines in our lead generation and coupon services. We experienced a 17% decrease in the number of consumer responses taken during the first six month, as compared to the same period of the prior year. Expenses associated with online advertising increased $550 in the six month period ended June 30, 2005, compared to the six month period ended June 30, 2004. We reported 3.1 million new consumer registrations for the six month period ended June 30, 2005, an increase of 9% compared to the first six months of 2004. In the six month period ended June 30, 2005, contribution margin for the CoolSavings Web Site Business segment decreased 16% to $7,627 from $9,134 in the six month period ended June 30, 2004.

            COOLSAVINGS MARKETING NETWORK SEGMENT

      Net revenues for our CoolSavings Marketing Network segment increased to $15,500 in the six month period ended June 30, 2005 from $740 in the six month period ended June 30, 2004. We reported 21.4 million new consumer registrations for the period, compared to an insignificant number of new consumer registrations in the first six months of 2004. In the six month period ended June 30, 2005, expenses allocated to the CoolSavings Marketing Network increased to $10,613 from $1,249 in the six month period ended
June 30, 2004. During the same periods, contribution margin increased to $4,887 from a loss of $509.

            FREESTYLE REWARDS SEGMENT

      Net revenues from our FreeStyle Rewards segment were $33 for the six month period ended June 30, 2005, compared to $0 for the same period of 2004. For the six month period ended June 30, 2005, expenses allocated to FreeStyle Rewards were $237 and contribution margin was a loss of $204. For the six month period ended June 30, 2004, allocated expenses were $75 and contribution margin was a loss of $75.


LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, we had approximately $7,308 in cash and cash equivalents, compared to $7,162 at December 31, 2004. Accounts receivable, net of allowances for doubtful accounts, were $10,585 at June 30, 2005 compared to $6,681 at the end of 2004. At June 30, 2005, working capital was $10,263 as compared to negative working capital of $8 at the end of 2004. The working capital increase was due primarily to cash proceeds of $6,628 received from Landmark related to its exercise of a warrant for 13,255,091 shares of our common stock, as discussed below. These proceeds enabled us to eliminate the liability related to the Senior Secured Loan. Also, the working capital increase was partially due to the increase in our accounts receivable resulting from our revenue growth during the period.

      We expect to generate sufficient cash flows from operations to meet our anticipated cash needs for working capital and capital expenditures for the foreseeable future, excluding any potential acquisitions that may require significant cash outlays, or any accelerated payments required in connection with Landmark's redemption rights. However, if cash generated from our operations is insufficient to satisfy our cash needs, we may be required to raise additional capital or issue additional debt. If we raise additional funds through the issuance of equity or equity-linked securities, our stockholders may experience significant dilution. Debt financing may not be available to us when we need it or, if available, may not be on terms favorable to us or to our stockholders. If financing is not available to us when needed or is not available to us on acceptable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

      On May 16, 2005, Landmark exercised, in part, the Landmark Warrant (defined below) to purchase 13,255,091 shares of our common stock at an exercise price of $0.50 per share. This transaction resulted in gross proceeds to us of approximately $6,628. We used the proceeds and cash on hand to repay the Senior Secured Loan due to Landmark which, with accrued interest, totaled $6,860.

      For the six-month period ended June 30, 2005, net cash provided by operating activities was $228 due mainly to net income generated for the period, partially offset by an increase in accounts receivable. Net cash used in operating activities in the six-month period ended 2004 was $689 resulting primarily from an increase in accounts receivable and a net loss for the period.

      Net cash used in investing activities was $461 in the six-month period ended June 30, 2005, as compared to $1,465 for the same period of 2004. Net cash used in investing activities in the first six months of 2005 resulted primarily from costs incurred to develop our web site and the purchase of computer equipment. Net cash used in investing activities in the first six months of 2004 resulted from amounts used in our acquisition of TMS, the purchase of computer equipment and developing our web site.

      Net cash provided by financing activities was $379 in the six months ended June 30, 2005, as compared to $10 for the same period of 2004. Net cash provided by financing activities in 2005 was due to the proceeds from the exercise of the Landmark Warrant and stock options, net of our repayment to Landmark of the Senior Secured Loan (defined below).

      Since our inception, we have financed our operations primarily through the sale of our stock and the issuance of notes payable. In June and July 2001, we received aggregate proceeds of $5,000 from loans to us by Landmark (the "Senior Secured Loan"). The Senior Secured Loan was payable on June 30, 2006 and bore interest at the rate of 8.0% per annum and was secured by a lien on all of our assets. The interest was paid quarterly in arrears in the form of additional notes and warrants (described below). We had the right to prepay the Senior Secured Loan on or after its third anniversary if certain conditions were met. The Senior Secured Loan also contained financial covenants and negative and affirmative covenants that, among other things, restricted our ability to incur additional indebtedness and take other actions without the consent of Landmark. On May 17, 2005, we repaid the Senior Secured Loan in the amount of $6,860, including accrued interest, in its entirety with the proceeds of $6,628 received in connection with Landmark's partial exercise of the Landmark Warrant and $232 from cash on hand.

      In connection with the Senior Secured Loan, on November 12, 2001, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part at any time. The Landmark Warrant contains a net exercise feature and was exercisable for 10,000,000 shares of our common stock at an exercise price of $0.50 per share at November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The number of shares exercisable under the Landmark Warrant automatically increased by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. As discussed above, on May 16, 2005, Landmark exercised the Landmark Warrant, in part, to purchase 13,255,091 shares of our common stock at an exercise price of $0.50 per share. As of June 30, 2005, the Landmark Warrant was exercisable for 3,935 shares of our common stock.

      The Series B Preferred Stock issued is redeemable at Landmark's option at any time, subject to Landmark's agreement, dated March 29, 2005, that until April 1, 2006, it will not require us to redeem any or all of its shares of Series B Preferred Stock as a result of existing defaults on the Senior Secured Loan (the "Forbearance Accommodation Agreement"). As of June 30, 2005, Landmark held 179,769,008 shares (including dividends paid "in-kind") of Series B Preferred Stock at an aggregate redemption value of $27,934 (and has rights with respect to accrued dividends thereon), 31,110,092 shares of common stock, and the Landmark Warrant to purchase 3,935 shares of our common stock. Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on outstanding Series B Preferred Stock. Landmark's ownership also will increase if it exercises the remaining Landmark Warrant.

      Effective August 31, 2002, we entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On our behalf, Landmark applied for and received letters of credit (the "Landmark Letters of Credit") in the aggregate amount of $1,559 from Wachovia Bank to collateralize lease deposits on our office facilities. Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. These obligations are secured by a lien on all of our assets pursuant to the Amended and Restated Loan Agreement, which remains in effect notwithstanding the repayment of the Senior Secured Loan on May 17, 2005. If we fail to pay Landmark any amount when due, interest will accrue and compound on all such amounts at the rate of 7% per annum until such time as Landmark demands payment. Upon Landmark's demand for payment, interest will accrue and compound on all such amounts at the rate of 10% per annum from the date of the demand, increasing monthly at a rate of 1%. The aggregate amount of letters of credit required to collateralize lease deposits on our office facilities declined to $435 as of June 30, 2005, due to the scheduled reductions contained in our lease agreements for our Chicago, Illinois facility and the termination of our San Francisco, California facility in May 2005. The Landmark Letter of Credit for our Chicago facility was renewed in 2005 through April 2006. In accordance with the terms of our new lease agreement signed in August 2005 (see Note 11 to the Financial Statements included in this Form 10-Q), the aggregate amount of the Landmark Letters of Credit will increase to $750 upon our occupancy of the new Chicago office space, currently estimated to be January 2006, and then decrease by $75 each year until the sixth anniversary of the occupancy date, at which time the Landmark Letter of Credit for the new Chicago facility will remain at a balance of $400 for the remaining lease term. Landmark may, at its sole discretion, cancel the Landmark Letters of Credit on 90 days written notice to us. If the Landmark Letters of Credit expire or are cancelled, we will need to enter into an alternate credit arrangement. If an alternate arrangement is not available when required or is not available on acceptable terms, our business, results of operations and financial condition may be materially adversely affected.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections ("SFAS 154"). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require us to restate our previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on our results of operations and financial position.

      In December 2004, FASB issued Statement No. 123R, "Share-Based Payment" (FAS 123R), which addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity that may be settled by the issuance of such equity instruments. FAS 123R requires companies to expense the fair value of employee stock options and similar awards. In April, 2005 the Securities and Exchange Commission announced the adoption of a rule that amends the compliance dates for FAS 123R. The new rule allows a company to implement FAS 123R at the beginning of its next fiscal year that begins after June 15, 2005, which for us is the first quarter of 2006. FAS 123R applies to all outstanding and unvested share-based payment awards at our adoption date.

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

In SAB 107, the SEC staff acknowledges that there exists a range of potential conduct, conclusions, or methodologies that reasonably could be applied in estimating fair values of share-based arrangements; thus, if a registrant makes a good-faith estimate in accordance with the provisions of FAS 123R, future events that affect an instrument's fair value will not cast a doubt concerning the reasonableness of the original estimate. For the year ending December 31, 2006, we expect to incur approximately $30 in stock option expense upon application of the modified prospective method of this new accounting standard, as we currently have no plans to make future option grants.

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

      In March 2005, the FASB issued Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 is an interpretation of certain terms and concepts in FASB Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation as used in FAS No. 143, and therefore should be recognized if the fair value of the contractual obligation is reasonably estimable. Clarification of when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation is also contained in FIN 47, as well as identification of certain disclosures required about unrecognized asset retirement obligations. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15. We do not expect our adoption of FIN 47 to have a material effect on our results of operations or financial position.


RISK FACTORS

      You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results, cash flows and prospects, and/or the market price of our common stock.

      WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

      At June 30, 2005, we had $7,308 of cash and cash equivalents.
Subject to the Forbearance Accommodation Agreement, Landmark could at any time require us to redeem any or all of the shares of Series B Preferred Stock held by Landmark, which had an aggregate redemption value of $27,934 as of June 30, 2005. Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain financing to meet our long-term capital needs, we may be unable to operate our business. If Landmark exercises its redemption rights, we will be unable to continue to operate our business, unless approval is obtained from Landmark to obtain additional financing and we are able to obtain such financing on acceptable terms. We may not be able to obtain such financing.

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

      Due to the proliferation of unsolicited e-mail, many ISPs are developing technologies to limit or eliminate the delivery of unsolicited e-mail to their members. Although we send e-mail only to registered consumers who specifically have requested we do so, the technologies currently in use or those being developed, such as e-mail surcharges, electronic stamps, ISP-approved white lists, or e-mail sender password verifications, may not respect the choices made by our registered consumers. At various times during the first six months of 2005, and prior periods, we like others in the industry who send e-mail, experienced an ISP's failure to deliver e-mails to their customers who are also our consumers in our opt-in e-mail database.

      Many of our registered e-mail consumers use e-mail services provided by one of the relatively small number of large ISPs. If one or more of those ISPs fails to deliver our e-mail transmissions, our inability to communicate with those registered consumers could harm our business. In addition, if one or more of those ISPs adopt electronic stamp technology or a white list, our costs related to e-mail delivery may increase substantially. In any of the prior examples, we may not be able to send the volume of e-mail requested by an advertiser. Furthermore, our inability to communicate with those registered consumers who have consented to receive e-mail may cause them to stop visiting our web site. If our database of e-mail addresses shrinks materially as a result of the failure of one or more ISPs to deliver our e-mail services, advertisers may be less willing to purchase our e-mail services, or may only be willing to pay lower prices for our services.

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

      We may not prevent others from infringing on our patents and using our proprietary rights. In the event that we are sued for patent infringement, such lawsuits may seek damages against us and/or seek to prevent us from using features of our system or business. Competitors also may take steps in the United States Patent and Trademark Office to contest our patent rights. Our '648 Patent (described below) is currently with the United States Patent and Trademark Office is in the re-examination process.

The United States Patent and Trademark Office issued its preliminary finding rejecting certain claims of the '648 Patent on June 3, 2005. We have filed an Office Action Response with the United States Patent and Trademark Office on August 3, 2005, which refutes many of the findings in the preliminary rejection. The final outcome of the re-examination may result in the '648 Patent being narrowed in scope or declared invalid. A decision by the United States Patent and Trademark Office to either narrow the scope of the '648 Patent or declare the '648 Patent invalid may harm our business.

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

      OUR SERIES B PREFERRED STOCKHOLDER HAS THE ABILITY TO EXERCISE SIGNIFICANT CONTROL OVER US

      Landmark, the holder of our Series B Preferred Stock, has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, pursuant to the terms of our Certificate of Incorporation, as the holder of all of our Series B Preferred Stock, Landmark is entitled to designate not less than a majority of the Board of Directors of the Company. Among other limitations, without the approval of the holders of at least a majority of the outstanding shares of Series B Preferred Stock, we may not:
      .     amend our charter document or our bylaws;

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

      Furthermore, as of June 30, 2005, Landmark controlled approximately 86% of the voting power of our outstanding voting stock.

      OUR STOCKHOLDERS COULD SUFFER SUBSTANTIAL DILUTION AS A RESULT OF OUTSTANDING PREFERRED STOCK AND STOCK OPTIONS AND NEW ISSUANCES OF PREFERRED STOCK, AND OUR STOCK PRICE MAY DECLINE IF A LARGE NUMBER OF SHARES ARE SOLD OR THERE IS A PERCEPTION THAT SUCH SALES COULD OCCUR

      As of June 30, 2005, we had a total of 192,521,032 shares of Series B and Series C Preferred Stock issued and outstanding. Under the terms and conditions of the Series B and Series C Preferred Stock, these shares are convertible into an equal number of shares of our common stock at the holders' option. In addition, as of June 30, 2005, we had outstanding warrants exercisable by Landmark to purchase 3,935 shares of our common stock and outstanding stock options exercisable for 5,781,801 shares of our common stock. Also, we continue to issue additional shares of Series B Preferred Stock as "in-kind" payments for dividends accruing on the Series B Preferred Stock. Our stockholders may suffer substantial additional dilution as a result of the issuance of additional shares of preferred stock and warrants. Furthermore, our stock price may decline as a result of sales of a large number of the shares of common stock issuable upon conversion or exercise of the preferred stock, warrants and/or stock options or the perception that such sales could occur.

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

      The market price of our common stock has been volatile and may be subject to wide fluctuations. During the past six fiscal years, and through the first six months of 2005, the per share closing price of our common stock has fluctuated from a high of $7.13 per share to a low of $0.03 per share. Factors that might cause the market price of our common stock to fluctuate include, without limitation:

      .     quarterly variations in our operating results;

      . interpretation of the effect of our Series B Preferred Stock and Series C Preferred Stock on our overall capital structure;

      . changes in our earnings forecasts and our ability to meet those forecasts;

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

      .     changes in our liquidity position;

      .     changes in key personnel;

      . future issuances of our common stock, including issuances upon conversion of our Series B Preferred Stock, Series C Preferred Stock, and the exercise of outstanding warrants or options;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at June 30, 2005. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio are cash or cash equivalents, the related income would not be significantly impacted by increases or decreases in interest rates due to the short-term nature of our investment portfolio, and we believe our portfolio is at fair value. If market rates were to increase immediately by 10% from levels on June 30, 2005, the fair value of this investment portfolio would increase by an immaterial amount. If market rates were to decrease immediately by 10% from levels on June 30, 2005, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

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


ITEM 4.  CONTROLS AND PROCEDURES

      Based upon an evaluation of our disclosure controls and procedures performed by management, with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer have concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We are currently a defendant in a wrongful termination lawsuit filed by one of our former employees. There have been no material changes in the status of the lawsuit since December 31, 2004. For a further discussion of this legal proceeding, see "Part I. Item 3. - Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.

      We may be involved in additional litigation, investigations or other proceedings in the future. Any litigation, investigation or proceedings, with or without merit, could be costly and time-consuming and could divert our management's attention and resources, which in turn could harm our business and financial results.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES (dollar amounts are shown in thousands)

      At June 30, 2005, we were not in compliance with certain financial covenants of the Amended and Restated Loan Agreement. Defaults under the Amended and Restated Loan Agreement, which cannot be cured, include:

..     our failure to achieve a prescribed amount of billings during 2001;
      and

..     our failure to maintain a minimum level of working capital and ratio of cash, cash equivalents and certain receivables over current liabilities; and

..     our failure to maintain a minimum ratio of total indebtedness over tangible net worth.

      On May 17, 2005, we repaid the Senior Secured Loan in the amount of $6,860 including accrued interest, in its entirety with the proceeds of $6,628 received in connection with Landmark's partial exercise of the Landmark Warrant for 13,255,091 shares of our common stock and $232 from cash on hand.

      As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may, at its option, require us to redeem, at any time, all of the issued and outstanding Series B Preferred Stock which had an aggregate redemption value of $27,934 as of June 30, 2005. Landmark's redemption rights, however, are subject to Landmark's agreement, dated March 29, 2005, that until April 1, 2006, it will not require us to redeem any or all of its shares of Series B Preferred Stock as a result of existing default.


ITEM 6.  EXHIBITS

      Exhibits:

            10.1 Lease Agreement effective as of August 1, 2005, by and between One North Dearborn Properties, LLC and
                  CoolSavings, Inc. (incorporated by reference to Exhibit 10.1 to the CoolSavings' Current Report on Form 8-K dated August 11, 2005).

            10.2 Fifth Amendment to Lease effective as of August 1, 2005, by and between 360 North Michigan Properties, LLC and CoolSavings, Inc. (incorporated by reference to Exhibit 10.2 to the 2005 CoolSavings' Current Report on Form 8-K dated August 11, 2005).


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



                                     COOLSAVINGS, INC.


Dated:  August 12, 2005              /s/ Matthew Moog
                                     -----------------------------------
                                     Matthew Moog
                                     President and Chief Executive Officer
                                     (duly authorized officer)



Dated:  August 12, 2005              /s/ David B. Arney
                                     -----------------------------------
                                     David B. Arney
                                     Senior Vice President of Operations
                                     and Chief Financial Officer
                                     (principal financial and
                                     accounting officer)