Form 10-Q
period 2005-09-30
COOLSAVINGS INC
filed 2005-11-14
CIK 1087875

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

Number of shares of common stock, $0.001 par value per share, outstanding as of September 30, 2005: 54,170,562. (This number represents the number of shares that are required to be reported here. The accompanying report describes additional shares of common stock that are issuable upon conversion of outstanding shares of preferred stock and the exercise of outstanding warrants and outstanding stock options.)

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

                                    INDEX



PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Balance Sheets
              September 30, 2005 and December 31, 2004 . . . . .      3

            Statements of Operations
              Three and Nine Months Ended
              September 30, 2005 and 2004. . . . . . . . . . . .      6

            Statement of Changes in Convertible Redeemable
              Preferred Stock and Stockholders' Deficit
              Nine Months Ended September 30, 2005 . . . . . . .      8

            Statements of Cash Flows
              Nine Months Ended September 30, 2005 and 2004. . .      9

            Notes to Financial Statements. . . . . . . . . . . .     11


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . .     26


Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk. . . . . . . . . . . . . . . . . .     49

Item 4.     Controls and Procedures. . . . . . . . . . . . . . .     49


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . .     50

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . .     50

Item 6.     Exhibits . . . . . . . . . . . . . . . . . . . . . .     51


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . .     52

PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              COOLSAVINGS, INC.
                               BALANCE SHEETS
               (in thousands, except share and per share data)
                                 (Unaudited)


                                               September 30,  December 31,
                                                   2005          2004
                                               -------------  ------------
                                   ASSETS
                                   ------

Current assets:
  Cash and cash equivalents. . . . . . . . . .    $    7,588    $    7,162
  Accounts receivable, net of allowance
    of $657 and $424 at September 30, 2005
    and December 31, 2004, respectively. . . .        10,956         6,681
  Prepaid and other assets, including
    amounts due from related parties of
    $8 and $4, at September 30, 2005 and
    December 31, 2004, respectively. . . . . .           683           258
                                                  ----------    ----------

          Total current assets . . . . . . . .        19,227        14,101

Property and equipment . . . . . . . . . . . .         9,263         9,434
Capitalized software costs . . . . . . . . . .         1,490         1,490
Capitalized web site costs . . . . . . . . . .         4,243         3,957
                                                  ----------    ----------

Total. . . . . . . . . . . . . . . . . . . . .        14,996        14,881

Less accumulated depreciation
  and amortization . . . . . . . . . . . . . .       (12,705)      (12,247)
                                                  ----------    ----------
                                                       2,291         2,634

Intangible assets, patents and licenses,
  net of accumulated amortization of $513
  and $512 at September 30, 2005 and
  December 31, 2004, respectively. . . . . . .            17            18

Goodwill - TMS . . . . . . . . . . . . . . . .           569           569
                                                  ----------    ----------

Total assets . . . . . . . . . . . . . . . . .    $   22,104    $   17,322
                                                  ==========    ==========

                              COOLSAVINGS, INC.
                         BALANCE SHEETS - Continued
               (in thousands, except share and per share data)
                                 (Unaudited)

                                               September 30,  December 31,
                                                   2005          2004
                                               -------------  ------------
                                 LIABILITIES
                                 -----------
Current liabilities:
  Accounts payable, including amounts
    due to related parties of $0 and
    $20 at September 30, 2005 and
    December 31, 2004, respectively. . . . . .    $       86    $      655
  Accrued partner fee expenses, including
    amounts due to related parties of $46
    and $100 at September 30, 2005 and
    December 31, 2004, respectively. . . . . .         2,356         1,288
  Accrued marketing expense, including
    amount due to related parties of $53
    and $7 at September 30, 2005 and
    December 31, 2004, respectively. . . . . .         2,135         1,609
  Accrued compensation . . . . . . . . . . . .         1,654         1,849
  Accrued interest due to related party. . . .         --               89
  Accrued expenses, including amounts
    due to related parties of $579 and
    $843 at September 30, 2005 and
    December 31, 2004, respectively. . . . . .         1,382         1,530
  Lease exit cost liability. . . . . . . . . .           122           210
  Deferred revenue . . . . . . . . . . . . . .           192           312
  Senior secured note payable due to
    related party. . . . . . . . . . . . . . .         --            6,567
                                                  ----------    ----------
          Total current liabilities. . . . . .         7,927        14,109
                                                  ----------    ----------
Long-term liabilities:
  Deferred revenue . . . . . . . . . . . . . .           229           260
  Lease exit cost liability. . . . . . . . . .         --              980
  Deferred income tax liability. . . . . . . .            24            13
  Other long-term liabilities. . . . . . . . .         --                4
                                                  ----------    ----------
          Total long-term liabilities. . . . .           253         1,257
                                                  ----------    ----------

Commitments and contingencies (Note 9)

Convertible redeemable cumulative Series B
  Preferred Stock, $0.001 par value,
    258,000,000 shares authorized at
    September 30, 2005 and December 31,
    2004, and 183,364,388 and 172,788,359
    shares issued and outstanding at
    September 30, 2005 and December 31,
    2004, respectively (liquidation
    preference of $0.1554 per share at
    September 30, 2005 and December 31,
    2004). . . . . . . . . . . . . . . . . . .        28,493        26,850

Convertible redeemable Series C Preferred
  Stock, $0.001 par value, 13,000,000
  shares authorized at September 30, 2005
  and December 31, 2004, and 12,752,024 and
  13,000,000 shares issued and outstanding
  at September 30, 2005 and December 31,
  2004, respectively  (liquidation
  preference of $0.1665 per share at
  September 30, 2005 and December 31,
  2004). . . . . . . . . . . . . . . . . . . .         1,913         1,950

                              COOLSAVINGS, INC.
                         BALANCE SHEETS - Continued
               (in thousands, except share and per share data)
                                 (Unaudited)


                                               September 30,  December 31,
                                                   2005          2004
                                               -------------  ------------

                            STOCKHOLDERS' DEFICIT
                            ---------------------

Common stock, $0.001 par value per share,
  379,000,000 shares authorized at
  September 30, 2005 and December 31, 2004,
  and 54,170,562 and 39,409,298 shares
  issued and outstanding at September 30,
  2005 and December 31, 2004, respectively . .            54            39

Additional paid-in capital . . . . . . . . . .        75,245        69,655

Accumulated deficit. . . . . . . . . . . . . .       (91,781)      (96,538)
                                                  ----------    ----------

          Total stockholders' deficit. . . . .       (16,482)      (26,844)
                                                  ----------    ----------
          Total liabilities, convertible
            redeemable preferred stock and
            stockholders' deficit. . . . . . .    $   22,104    $   17,322
                                                  ==========    ==========





































  The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                          STATEMENTS OF OPERATIONS
               (in thousands, except share and per share data)

       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                 (UNAUDITED)


                            THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,            SEPTEMBER 30,
                        ------------------------   -----------------------
                             2005        2004         2005         2004
                         -----------  ----------  -----------   ----------

Net revenues . . . . . . $    17,231  $    8,964  $    48,179   $   26,136

Operating costs and
 expenses:
  Cost of revenues . . .       7,539       1,624       18,164        3,552
  Sales and marketing. .       6,123       5,121       17,646       15,476
  Product development. .       1,068         837        2,981        2,677
  General and adminis-
    trative. . . . . . .       1,633       1,421        5,376        4,748
  Lease exit (income)
    expense. . . . . . .        (890)         32         (832)         146
                         -----------  ----------  -----------   ----------
Total operating
  expenses . . . . . . .      15,473       9,035       43,335       26,599

Income (loss) from
  operations . . . . . .       1,758         (71)       4,844         (463)

Other income (expense):
  Interest and other
    income . . . . . . .          86          12          141           27
  Interest expense,
    related party. . . .       --           (130)        (204)        (381)
                         -----------  ----------  -----------   ----------
Total other income
  (expense). . . . . . .          86        (118)         (63)        (354)

Income (loss) before
  income taxes . . . . .       1,844        (189)       4,781         (817)

Income taxes . . . . . .          (6)         (3)         (24)          (9)
                         -----------  ----------  -----------   ----------
Net income (loss). . . .       1,838        (192)       4,757         (826)

Cumulative dividend on
  Series B Preferred
  Stock. . . . . . . . .        (570)       (526)      (1,676)      (1,548)
                         -----------  ----------  -----------   ----------
Income (loss) applica-
  ble to common stock-
  holders. . . . . . . . $     1,268  $     (718) $     3,081   $   (2,374)
                         ===========  ==========  ===========   ==========

                              COOLSAVINGS, INC.
                    STATEMENTS OF OPERATIONS - Continued
               (in thousands, except share and per share data)

       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                 (UNAUDITED)


                            THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,            SEPTEMBER 30,
                        ------------------------   -----------------------
                             2005        2004         2005         2004
                         -----------  ----------  -----------   ----------

Basic net income (loss)
  per share. . . . . . . $      0.02  $    (0.02) $      0.07   $    (0.06)
                         ===========  ==========  ===========   ==========

Weighted average shares
  used in the calcula-
  tion of basic net
  income (loss) per
  share. . . . . . . . .  54,167,247  39,239,689   46,918,740   39,230,522
                         ===========  ==========  ===========   ==========

Diluted net income
  (loss) per share . . . $      0.01  $    (0.02) $      0.02   $    (0.06)
                         ===========  ==========  ===========   ==========

Weighted average shares
  used in the calcula-
  tion of diluted net
  income (loss) per
  share. . . . . . . . . 253,244,437  39,239,689  244,280,019   39,230,522
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

                                                 COOLSAVINGS, INC.
                          STATEMENT OF CHANGES IN CONVERTIBLE REDEEMABLE PREFERRED STOCK
                                             AND STOCKHOLDERS' DEFICIT

                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                    (UNAUDITED)
                                  (in thousands, except share and per share data)

                                                                            Stockholders' Deficit
                                                            ----------------------------------------------------
                Series B Redeemable   Series C Redeemable                                               Total
                  Preferred Stock       Preferred Stock         Common Stock      Additional   Accumu-  Stock-
              ---------------------  --------------------   --------------------    Paid-in    lated    holders'
                  Shares    Amount     Shares      Amount     Shares     Amount     Capital    Deficit  Deficit
               -----------  -------  ----------   -------   ----------   -------  ----------   -------  --------

Balances,
 December 31,
 2004. . . .  172,788,359   $26,850  13,000,000    $1,950  39,409,298    $    39   $  69,655  $(96,538) $(26,844)

Cumulative
 dividend
 declared on
 Series B
 Preferred
 Stock . . .   10,576,029     1,643                                                   (1,676)             (1,676)
Conversion of
 Series C
 Preferred
 Stock . . .                           (247,976)      (37)    247,976          1          36                  37
Warrants
 exercised .                                               13,255,091         13       6,615               6,628
Stock options
 exercised .                                                1,258,197          1         615                 616
Net income
 - 2005. . .                                                                                     4,757     4,757
              -----------  -------   ----------    ------  ----------    -------   ---------  --------  --------
Balances,
 Septem-
 ber 30,
 2005. . . .  183,364,388  $28,493   12,752,024    $1,913  54,170,562    $    54   $  75,245  $(91,781) $(16,482)
              ===========  =======   ==========    ======  ==========    =======   =========  ========  ========



                     The accompanying notes are an integral part of the financial statements.

                              COOLSAVINGS, INC.
                          STATEMENTS OF CASH FLOWS
                               (in thousands)

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                 (UNAUDITED)


                                                    2005           2004
                                                 ----------     ----------
Cash flows provided by operating activities:
  Net income (loss). . . . . . . . . . . . . .   $    4,757     $     (826)
  Adjustments to reconcile net income (loss)
   to net cash (used in) provided by
   operating activities:
    Depreciation and amortization. . . . . . .        1,118            965
    Provision for doubtful accounts,
      net of write-offs. . . . . . . . . . . .          800            462
    Stock option credit. . . . . . . . . . . .        --              (160)
    Interest payment in kind . . . . . . . . .          204            381
    Write-off related to website project
      costs. . . . . . . . . . . . . . . . . .           20              6
    Increase in deferred tax provision . . . .           11             10
    (Decrease) increase  in other long-term
      liabilities. . . . . . . . . . . . . . .           (4)            10
    Loss on equipment disposal . . . . . . . .           31             16
  Changes in assets and liabilities:
    Increase in accounts receivable. . . . . .       (5,075)        (1,184)
    (Increase) decrease in prepaid and
      other current assets . . . . . . . . . .         (426)            65
    (Decrease) increase in accounts payable. .         (570)           192
    Decrease in deferred revenue . . . . . . .         (150)          (101)
    Increase in accrued and other liabilities.        1,218            676
    Decrease in lease exit cost liability. . .       (1,068)           (49)
                                                 ----------     ----------
Net cash flows provided by
  operating activities . . . . . . . . . . . .          866            463
                                                 ----------     ----------

Cash flows used in investing activities:
  Purchases of property and equipment. . . . .         (382)          (595)
  Acquisition of the business assets of TMS. .        --              (609)
  Capitalized web site development costs . . .         (442)          (650)
  Proceeds from sale of property and
    equipment. . . . . . . . . . . . . . . . .            4              7
                                                 ----------     ----------
Net cash used in investing activities. . . . .         (820)        (1,847)
                                                 ----------     ----------

Cash flows provided by financing activities:
  Repayment of related party Senior Secured
    Loan including interest. . . . . . . . . .       (6,860)         --
  Warrants exercised . . . . . . . . . . . . .        6,628          --
  Stock options exercised. . . . . . . . . . .          612             16
                                                 ----------     ----------
Net cash provided by financing activities. . .          380             16
                                                 ----------     ----------

                              COOLSAVINGS, INC.
                    STATEMENTS OF CASH FLOWS - Continued
                               (in thousands)

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                 (UNAUDITED)


                                                  2005          2004
                                               ----------    ----------

Net increase (decrease) in cash. . . . . . .          426        (1,368)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . .        7,162         7,347
                                               ----------    ----------

Cash and cash equivalents, end of period . .   $    7,588    $    5,979
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

      In the opinion of the Company, the accompanying unaudited financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30,
2005 and 2004.   These results of operations are not necessarily indicative of those expected for the full year. Certain prior period amounts related primarily to the amortization of certain capitalized web site costs have been reclassified on the statement of operations and the statement of cash flows to conform to the current period's presentation. The impact of these reclassifications resulted in an increase to cost of revenues of $99 and $211 in the three and nine months ended September 30, 2005, respectively, and a decrease to product development expense of $99 and $211 for the three and nine months ended September 30, 2004, respectively.


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

      The Company also paid $93 pursuant to a certain Transition Services Agreement dated February 6, 2004 between the Company and ADS, which amount represented the fair value of certain data hosting and facility services provided by ADS to support uninterrupted service during the transition of the TMS business from ADS to the Company. The term of the Transition Services Agreement was for up to six months. Transition expenses of $0 and $93 were expensed in cost of sales in the statement of operations of the Company for the three and nine-month periods ended September 30, 2004, respectively. The transition was completed by May 31, 2004, and accordingly, no such expenses were incurred in the comparable 2005 period.

      In addition, in connection with the TMS acquisition, the Company released ADS from the future royalty payments due to the Company under a pre-existing cross license agreement. The cross license agreement remains in place between ADS and the Company. As of February 6, 2004, the Company had recorded a deferred revenue liability of $351 related to these royalty obligations. This deferred revenue liability is being amortized on a straight-line basis over the remaining life of the cross license agreement, which expires in 2011. As of September 30, 2005, the deferred revenue liability relating to this agreement was $272.

      The following unaudited pro forma combined financial information combines the historical financial information of CoolSavings and TMS for the nine months ended September 30, 2004 as if the acquisition had occurred on January 1, 2004. The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined business had the entities actually been combined at the beginning of the period presented and had the impact of possible revenue enhancements and expense efficiencies, among other potential positive and negative factors, been considered, nor does it purport to indicate the results which may be obtained in the future.

                                                       Nine Month
                                                         Period
                                                         Ended
                                                        Sept. 30,
                                                          2004
                                                       (unaudited)
                                                      ------------

Pro forma net revenues . . . . . . . . . . . . . . .   $   26,120
Pro forma net (loss) . . . . . . . . . . . . . . . .       (1,332)
Cumulative dividend on Series B Preferred Stock. . .       (1,548)

Pro forma loss applicable to common stockholders . .   $   (2,880)
Pro forma diluted net loss per share . . . . . . . .   $    (0.07)

Weighted average shares used in the calculation
  of pro forma diluted net loss per share. . . . . .   39,230,522

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

      As discussed in Note 11 to the Financial Statements included in this Form 10-Q, on September 13, 2005, Landmark announced the execution of a definitive agreement for Landmark to purchase the shares of common stock and Series C Preferred Stock of the Company held by each of Richard H. Rogel and Hugh R. Lamle (each of whom is a director of the Company) and certain of their respective family members and related persons. Landmark has stated that this privately negotiated purchase will be the first step in a series of transactions to take the Company private. As a result of these transactions, if completed, the Company expects that all outstanding options will be exercised or terminated. Landmark has informed the Company that it expects the transaction to be completed by December 31, 2005. If all outstanding options are exercised or terminated by December 31, 2005, no stock option expense will be recorded in 2006, as discussed above.

      The Company did not recognize stock option compensation expense or credits in the three months or nine months ended September 30, 2005 in conjunction with grants made under its employee stock option plans. Stock option compensation credits of $0 and $160 were recognized in the three and nine month periods ended September 30, 2004, respectively. The compensation credits were recorded in general and administrative expense and related to stock options previously issued to Steven Golden, a former

Chief Executive Officer of the Company. Effective July 30, 2001, the Company entered into a severance agreement with Mr. Golden which changed the terms of his options, requiring that they be accounted for as variable options under Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees." The compensation expense credits recognized for the three and nine months ended September 30, 2005 and 2004 are based upon the difference between the closing price of the Company's stock at the beginning and end of each period. This charge was adjusted for increases and decreases in the Company's stock price above the exercise price of $0.50 for Mr. Golden's options until the options were exercised. On May 20, 2005 Mr. Golden exercised all of his options for 1,213,000 shares of common stock, which resulted in proceeds to the Company of approximately $607.

      The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." Had expense been recognized using the fair value method described in SFAS 123, the Company would have reported the following results of operations using the Black-Scholes option pricing model:

                            THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,             SEPTEMBER 30,
                         -----------------------   -----------------------
                             2005        2004         2005         2004
                         -----------  ----------  -----------   ----------
Net income (loss)
 applicable to common
 stockholders, as
 reported. . . . . . . . $     1,268  $     (718) $     3,081   $   (2,374)

Deduct:  Stock
  option compensation
  credit . . . . . . . .       --          --           --            (160)

Deduct: Stock-based
  employee compensation
  expense determined
  under fair value based
  method for all awards,
  net of related tax
  effects. . . . . . . .         (40)        (53)        (120)        (159)
                         -----------  ----------  -----------   ----------

Pro forma net income
  (loss) applicable to
  common stockholders. . $     1,228  $     (771) $     2,961   $   (2,693)
                         ===========  ==========  ===========   ==========

Weighted average
  shares outstanding
  (basic). . . . . . . .  54,167,247  39,239,689   46,918,740   39,230,522
Weighted average
  shares outstanding
  (diluted). . . . . . . 253,244,437  39,239,689  244,280,019   39,230,522

Earnings (loss) per share:
  Basic - as reported. . $      0.02  $    (0.02) $      0.07   $    (0.06)
  Diluted - as reported. $      0.01  $    (0.02) $      0.02   $    (0.06)

  Basic - pro forma. . . $      0.02  $    (0.02) $      0.06   $    (0.07)
  Diluted - pro forma. . $      0.01  $    (0.02) $      0.02   $    (0.07)

      These costs may not be representative of the total effects on pro forma reported income for future periods. Factors that may also impact disclosures in future periods include the attribution of the awards to the service period and the vesting period of stock options. The Company last granted stock options in July 2003 and currently has no plans to grant options in the future.

4.    RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections"
("SFAS 154"). This standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 requires that the change in accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. Such a change would require the Company to restate its previously issued financial statements to reflect the change in accounting principle to prior periods presented. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material impact on the Company's results of operations or financial position.

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

      In connection with the Senior Secured Loan, on November 12, 2001, the Company issued to Landmark a warrant to purchase 10,000,000 shares of the Company's common stock (the "Landmark Warrant"). The Landmark Warrant has a term of eight years (expiring July 30, 2009) and may be exercised in whole or in part at any time. The Landmark Warrant contains a net exercise feature and was exercisable at an exercise price of $0.50 per share until July 30, 2005, when the exercise price increased to $0.75 per share for the portion of the Warrant not yet exercised. The number of shares of the Company's common stock under the Landmark Warrant was subject to increase by two shares of common stock for each dollar of interest that accrued on the Senior Secured Loan. Landmark exercised the Landmark Warrant, in part, on May 16, 2005 to purchase 13,255,091 shares of the Company's common stock at an exercise price of $0.50 per share. The exercise of this Warrant, in part, resulted in proceeds to the Company of approximately $6,628. The Senior Secured Loan was paid in full on May 17, 2005. As of September 30, 2005, Landmark has the right to purchase 3,935 shares of the Company's common stock under the Landmark Warrant.


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

      On October 24, 2002, in connection with a Shortfall Event which occurred on June 30, 2002 (related to the amount of current assets compared to current liabilities at such date), Landmark exercised its right to purchase 17,825,212 shares of Series B Preferred Stock and paid the Company $2,770 for such shares ($0.1554 per share). On December 20, 2002, Landmark, at the Company's request, applied the $8,770 of principal and $705 of accrued interest then outstanding under the Grid Note toward the purchase of 60,967,777 shares of Series B Preferred Stock. As of
September 30, 2005, Landmark held 183,364,388 shares (including dividends paid "in-kind") of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), and 31,110,092 shares of common stock, in addition to the warrant to purchase 3,935 shares of the Company's common stock described above. At September 30, 2005, dividends in the amount of 3,667,287 shares of Series B Preferred Stock had accrued but had not been declared. For the three months ended September 30, 2005, dividends in the amount of 3,595,380 shares of Series B Preferred Stock were declared to the holders of Series B Preferred Stock. The Series B Preferred Stock is subject to certain redemption rights and requirements outside the control of the Company. For example, if the Company wants to redeem the Series B Preferred Stock, the Company's common stock must trade at or above a price of $3.00 per share for a period of 20 consecutive trading days or 60 out of 80 trading days.

      The Amended and Restated Loan Agreement contains financial covenants and negative and affirmative covenants that, among other things, restrict the Company's ability to incur additional indebtedness and take other actions without the consent of Landmark. At September 30, 2005, the Company was not in compliance with certain financial covenants of the Amended and Restated Loan Agreement, including:

..     The Company's failure to achieve a prescribed amount of billings during 2001;

..     The Company's failure to maintain a minimum level of working capital and a ratio of cash, cash equivalents and certain receivables over current liabilities; and

..     The Company's failure to maintain a minimum ratio of total indebtedness over tangible net worth.

      These failures constitute events of default that cannot be cured under the Amended and Restated Loan Agreement. As a result of these past defaults under the Amended and Restated Loan Agreement, Landmark may, at its option require the Company to redeem, at any time, all of the issued and outstanding Series B Preferred Stock, which had an aggregate redemption value of $28,493 as of September 30, 2005. Landmark's redemption rights, however, are subject to Landmark's agreement, dated March 29, 2005, that until April 1, 2006, it will not require the Company to redeem any or all of its shares of Series B Preferred Stock as a result of existing defaults (the "Forbearance Accommodation Agreement").

      Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on outstanding Series B Preferred Stock. Landmark's ownership also will increase if it exercises the remaining Landmark Warrant.

      As of September 30, 2005, the Company had reserved approximately 187 million shares of common stock for the conversion of all the outstanding shares of Series B Preferred Stock and accrued dividends thereon, and the exercise of the remaining Landmark Warrant.

      See Note 11 to the Financial Statements included in this Form 10-Q, for a discussion of Landmark's intention to take the Company private through a series of transactions including the purchase of shares of the Company's outstanding Common Stock and Series C Preferred Stock owned by Richard H. Rogel and Hugh R. Lamle and certain of their family members and related persons, Landmark's conversion of all of its Series B Preferred Stock and accrued dividends thereon to common stock, and then a short form merger through which Landmark would acquire all of the remaining outstanding shares of stock of the Company in exchange for $0.80 per share (subject to stockholders' rights of appraisal).

      b.    Series C Preferred Stock:

      As a condition to the consummation of the Landmark purchase of Series B Preferred Stock on November 12, 2001, the Company issued to three individuals (including Richard Rogel and Hugh Lamle, who are directors of the Company) an aggregate of 13,000,000 shares of $0.001 par value, redeemable Series C preferred stock (the "Series C Preferred Stock"). The Series C Preferred Stock has certain conversion rights (see "c. Conversion of Series B and C Preferred Stock"). The Series C Preferred Stock was issued in exchange for certain notes held by those individuals, the related accrued interest, and warrants to purchase 1,050,000 shares of common stock previously issued to those individuals. On March 11, 2005, one of the Company's directors and holders of the Series C Preferred Stock converted 247,976 shares of Series C Preferred Stock into the same number of the Company's common stock, reducing the total number of shares of Series C Preferred Stock outstanding to 12,752,024 as of September 30, 2005.

      See Note 11 to the Financial Statements included in this Form 10-Q, for a discussion of Landmark's intention to take the Company private through a series of transactions including the purchase of shares of the Company's outstanding Common Stock and Series C Preferred Stock owned by Richard H. Rogel and Hugh R. Lamle and certain of their family members and related persons, Landmark's conversion of all of its Series B Preferred Stock and accrued dividends thereon to common stock, and then a short form merger through which Landmark would acquire all of the remaining outstanding shares of stock of the Company in exchange for $0.80 per share (subject to stockholders' rights of appraisal).

      c.    Conversion of Series B and C Preferred Stock

      As of September 30, 2005, the Company had outstanding 54,170,562 shares of common stock, 183,364,388 shares of Series B Preferred Stock, and 12,752,024 shares of Series C Preferred Stock. The shares of both series of preferred stock of the Company are convertible at the option of the holders into shares of common stock on a one-for-one basis, subject to anti-dilution provisions set forth in the Company's Certificate of Incorporation. If all the outstanding shares of preferred stock of the Company had been converted into shares of common stock, a total of 250,286,974 shares of common stock would have been outstanding as of September 30, 2005.

      See Note 11 to the Financial Statements included in this Form 10-Q, for a discussion of Landmark's intention to take the Company private through a series of transactions including the purchase of shares of the Company's outstanding Common Stock and Series C Preferred Stock owned by Richard H. Rogel and Hugh R. Lamle and certain of their family members and related persons, Landmark's conversion of all of its Series B Preferred Stock and accrued dividends thereon to common stock, and then a short form merger through which Landmark would acquire all of the remaining outstanding shares of stock of the Company in exchange for $0.80 per share (subject to stockholders' rights of appraisal).


7.    COSTS AND INCOME ASSOCIATED WITH LEASE EXIT ACTIVITIES:

      In accordance with FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company continually assesses its future office space requirements and sublease market conditions to estimate its future net costs associated with unoccupied leased office space. For the three and nine months ended September 30, 2005, the Company recorded lease exit income of $890 and $832, respectively. For the three and nine months ended September 30, 2004, the Company recorded lease exit expense of $32 and $146, respectively. The amounts recorded as lease exit income and expense reflect the net impact of revisions made to the Company's estimate of future net payments to be made based on its current assessment of its space requirements and sublease market conditions, as well as accretion expense associated with this liability. The income recorded in 2005 resulted from agreements by which the Company was released from certain of its lease payment obligations under its lease agreement for the space it currently occupies. These agreements were reached in connection with the signing of a lease agreement for a new office facility effective August 1, 2005.

      For the three and nine months ended September 30, 2005 and 2004, lease exit income and expense consisted of the following:

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                      (unaudited)           (unaudited)
                                 -------------------   -------------------
                                   2005       2004       2005       2004
                                 --------   --------   --------   --------
Lease obligation, net of
 estimated sub-lease income. . . $   (897)  $      7   $   (884)  $     77
Accretion expense. . . . . . . .        7         25         52         69
                                 --------   --------   --------   --------
Lease exit (income) expense. . . $   (890)  $     32   $   (832)  $    146
                                 ========   ========   ========   ========


      At September 30, 2005, the liability associated with the lease exit costs consisted of the following:

                                                               Balance at
                       Balance at    Subsequent                Sept. 30,
                       December 31,  Accruals,                   2005
                          2004          Net       Payments    (unaudited)
                       -----------   ----------   --------    -----------
Lease obligation,
  net of estimated
  sub-lease income . . .  $  1,103     $   (759)  $   (222)     $    122
Broker commissions
  and other trans-
  action costs . . . . .        87          (73)       (14)        --
                          --------     --------   --------      --------
Total lease exit
  liability. . . . . . .     1,190         (832)      (236)          122
Less: current portion
  of lease exit
  liability. . . . . . .      (210)                                 (122)
                          --------                              --------
Long-term lease exit
  liability. . . . . . .  $    980                              $  --
                          ========                              ========

      Any change in this estimate, based on the availability of new or updated information, will be recorded in the period that it occurs.


8.    EARNINGS PER SHARE:

      FASB Statement No. 128 requires companies to provide a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations. The calculation below provides net income (loss), weighted average common shares outstanding and the resultant net income
(loss) per share on both a basic and diluted basis for the three and nine months ended September 30, 2005 and September 30, 2004. As of
September 30, 2005, there were outstanding options to purchase 5,748,362 shares of the Company's common stock, an outstanding investor warrant to purchase 3,935 shares of common stock and outstanding preferred stock convertible into 196,116,412 shares of common stock.

                            THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,             SEPTEMBER 30,
                               (Unaudited)               (Unaudited)
                         -----------------------   -----------------------
                             2005        2004         2005         2004
                         -----------  ----------  -----------   ----------
Numerator:
 Net income (loss) . . . $     1,838  $     (192) $     4,757   $     (826)
 Cumulative dividend on
   Series B Preferred
   Stock . . . . . . . .        (570)       (526)      (1,676)      (1,548)
                         -----------  ----------  -----------   ----------
 Income (loss) applic-
   able to common
   stockholders. . . . . $     1,268  $     (718) $     3,081   $   (2,374)
                         ===========  ==========  ===========   ==========

Basic income (loss)
 per share . . . . . . . $      0.02  $    (0.02) $      0.07   $    (0.06)
                         ===========  ==========  ===========   ==========

Denominator:
 Weighted average
   shares used in the
   calculation of
   basic income (loss)
   per share . . . . . .  54,167,247  39,239,689   46,918,740   39,230,522
                         ===========  ==========  ===========   ==========

Diluted income (loss)
 per share . . . . . . . $      0.01  $    (0.02) $      0.02   $    (0.06)
                         ===========  ==========  ===========   ==========
Denominator:
 Weighted average
   shares used in the
   calculation of
   diluted income
   (loss) per share. . . 253,244,437  39,239,689  244,280,019   39,230,522
                         ===========  ==========  ===========   ==========


9.    COMMITMENTS AND CONTINGENCIES:

      a.    LETTERS OF CREDIT

      On August 31, 2002, the Company entered into an Amended and Restated Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On behalf of the Company, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank ("Wachovia") to collateralize lease deposits required with respect to the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, the Company has agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The reimbursement obligations are secured by a lien on all of the Company's assets pursuant to the Amended and Restated Loan Agreement. The aggregate amount of letters of credit required to collateralize lease deposits on the Company's current Chicago, Illinois office facilities, together with its new Chicago office facilities associated with the lease agreement effective August 1, 2005, declined to $478 as of September 30, 2005. The decline since
August 31, 2002 was due to the scheduled reductions contained in the lease agreement for the Company's current Chicago, Illinois facility, and the termination of the lease for its San Francisco, California facility, which occurred in May 2005. The Landmark Letter of Credit for the Company's existing Chicago facility of $435 was renewed in 2005 for a one-year period ending April 2006. The Landmark Letter of Credit for the Company's new Chicago facility of $43 expires February 28, 2006. In accordance with the terms of the Company's new lease agreement, the aggregate amount of the Landmark Letters of Credit will increase to $750 upon its occupancy of the new Chicago office space, currently estimated to be March 2006, and then decrease by $75 each year until the sixth anniversary of the occupancy date, at which time the Landmark Letters of Credit for the new Chicago facility will remain at a balance of $400 for the remaining lease term. Landmark may, in its sole discretion, cancel any or all of the Landmark Letters of Credit upon 90 days' written notice to the Company. If the Landmark Letters of Credit expire or are so cancelled, the Company would need to enter into an alternate credit arrangement.

      b.    LONG TERM INCENTIVE PLAN

      Effective January 1, 2003, the Company established the CoolSavings, Inc. Long Term Incentive Plan (the "LTIP"). Employee participation in the LTIP is at the sole discretion of the Company's Board of Directors. LTIP participants are eligible to receive units which may increase in value if the Company achieves certain long term profitability objectives. After vesting, units which have increased in value above the grant price since the date of grant can be redeemed with the Company for cash payments equal to their increase in value. The Company will record an expense during periods in which it expects the value of the outstanding units on the last day of the current fiscal year to be higher than the grant price. During the three and nine months ended September 30, 2005 and September 30, 2004, the value of the outstanding units was below the grant price. Therefore, no expense was recorded during those periods.


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

      For 2004, the Company reported results in two operating segments: the CoolSavings service and Grocery Solutions. Grocery Solutions was a business line acquired from ADS in early 2004. During the first quarter of 2005, due to changes in its internal reporting, the Company determined that it operated in three segments, representing the distribution channels for its services: the CoolSavings Web Site Business, the Lead Generation Network, and FreeStyleRewards. During the second quarter of 2005, the Company expanded its Lead Generation Network segment to include the results from its Coupon Network and Freegiftcardsnow.com businesses, which were previously included in the CoolSavings Web Site Business segment. The Company also changed the name of the Lead Generation Network segment to the CoolSavings Marketing Network segment to reflect this change. During the third quarter of 2005, the Company further refined its business into six segments, four of which are currently immaterial and insignificant to the results of the business and which therefore have been combined in the tables that follow. The two reportable segments are the coolsavings.com segment and the Lead Generation Network segment. The coolsavings.com segment includes all revenues generated from consumer activity on coolsavings.com, including revenue from lead generation, e-mail, and coupon services. The Lead Generation Network segment includes revenue generated from consumer activity on the Company's distribution network of its partners' web properties for the Company's advertisers' lead generation offers. The Lead Generation Network became fully operational in the second quarter of 2004.

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

      The table below contains segment financial data used by the chief operating decision maker of the Company for the three and nine months ended September 30, 2005. Results for the three and nine months ended
September 30, 2004 have been conformed to this presentation:

                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005


                     THREE MONTHS ENDED SEPTEMBER 30, 2005              NINE MONTHS ENDED SEPTEMBER 30, 2005
                                (unaudited)                                       (unaudited)
               ------------------------------------------------  ------------------------------------------------
                          Lead                Inter-                        Lead                Inter-
                         Genera-    Other     Segment                      Genera-    Other     Segment
               CoolSav-   tion    Immaterial  Elimin-            CoolSav-   tion    Immaterial  Elimin-
               ings.com  Network   Segments   ations     Total   ings.com  Network   Segments   ations     Total
               --------  -------- ---------- --------  --------  --------  -------- ---------- --------  --------
Net revenues . .$  6,264 $ 11,073  $    394  $   (500) $ 17,231  $ 21,458  $ 26,352  $    869  $   (500) $ 48,179

Dedicated
 Consumer
 Acquisition,
 Sales, and
 Business
 Development
 Costs . . . . .  3,784     7,895       563      (500)   11,742    11,327    18,215     1,158      (500)   30,200
               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Segment
 Contribution
 Margin. . . . .  2,480     3,178      (169)    --        5,489    10,131     8,137      (289)    --       17,979

Depreciation
 and amorti-
 zation. . . . .                                            412                                             1,118

Other operat-
 ing costs and
 expenses. . . .                                          3,319                                            12,017

Other (income)
 expenses,
 net . . . . . .                                            (86)                                               63
                                                       --------                                          --------
Income (loss)
 before income
 taxes . . . . .                                       $  1,844                                          $  4,781
                                                       ========                                          ========







                              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004


                     THREE MONTHS ENDED SEPTEMBER 30, 2004              NINE MONTHS ENDED SEPTEMBER 30, 2004
                                (unaudited)                                       (unaudited)
               ------------------------------------------------  ------------------------------------------------
                          Lead                Inter-                        Lead                Inter-
                         Genera-    Other     Segment                      Genera-    Other     Segment
               CoolSav-   tion    Immaterial  Elimin-            CoolSav-   tion    Immaterial  Elimin-
               ings.com  Network   Segments   ations     Total   ings.com  Network   Segments   ations     Total
               --------  -------- ---------- --------  --------  --------  -------- ---------- --------  --------

Net revenues . .$  7,172 $  1,547  $    245  $  --     $  8,964  $ 23,396  $  2,152  $    588  $  --     $ 26,136

Dedicated
 Consumer
 Acquisition,
 Sales, and
 Business
 Development
 Costs . . . . .  3,544     1,060       390     --        4,994    10,610     1,829       959     --       13,398
               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Segment
 Contribution
 Margin. . . . .  3,628       487      (145)    --        3,970    12,786       323      (371)    --       12,738

Depreciation
 and amortiza-
 tion. . . . . .                                            346                                               965

Other operating
 costs and
 expenses. . . .                                          3,695                                            12,236

Other (income)
 expenses, net .                                            118                                               354
                                                       --------                                          --------
Income (loss)
 before income
 taxes . . . . .                                       $   (189)                                         $   (817)
                                                       ========                                          ========






11.   TRANSACTIONS TO TAKE THE COMPANY PRIVATE:

      On September 13, 2005, Landmark announced the execution of a definitive agreement for Landmark to purchase all of the shares of common stock and Series C Convertible Preferred stock of the Company held by each of Richard H. Rogel and Hugh R. Lamle and certain of their respective family members and related persons (the "Selling Stockholders"). Mr. Rogel and Mr. Lamle are members of the Board of Directors of CoolSavings. Landmark has stated that this privately negotiated purchase will be the first step in a series of transactions through which Landmark, without action by the Company's board of directors, intends to take the Company private.

      Under its agreement with the Selling Stockholders, Landmark will acquire 8,739,904 shares of Common Stock and 12,132,976 shares of Series C convertible preferred stock of the Company (collectively, the "Shares") at a per share price of $.80, for an aggregate purchase price of $16,698,304.

      Immediately following the acquisition of the Shares, Landmark intends to exercise its right to convert all of its outstanding shares of Series B convertible preferred stock to Common Stock. Once the conversion is completed, Landmark will own more than 90% of each class of outstanding stock of the Company.

      Immediately following the consummation of the acquisition of the Shares and conversion of all of Landmark's shares of Series B convertible preferred stock to Common Stock, and subject to Landmark's obligations under Rule 13e-3 of the Securities Exchange Act of 1934, Landmark intends to consummate a short-form merger pursuant to Section 253 of the Delaware General Corporation Law ("DGCL"), whereby a newly-formed wholly owned, indirect subsidiary of Landmark holding all of the shares of the Company's capital stock then owned by Landmark and its affiliates will be merged with and into the Company, with the Company being the surviving corporation in such merger. Under Section 253 of the DGCL, the short-form merger may be effected without any vote of the board of directors or stockholders of CoolSavings because the merging subsidiary will own more than 90% of each class of outstanding stock of the Company.

      Under the terms of the merger, each outstanding share of Common Stock and each outstanding share of Series C convertible preferred stock of the Company (other than those shares held by Landmark and its affiliates and any shares owned by stockholders who properly exercise their statutory appraisal rights under the DGCL) will be converted into the right to receive $0.80 per share in cash, without interest (subject to stockholder's rights of appraisal under Delaware law). Following the merger, Landmark will beneficially own the same number of shares of Common Stock and Series C convertible preferred stock of the Company, as the surviving corporation, as before the merger.

      The closing of the acquisition of the Shares is subject to customary closing conditions, including Landmark's filing of a Schedule 13E-3, which occurred on September 29, 2005, the resolution of all SEC comments with respect to such Schedule 13E-3, and the dissemination of the Schedule 13E-3 to the Company's stockholders pursuant to Rule 13e-3. After the consummation of the acquisition of the Shares and the completion of the short-form merger, Landmark intends, and the purpose of the acquisition of the Shares and the short form merger is, to cause the Company to file a Form 15 to deregister the Common Stock under the Securities Exchange Act of 1934 and cease to be a publicly traded reporting company. For further information regarding these transactions, see Landmark's Schedule 13E-3, as amended, filed with the SEC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS (dollar amounts are shown in thousands)

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

      You should read the following discussion of our financial condition and results of operations along with the financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, beliefs, hopes, intentions or strategies. Where possible, these forward-looking statements have been identified by use of words such as "project," "forecast," "anticipate," "intend," "believe," "plan", "will," "expect," and similar expressions, but such words are not the exclusive means of identifying these statements. Known and unknown risks, uncertainties and other factors, both general and specific to the matters discussed in this Quarterly Report on Form 10-Q, may cause our actual results and performance to differ materially from the future results and performance expressed in, or implied by, these forward-looking statements. These risks, uncertainties and other factors include, without limitation, the SEC review of the Schedule 13E-3; the consummation of the transactions contemplated by the stock purchase agreement between Landmark and the selling stockholders and other risks associated with the "going private" transactions; our ability to secure financing to meet our long-term capital needs; our ability to secure long-term contracts with existing advertisers and Marketing Network partners and attract new advertisers and Marketing Network partners, our ability to add new consumers; our ability to successfully introduce new services and features; our ability to compete successfully against current and future competitors; our ability to protect our patents, trademarks and proprietary rights; our ability to continue to attract, assimilate and retain highly skilled personnel; general industry, economic and market conditions and growth rates; and the potential for higher actual media costs and other costs and expenses, when compared to our estimated costs and projections. For a discussion of these and other risks, uncertainties and factors which could cause actual results and performance to differ materially from those expressed in, or implied by, the forward-looking statements, see "Risk Factors" below.

      We undertake no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or otherwise to reflect new developments or changed circumstances or for any other reason, except as expressly required by applicable federal securities laws. You should not place undue reliance on any such forward-looking statements.


OVERVIEW AND RECENT DEVELOPMENTS

      CoolSavings provides interactive marketing services to advertisers, their agencies and publishers. Through our Branded Web Properties, which includes coolsavings.com, FreeStyleRewards.com, and Freegiftcardsnow.com and our CoolSavings Marketing Network, which is a distribution network of our partners' web properties and includes our Lead Generation Network, and our Coupon Network, and our E-mail Network, we registered 37.5 million new consumers in the first nine months of 2005. Registering consumers are defined as individuals presented with targeted offers from a CoolSavings advertiser while registering on one of our Branded Web Properties or a CoolSavings Marketing Network site. Our Branded Web Properties and our CoolSavings Marketing Network provide convenient and personalized offers from a broad range of advertisers. During the first nine months of 2005, we provided marketing services to over 700 advertisers in the retail, consumer packaged goods (CPG), education, financial, and media and publishing industries. Our services help our advertisers generate qualified leads, send targeted e-mail, distribute printable and electronic/paperless coupons and build customer loyalty. In addition, we uniquely combine transactional data with self-reported demographic and online behavioral data in a proprietary system that enables advertisers to target their best customers and improve their advertising results across our network. For participating CoolSavings Marketing Network partners, we provide additional potential sources of revenue, as well as valuable content to increase visitation and activation at their web properties.

      See Note 11 to the Financial Statements included in this Form 10-Q, for a discussion of Landmark's intention to take the Company private through a series of transactions including the purchase of shares of the Company's outstanding Common Stock and Series C Preferred Stock owned by Richard H. Rogel and Hugh R. Lamle and certain of their family members and related persons, Landmark's conversion of all of its Series B Preferred Stock and accrued dividends thereon to common stock, and then a short form merger through which Landmark would acquire all of the remaining outstanding shares of stock of the Company in exchange for $0.80 per share (subject to stockholders' rights of appraisal).

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

      During the first quarter of 2005, due to changes in our internal reporting, we determined that we operated in three segments, representing the distribution channels for our services: the CoolSavings Web Site Business, the Lead Generation Network, and FreeStyleRewards.com. During the second quarter of 2005, we expanded our Lead Generation Network segment to include the results from our Coupon Network and Freegiftcardsnow.com businesses, which were previously included in the CoolSavings Web Site Business segment. We also changed the name of the Lead Generation Network segment to the CoolSavings Marketing Network segment to reflect this change. During the third quarter of 2005, we further refined our business into six segments combined into two business lines: Branded Web Properties and the CoolSavings Marketing Network.

      The Branded Web Properties business line includes the results from our branded websites including coolsavings.com, FreeStyleRewards.com, and our Incentive and Vertical Sites including Freegiftcardsnow.com. The coolsavings.com segment includes all revenues generated from consumer activity on coolsavings.com, including revenue from lead generation, e-mail, and coupon services. The FreeStyleRewards.com segment includes online shopping and lead generation revenue generated from activity occurring on our FreeStyleRewards.com web site. The FreeStyleRewards.com business line began in the second quarter of 2004 and the FreeStyleRewards.com web site was launched in the fourth quarter of 2004. The Incentive and Vertical Sites segment includes primarily revenue generated from activity occurring on our Freegiftcardsnow.com web site, which was launched in the first quarter of 2005.

      The CoolSavings Marketing Network business line includes the results from our network of partnership sites and includes the Lead Generation Network, the Coupon Network, and the E-mail Network. The Lead Generation Network segment includes revenue generated from consumer activity on the our distribution network of our partners' web properties for our advertisers' lead generation offers. The Lead Generation Network became fully operational in the second quarter of 2004. The Coupon Network includes activity related to coupon services generated on the web sites of our partners in our coupon distribution network, as well as activity related to electronic coupons generated on the web sites of our grocery retailer partners. The E-mail Network is scheduled to be launched in the first quarter of 2006 and will include activity related to e-mail offers generated using e-mail lists supplied by our partners.

      For the three and nine months ended September 30, 2005, we recorded revenues of $17.2 million and $48.2 million, respectively. For those same periods, we recorded net income of $1.8 million and $4.8 million, respectively. We expect to generate sufficient cash flow from operations to meet our anticipated operating cash needs for the foreseeable future, excluding any potential acquisitions that may require significant cash outlays, or any accelerated payments required in connection with Landmark's redemption rights (see Notes 6 and 11 to the Financial Statements included in this Form 10-Q).

      On July 1, 2005, we declared and paid a dividend in the amount of 3,595,380 shares of Series B Preferred Stock to the holders of our Series B Preferred Stock. As of September 30, 2005, dividends in the amount of 3,667,287 shares of Series B Preferred Stock had accrued "in-kind" on the outstanding shares of Series B Preferred Stock. We declared and paid those dividends on October 1, 2005. The Series B Preferred Stock issued is redeemable for an identical number of shares of common stock at Landmark's option at any time, subject to the Forbearance Accommodation Agreement, as described in Note 6 to the Financial Statements included in this Form 10-Q.

As of September 30, 2005, Landmark held 183,364,388 shares of Series B Preferred Stock (and has rights with respect to accrued dividends thereon), convertible into an equal number of shares of common stock, and held a warrant to purchase 3,935 shares of our common stock.

      Effective August 1, 2005 we entered into a new lease agreement with our current landlord for the lease of approximately 49,500 square feet of office space at a different Chicago, Illinois office facility. The new lease agreement is scheduled to terminate in February 2016. The lease agreement for our currently occupied office space in Chicago, Illinois will be terminated upon occupancy of the new space, which is expected to occur in approximately March 2006. Rent payments for the new office space are expected to be approximately $0.5 million during 2006, $1.0 million in 2007, and are expected to increase to approximately $1.4 million annually by 2015. In addition, the Company's rent payments on its existing office space will be reduced by approximately $0.3 million during the six-month period ending February 28, 2006 after which we expect to occupy the new space. The Company will continue to occupy and pay rent on its current leased office space until it occupies the new space. The Company expects to incur leasehold improvement costs for its new office of approximately $0.4 million, net of landlord incentives received. In addition, the Company expects to incur moving expenses of approximately $0.2 million during 2006. For the three and nine months ended September 30, 2005, we recorded lease exit income of $0.9 million and $0.8 million, respectively, as a result of being released from certain lease payment obligations under the lease agreement for the space we currently occupy.


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

      Our pricing depends upon a variety of factors, including the degree of targeting, the duration of the advertising contract and the number of offers delivered. The degree of targeting refers to the number of identified household or consumer attributes such as gender, age, or product or service preferences, used to select the audience for an offer. Generally, the rates we charge our advertisers increase as the degree of targeting and customization increases. For contracts based on performance or delivery criteria, revenues are recognized in the month performance is delivered and/or confirmation of delivery is obtained from the customer. Most of our contracts with advertisers have stated terms of less than one year and permit either party to terminate the contract upon advance written notice ranging from 2 to 60 days. In the event of a cancellation, the customer is contractually obligated to pay for the services delivered up to the point of cancellation. We have no contracts with refund provisions for services already delivered. In the three-month period ended September 30, 2005, our largest advertiser accounted for approximately 6.4% of our revenues and our top five advertisers together accounted for approximately 19.9% of our revenues, as compared to 3.2% and 15.6%, respectively, in the same period of 2004. In the nine-month period ended September 30, 2005, our largest advertiser accounted for approximately 6.0% of our revenues and our top five advertisers together accounted for approximately 20.0% of our revenues, as compared to 3.5% and 15.7%, respectively, in the same period of 2004.

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

      LEASE EXIT (INCOME) EXPENSE

      Lease exit income and expense reflect amounts associated with our previous determination that a significant portion of our leased office space was unnecessary for our future operations. We continually assess our future office space requirements and sublease market conditions to estimate our future net costs associated with this unoccupied leased office space. These estimates were revised as we entered into subleases, as market conditions and future outlooks changed, and as lease obligations were terminated or modified. During the first nine months of 2005 and 2004, we recorded lease exit income and expense representing changes in the present value of our estimated future lease obligations related to the unnecessary leased office space, estimated costs associated with subleasing the space, net of estimated cash inflows from future sublease arrangements. For the three and nine months ended September 30, 2005, we recorded lease exit income of $890 and $832, respectively. For the three and nine months ended

September 30, 2004, we recorded lease exit expense of $32 and $146, respectively. The income recorded in 2005 resulted from agreements by which we were released from certain lease payment obligations under the lease agreement for the space we currently occupy. These agreements were reached in connection with the signing of a lease agreement for a new office facility effective August 1, 2005.


RESULTS OF OPERATIONS

      The following discusses our results of operations for our entire business. See Segment Information below for a discussion of segment financial information.

      THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

      NET REVENUES

      Net revenues increased 92% to $17,231 in the three-month period ended September 30, 2005, from $8,964 in the three-month period ended
September 30, 2004. The increased revenue was attributable primarily to the growth of our Lead Generation Network, which was launched late in the first quarter of 2004 and is now part of the CoolSavings Marketing Network. We reported 15.2 million new consumer registrations across our Branded Web Properties and our CoolSavings Marketing Network, an increase of 261% compared to the third quarter of 2004, driven primarily by the consumer registrations on the Lead Generation Network. We also reported a 35% increase in the number of consumer responses (previously referred to as revenue-producing actions or RPAs) taken across our Branded Web Properties and our CoolSavings Marketing Network during the third quarter, as compared to the same period of the prior year.


OPERATING COSTS AND EXPENSES

      COST OF REVENUES. Cost of revenues increased to $7,539, or 44% of revenues, in the three-month period ended September 30, 2005, from $1,624, or 18% of revenues, in the three-month period ended September 30, 2004. The increase in cost of revenues was primarily due to $6,620 in partner fee expenses related to our Lead Generation Network, as compared to $861 in the same period of 2004. The Lead Generation Network became fully operational during the second quarter of 2004. We expect cost of revenues, as a percentage of net revenues, to continue to increase as the Lead Generation Network revenues and related payments owed to Lead Generation Network partners become a more significant part of our business.

      SALES AND MARKETING. Sales and marketing expenses increased to $6,123, or 36% of net revenues, in the three-month period ended
September 30, 2005, from $5,121, or 57% of net revenues, in the three-month period ended September 30, 2004. The increase in sales and marketing expenses was primarily due to an increase in online advertising expenses of $258 and an increase in workforce related expenses of $602, primarily related to higher sales commissions and management bonuses. The decrease in sales and marketing expenses as a percentage of net revenue was primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in online advertising or in other sales and marketing expenses.

      PRODUCT DEVELOPMENT. Product development expenses increased to $1,068, or 6% of net revenues, in the three-month period ended
September 30, 2005, from $837, or 9% of net revenues, in the three-month period ended September 30, 2004. The increase in product development expenses was primarily due to an increase in workforce related expenses of $160. The decrease in product development expenses as a percentage of net revenue was primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in product development expenses.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $1,633, or 9% of net revenues, in the three-month period ended September 30, 2005, from $1,421, or 16% of net revenues in the three-month period ended September 30, 2004. The increase in general and administrative expenses was primarily due to an increase of $267 in workforce related expenses mostly related to an increase in management bonus expense, employee benefits, and employee recruiting fees. The decrease in general and administrative expenses as a percentage of net revenue was primarily due to growth in revenues generated from the Lead Generation Network, which has not required substantial increases in general and administrative expenses.

      LEASE EXIT (INCOME) EXPENSE. During the three months ended September 30, 2005 and September 30, 2004, we revised our estimates of the future net costs associated with office space previously determined to be unnecessary for our future operations. These estimates were revised as we entered into subleases, as market conditions and future outlooks changed, and as lease obligations were terminated or modified. In accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded income of $890 and an expense of $32 in the three months ended September 30, 2005 and September 30, 2004, respectively, representing adjustments to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements, as well as accretion expenses on the lease exit liability. The income recorded in the three-month period ended September 30, 2005 resulted from agreements which released us from certain lease payment obligations under the lease agreement for the space we currently occupy. These agreements were reached in connection with the signing of a lease agreement for a new office facility effective August 1, 2005.

      INCOME FROM OPERATIONS. Our income from operations was $1,758 for the three-month period ended September 30, 2005, compared to a loss of $71 for the same period of 2004. The increase was primarily due to lease exit income of $890 recorded in the three months ended September 30, 2005 compared to lease exit cost of $32 recorded in the same period of 2004, as discussed above. Additionally income from operations increased due to increased revenues from the CoolSavings Marketing Network, less associated partner fee expenses and other direct allocated expenses, the net of which increased income from operations by $2,691. Partially offsetting these increases were an increase in other workforce related expenses of $326 and in online advertising expense of $268.

      INTEREST INCOME (EXPENSE), NET. During the three-month period ended September 30, 2005, we incurred net interest income of $86, as compared to net interest expense of $118 for the three-month period ended September 30, 2004. The difference was attributable to repayment of the Senior Secured Loan to Landmark on May 17, 2005, and interest income earned on higher cash balances in the third quarter of 2005.

      INCOME TAXES. During the three-month period ended September 30, 2005, we incurred $6 in income tax expense, as compared to $3 in the three-month period ended September 30, 2004. The increase in income tax expense in 2005 was due primarily to increased income during the third quarter of 2005.

      SEGMENT INFORMATION

      Beginning in the third quarter of 2005, we determined, due to changes in our internal reporting, that our company operates in six segments. We further determined that four of these segments are currently immaterial and insignificant to the results of the business and therefore have combined their results in Note 10 to the Financial Statements included in this Form 10-Q which contains segment financial data.

      We measure the operating performance of our segments by allocating to them certain expenses which are directly associated with attracting consumers, such as online advertising costs, lead generation partner fees, consumer rewards costs, and certain dedicated costs related to sales, business development, and product development activities. We refer to the net of these allocated expenses against segment revenues as "contribution margin."

      COOLSAVINGS.COM BUSINESS SEGMENT

      The coolsavings.com segment includes all revenues generated from consumer activity on our coolsavings.com web site, including revenue from lead generation, e-mail, and coupon services.

      Net revenues from our coolsavings.com business segment decreased 13% to $6,264 in the three month period ended September 30, 2005 from $7,172 in the three month period ended September 30, 2004. The revenue decrease was primarily due to declines in our e-mail and coupon service revenue, partially offset by an increase in lead generation revenue. We reported a 26% decrease in the number of consumer responses during the third quarter, as compared to the same period of the prior year. We reported 1.3 million new consumer registrations for the quarter, an increase of 3% compared to the third quarter of 2004. Expenses associated with online advertising increased $244 in the three month period ended September 30, 2005, compared to the three month period ended September 30, 2004, due to the 3% increase in new customer registrations and a 5% increase in the cost per registration. In the three month period ended September 30, 2005, contribution margin for the coolsavings.com business segment decreased 31% to $2,480 from $3,628 in the three month period ended September 30, 2004 primarily due to the decline in revenue and increased advertising costs.

      LEAD GENERATION NETWORK BUSINESS SEGMENT

      The Lead Generation Network segment includes revenue generated from consumer activity on our distribution network of our partners' web properties for our advertisers' lead generation offers. The Lead Generation Network became fully operational in the second quarter of 2004.

      Net revenues for our Lead Generation Network segment increased to $11,073 in the three-month period ended September 30, 2005 from $1,547 in the three-month period ended September 30, 2004. We reported 13.8 million new consumer registrations for the quarter, compared to 2.8 million new consumer registrations in the third quarter of 2004. Expenses allocated to the Lead Generation Network to arrive at contribution margin include partner fee, product development, business development, and sales commission expenses, with partner fee expenses accounting for the majority of the total allocated costs. In the three-month period ended September 30, 2005, expenses allocated to the Lead Generation Network increased to $7,895 from $1,060 in the three month period ended September 30, 2004, and contribution margin increased to $3,178 from $487.


NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

      NET REVENUES

      Net revenues increased 84% to $48,179 in the nine-month period ended September 30, 2005 from $26,136 in the nine-month period ended
September 30, 2004. The increased revenue was attributable primarily to the growth of our Lead Generation Network, which was launched in the second quarter of 2004. We reported 39.7 million new consumer registrations across our Branded Web Properties and our CoolSavings Marketing Network for the period, an increase of 453% compared to the same period of 2004, driven primarily by the consumer registrations on the Lead Generation Network. We also reported a 28% increase in the number of consumer responses taken across our Branded Web Properties and our CoolSavings Marketing Network during the nine months ended September 30, 2005, as compared to the same period of the prior year.

      OPERATING COSTS AND EXPENSES

      COST OF REVENUES. Cost of revenues increased to $18,164, or 38% of revenues, in the nine-month period ended September 30, 2005, from $3,552, or 14% of revenues, in the nine-month period ended September 30, 2004. The increase in cost of revenues was primarily due to $15,982 in partner fee expenses related to our Lead Generation Network, as compared to $1,351 in the same period of 2004. The Lead Generation Network became fully operational during the second quarter of 2004. We expect cost of revenues, as a percentage of net revenues, to continue to increase as the Lead Generation Network revenues and related payments owed to Lead Generation Network partners become a more significant part of our business.

      SALES AND MARKETING. Sales and marketing expenses increased to $17,646, or 37% of net revenues, in the nine-month period ended
September 30, 2005, from $15,476, or 59% of net revenues, in the nine-month period ended September 30, 2004. The increase in sales and marketing expenses was primarily due to an increase in online advertising expenses of $1,007 and an increase in workforce related expenses of $1,380, including increased commissions on higher revenues and management bonuses. These increases were partially offset by a decrease in promotions and public relations expenses of $162, and in repairs and maintenance of $61. The decrease in sales and marketing expenses as a percentage of net revenue was primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in online advertising or in other sales and marketing expenses.

      PRODUCT DEVELOPMENT. Product development expenses increased to $2,981, or 6% of net revenues, in the nine-month period ended September 30, 2005, from $2,677, or 10% of net revenues, in the nine-month period ended September 30, 2004. The increase in product development expenses was primarily due to an increase in workforce related expenses. The decrease in product development expenses as a percentage of net revenue was primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in product development expenses.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $5,376, or 11% of net revenues, in the nine-month period ended September 30, 2005, from $4,748, or 18% of net revenues, in the nine-month period ended September 30, 2004. The increase in general and administrative expenses was primarily due to an increase in workforce related costs of $640 and stock options expense of $159 related to a credit recorded in 2004 for options granted to a former CEO (see Note 2 to the Financial Statements). Partially offsetting these increases was a decrease in insurance expense of $112 due to a reduction in the level of coverage purchased for directors' and officers' liability insurance and the resulting lower premium and lower legal fees of $101 related to fewer intellectual property matters. The decrease in general and administrative expenses as a percentage of net revenue was primarily due to the growth in revenues generated from the Lead Generation Network, which has not required substantial increases in general and administrative expenses.

      LEASE EXIT (INCOME) EXPENSE.  During the nine months ended
September 30, 2005 and September 30, 2004, we revised our estimates of the future net costs associated with office space which we had previously determined to be unnecessary for our future operations. These estimates were revised as we entered into subleases, as market conditions and future outlooks changed, and as lease obligations were terminated or modified. In accordance with FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," we recorded operating income of $832 and an expense of $146 in the nine months ended September 30, 2005 and September 30, 2004, respectively, representing adjustments to the estimated future lease obligations related to the unnecessary office space and estimated costs associated with subleasing and disposing of the space, net of estimated cash flows from future sublease arrangements, as well as accretion expenses on the lease exit liability. The income recorded in 2005 resulted from agreements by which we were released from certain lease payment obligations under the lease agreement for the space we currently occupy. These agreements were reached in connection with the signing of a lease agreement for a new office facility effective August 1, 2005.

      INCOME FROM OPERATIONS. Our income from operations was $4,844 for the nine-month period ended September 30, 2005, compared to a loss from operations of $463 for the same period of 2004. The increase was primarily due to lease exit income of $832 recorded in the nine months ended September 30, 2005 compared to lease exit cost of $146 recorded in the same period of 2004, as discussed above. Additionally, income from operations increased due to revenues from the Lead Generation Network, less associated partner fee expenses and other allocated expenses, the net of which increased income from operations by $7,814. Partially offsetting this increase were increases in online advertising of $1,007, other workforce related expenses of $646, and stock option expenses of $159.

      INTEREST INCOME (EXPENSE), NET. During the nine-month period ended September 30, 2005, we incurred net interest expense of $63, as compared to net interest expense of $354 for the nine-month period ended September 30, 2004. The difference was attributable to repayment of the Senior Secured Loan to Landmark on May 17, 2005, and interest income earned on higher cash balances in the first nine months of 2005.

      INCOME TAXES. During the nine-month period ended September 30, 2005, we incurred $24 in income tax expense, as compared to $9 in the nine-month period ended September 30, 2004. The increase in income tax expense in 2005 primarily relates to state income taxes incurred in 2005, resulting from increased income and our limited ability to use net operating loss carryforwards in New Jersey in 2005.

      SEGMENT INFORMATION

      COOLSAVINGS.COM BUSINESS SEGMENT

      Net revenues from our coolsavings.com business segment decreased 8% to $21,458 in the nine-month period ended September 30, 2005 from $23,399 in the nine-month period ended September 30, 2004. The revenue decline was primarily due to declines in our e-mail, lead generation, and coupon services. We reported a 20% decrease in the number of consumer responses during the third quarter, as compared to the same period of the prior year. We reported 4.4 million new consumer registrations for the nine months ended September 30, 2005, an increase of 23% compared to the same period of 2004. Expenses associated with online advertising increased $792 in the nine-month period ended September 30, 2005, compared to the nine-month period ended September 30, 2004. In the nine-month period ended
September 30, 2005, contribution margin for the coolsavings.com business segment decreased 21% to $10,131 from $12,786 in the nine-month period ended September 30, 2004 primarily due to the decline in revenue and increased advertising costs.

      LEAD GENERATION NETWORK BUSINESS SEGMENT

      Net revenues for our Lead Generation Network segment increased to $26,352 in the nine-month period ended September 30, 2005 from $2,152 in the nine-month period ended September 30, 2004. We reported 34.7 million new consumer registrations for the nine-month period ended September 30, 2005, compared to 2.8 million new consumer registrations in the same period of 2004. Expenses allocated to the Lead Generation Network to arrive at contribution margin include partner fee, product development, business development, and sales commission expenses, with partner fee expenses accounting for the majority of the total allocated costs. In the nine-month period ended September 30, 2005, expenses allocated to the Lead Generation Network increased to $18,215 from $1,829 in the nine-month period ended September 30, 2004, and contribution margin increased to $8,137 from $323.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2005, we had $7,588 in cash and cash equivalents, compared to $7,162 at December 31, 2004. Accounts receivable, net of allowances for doubtful accounts, were $10,956 at September 30, 2005 compared to $6,681 at the end of 2004. At September 30, 2005, working capital was $11,300, as compared to negative working capital of $8 at the end of 2004. The working capital increase was due primarily to cash proceeds of $6,628 received from Landmark related to its exercise of a warrant for 13,255,091 shares of our common stock, as discussed below. These proceeds enabled us to eliminate the liability related to the Senior Secured Loan (defined below). Also, the working capital increase was partially due to the increase in our accounts receivable resulting from our revenue growth during the period.

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

      For the nine-month period ended September 30, 2005, net cash provided by operating activities was $866 due mainly to net income generated for the period, offset by an increase in accounts receivable. Net cash provided by operating activities in the nine-month period ended 2004 was $463 resulting primarily from increased revenues and control of cash outlays.

      Net cash used in investing activities was $820 in the nine-month period ended September 30, 2005, as compared to $1,847 for the same period of 2004. Net cash used in investing activities in the first nine months of 2005 resulted primarily from costs incurred to develop our web site and the purchase of computer equipment. Net cash used in investing activities in the first nine months of 2004 resulted from amounts used in our acquisition of TMS, the purchase of computer equipment and the development of our web site.

      Net cash provided by financing activities was $380 in the nine months ended September 30, 2005, as compared to $16 for the same period of 2004. Net cash provided by financing activities in 2005 was due to the proceeds from the exercise of the Landmark Warrant (defined below) and stock options, net of our repayment to Landmark of the Senior Secured Loan. Net cash provided by financing activities in 2004 resulted from the exercise of stock options.

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

      In connection with the Senior Secured Loan, on November 12, 2001, we issued a warrant to Landmark (the "Landmark Warrant"). The Landmark Warrant has a term of eight years and may be exercised in whole or in part at any time. The Landmark Warrant contains a net exercise feature and was exercisable for 10,000,000 shares of our common stock at an exercise price of $0.50 per share at November 12, 2001 (increasing to $0.75 per share on July 30, 2005 if not previously exercised). The number of shares exercisable under the Landmark Warrant automatically increased by two shares of common stock for each dollar of interest accrued on the Senior Secured Loan as paid-in-kind interest. As discussed above, on May 16, 2005, Landmark exercised the Landmark Warrant, in part, to purchase 13,255,091 shares of our common stock at an exercise price of $0.50 per share. As of September 30, 2005, the Landmark Warrant was exercisable for 3,935 shares of our common stock at an exercise price of $0.75 per share.

      The Series B Preferred Stock issued to Landmark is redeemable at Landmark's option at any time, subject to Landmark's agreement, dated March 29, 2005, that until April 1, 2006, it will not require us to redeem any or all of its shares of Series B Preferred Stock as a result of existing defaults on the Senior Secured Loan (the "Forbearance Accommodation Agreement"). As of September 30, 2005, Landmark held 183,364,3888 shares (including dividends paid "in-kind") of Series B Preferred Stock at an aggregate redemption value of $28,493 (and has rights with respect to accrued dividends thereon), 31,110,092 shares of common stock, and the Landmark Warrant to purchase 3,935 shares of our common stock. Landmark's ownership will continue to increase due to the issuance of additional shares of Series B Preferred Stock for dividends accruing on outstanding Series B Preferred Stock. Landmark's ownership also will increase if it exercises the remaining Landmark Warrant.

      Effective August 31, 2002, we entered into a Reimbursement and Security Agreement (the "Reimbursement Agreement") with Landmark. On our behalf, Landmark applied for and received letters of credit in the aggregate amount of $1,599 from Wachovia Bank ("Wachovia") to collateralize lease deposits required with respect to the Company's office facilities (the "Landmark Letters of Credit"). Under the Reimbursement Agreement, we have agreed, among other things, to reimburse Landmark for all amounts that Landmark is required to pay Wachovia under the bank agreement related to the Landmark Letters of Credit, including all fees, penalties, interest and amounts in connection with draws on the Landmark Letters of Credit. The reimbursement obligations are secured by a lien on all of the Company's assets pursuant to the Amended and Restated Loan Agreement. The aggregate amount of letters of credit required to collateralize lease deposits on our current Chicago, Illinois office facilities, together with our new Chicago office facilities associated with the lease agreement effective August 1, 2005, declined to $478 as of September 30, 2005. The decline since
August 31, 2002 was due to the scheduled reductions contained in the lease agreement for our current Chicago, Illinois facility, and the termination of the lease for our San Francisco, California facility, which occurred in May 2005. The Landmark Letter of Credit for our existing Chicago facility of $435 was renewed in 2005 for a one-year period ending April 2006. The Landmark Letter of Credit for our new Chicago facility of $43 expires February 28, 2006. In accordance with the terms of our new lease agreement, the aggregate amount of the Landmark Letters of Credit will increase to $750 upon our occupancy of the new Chicago office space, currently estimated to be March 2006, and then decrease by $75 each year until the sixth anniversary of the occupancy date, at which time the Landmark Letters of Credit for the new Chicago facility will remain at a balance of $400 for the remaining lease term. Landmark may, in its sole discretion, cancel any or all of the Landmark Letters of Credit upon 90 days' written notice to us. If the Landmark Letters of Credit expire or are so cancelled, we would need to enter into an alternate credit arrangement.

      See Note 11 to the Financial Statements included in this Form 10-Q, for a discussion of Landmark's intention to take the Company private through a series of transactions including the purchase of shares of the Company's outstanding Common Stock and Series C Preferred Stock owned by Richard H. Rogel and Hugh R. Lamle and certain of their family members and related persons, Landmark's conversion of all of its Series B Preferred Stock and accrued dividends thereon to common stock, and then a short form merger through which Landmark would acquire all of the remaining outstanding shares of stock of the Company in exchange for $0.80 per share (subject to stockholders' rights of appraisal).


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

      Once FAS 123R is adopted in 2006, we will begin to expense the value of employee stock options in our results of operations. We expect that employee stock options will be measured at fair value using the Black-Scholes option pricing model. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) on FAS 123R to assist reporting companies by simplifying some of the implementation challenges of FAS 123R. In SAB 107, the SEC staff acknowledges that there exists a range of potential conduct, conclusions, or methodologies that reasonably could be applied in estimating fair values of share-based arrangements; thus, if a registrant makes a good-faith estimate in accordance with the provisions of FAS 123R, future events that affect an instrument's fair value will not cast doubt on the reasonableness of the original estimate. As discussed in

Note 11 to the Financial Statements included in this Form 10-Q, on September 13, 2005, Landmark announced its intention to take the Company private through a series of transactions including the purchase of shares of the Company's outstanding Common Stock and Series C Preferred Stock owned by Richard H. Rogel and Hugh R. Lamle and certain of their family members and related persons, Landmark's conversion of all of its Series B Preferred Stock and accrued dividends thereon to common stock, and then a short form merger through which Landmark would acquire all of the remaining outstanding shares of stock of the Company in exchange for $0.80 per share (subject to stockholders' rights of appraisal). As a result of these transactions, if completed, we expect that all outstanding options will be exercised or will terminate. We expect these transactions will be completed by December 31, 2005. If all outstanding options are exercised or terminated by December 31, 2005, no stock option expense will be recorded in 2006, as discussed above.

      In December 2004, the FASB issued Statement No. 153, "Exchanges of Nonmonetary Assets" (FAS 153). This pronouncement amends APB No. 29, "Accounting for Nonmonetary Transactions" (APB 29). FAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets present in APB 29 and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance (i.e., trans-actions that are not expected to result in significant changes in the cash flows of the reporting entity). We do not expect the provisions of FAS
No. 153 to have a material impact on our financial position or results of operations.

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

      WE MAY NOT BE ABLE TO SECURE FINANCING TO MEET OUR SHORT AND LONG TERM CAPITAL NEEDS

      At September 30, 2005, we had $7,588 of cash and cash equivalents. Subject to the Forbearance Accommodation Agreement, Landmark could at any time require us to redeem any or all of the shares of Series B Preferred Stock held by Landmark, which had an aggregate redemption value of $28,493 as of September 30, 2005. Landmark has reserved its rights with respect to all breaches and defaults, and Landmark is under no obligation to advance us any additional funds. If we are unable to generate sufficient cash flows from operations or obtain financing to meet our long-term capital needs, we may be unable to operate our business. If Landmark exercises its redemption rights, we will be unable to continue to operate our business, unless approval is obtained from Landmark to obtain additional financing and we are able to obtain such financing on acceptable terms. We may not be able to obtain such financing.

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

      Due to the proliferation of unsolicited e-mail, many ISPs are developing technologies to limit or eliminate the delivery of unsolicited e-mail to their members. Although we send e-mail only to registered consumers who specifically have requested we do so, the technologies currently in use or those being developed, such as e-mail surcharges, electronic stamps, ISP-approved white lists, or e-mail sender password verifications, may not respect the choices made by our registered consumers. At various times during the first nine months of 2005, and prior periods, we like others in the industry who send e-mail, experienced an ISP's failure to deliver e-mails to their customers who are also our consumers in our permissioned e-mail database.

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

      WE DEPEND ON THE SUCCESSFUL INTRODUCTION OF NEW SERVICES AND FEATURES

      To retain and attract consumers and advertisers, we believe that we will need to continue to introduce additional services and new features across our business. These new features and services may require us to spend significant funds on product development and on educating our advertisers and consumers about our new service offerings. New services and features may contain errors or defects that are discovered only after introduction. Correcting these defects may result in significant costs, service interruptions, loss of advertisers' and consumers' goodwill and damage to our reputation. In addition, our successful introduction of new technologies will depend on our advertisers' ability to adapt to using these technologies, over which we have no control. If we introduce a service or feature that is not favorably received, our consumers may use these services less frequently, our existing advertisers may not renew their contracts, and we may be unable to attract new consumers and advertisers.

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

      OUR BUSINESS WILL BE HARMED IF OUR ONLINE SECURITY MEASURES FAIL

      Because our efforts to attract and retain consumers depend, in part, on potential consumers' expectations of privacy in using our services, our business could be damaged by any security breach of our databases or the CoolSavings Marketing Network. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by these breaches. Someone circumventing our security measures could misappropriate proprietary information, corrupt our database or otherwise interrupt our operations. We could also be subject to liability as a result of any security breach or misappropriation of our registered consumers' personal data. This could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, as well as claims based upon other misuses of personal information, such as unauthorized marketing. These claims could result in costly litigation and could limit our ability to attract and retain advertisers and consumers. Our security measures may fail to prevent security breaches. Any failure to prevent security breaches could damage our reputation and harm our business.

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

      Laws and regulations that apply to Internet advertising and communications and Internet users' privacy are becoming more prevalent. For example, the United States Congress and Federal Trade Commission have adopted laws and regulations regarding the online collection and use of information from children and the content of Internet communications, and the federal government as well as various states regulate e-mail marketing and online privacy. However, even in areas where there has been some legislative action, the laws governing the Internet remain largely unsettled. There is no single government body overseeing our industry, and some existing state laws have different and sometimes inconsistent application to our business. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, taxation, determination of proper state jurisdiction taxation and the need to qualify to do business in a particular state, apply to the Internet, Internet advertising and online activities in general. Also, we have conducted trivia quizzes, sweepstakes and other contests on our Branded Web Properties and the CoolSavings Marketing Network, which may be subject to gaming and sweepstakes laws. Our attempts to comply with these laws may be inadequate, in part because the effect of these laws on our activities is often unclear. In addition, because our Branded Web Properties and the CoolSavings Marketing Network can be accessed from foreign countries, our business may be subject to foreign laws and regulations. Activities that may be acceptable in the United States may not be acceptable in foreign jurisdictions.

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

      OUR REPUTATION AND BUSINESS COULD BE DAMAGED IF WE ENCOUNTER SYSTEM INTERRUPTIONS

      Our web sites must be able to handle a high volume of traffic and transactions. Our database must also handle a large volume of consumer data and information about consumers' usage across our Branded Web Properties and the CoolSavings Marketing Network. The satisfactory performance, reliability and availability of our web sites, database systems and network infrastructure are critical to our reputation and our ability to attract and retain large numbers of consumers. Our revenues depend on promotional offers being readily available for consumers and our ability to process their coupon downloads, e-mail responses and other transactions across our network. Any system interruptions that result in the unavailability of our service or reduced consumer activity would impair the effectiveness of our service to advertisers. Interruptions of service may also inhibit our ability to attract and retain consumers, which in turn could hinder our sales and marketing efforts. We have experienced periodic system interruptions, which may occur from time to time in the future.

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

      We rely on a third-party service provider to provide access to our Branded Web Properties and the CoolSavings Marketing Network and to support their operation. Our network infrastructure is located at the suburban Chicago facility of Exodus, a Savvis Communications Corporation data center. Our support arrangement with this provider is for a term of two years.

      Our success and our ability to attract new consumers and motivate those consumers to respond to our advertisers' offers depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our web servers and the database behind our system, as well as the servers we use to perform data analysis, are currently located at Exodus. Currently, all Branded Web Properties and CoolSavings Marketing Network traffic is directed to the Exodus system, and we maintain a redundant version of our critical systems at our Chicago headquarters. The computer systems at each of our two hosting sites are vulnerable to damage or interruption from floods, fires, power losses, telecommunication failures, and other natural disasters or other unanticipated problems. In addition, the system in our Chicago facility has only two hours of emergency back-up power. The occurrence of a natural disaster or other unanticipated problems at our facility or at the Exodus facility could result in interruptions in, or degradation of, our services. Our business interruption insurance may not adequately compensate us for resulting losses.

      Furthermore, the computer servers running our system are vulnerable to general mechanical breakdown or component failure, computer viruses, physical or electronic break-ins, sabotage, vandalism and similar disruptions, which could lead to loss or corruption of data or prevent us from posting offers on our Branded Web Properties and the CoolSavings Marketing Network, sending e-mail notifications of new offers to our registered consumers or delivering coupons or other certificates to our consumers.

      WE MAY BE HARMED IF RETAILERS REFUSE TO ACCEPT PRINTABLE AND ELECTRONIC/PAPERLESS COUPONS OR IF OUR ADVERTISERS FAIL TO HONOR THEIR OFFERS ON OUR WEB SITE OR TO COMPLY WITH APPLICABLE LAWS

      Our success depends largely upon retailers honoring electronic and printed coupons, including ours, and upon advertisers reliably delivering and accurately representing the listed goods and services. Some traditional retailers may not readily accept computer-generated coupons as valid, in part because of their cashiers' lack of familiarity with them and the risk that coupons can be counterfeited. We have occasionally received, and expect to continue to receive, complaints from consumers about retailers' failure to honor our coupons. If such complaints become more common and/or costly to our consumers, these complaints may be accompanied by requests for reimbursement or threats of legal action against us. Any resulting reimbursements or related litigation could be costly for us, divert management attention, or increase our costs of doing business. If advertisers or retailers fail to honor our coupons, consumers could be less inclined to select future offers. In addition, our advertisers' promotion of their goods and services may not comply with federal, state and local laws. Our role in facilitating advertisers' sales activities may expose us to liability under these laws. If we are exposed to this kind of liability we could be required to pay substantial fines or penalties, redesign our Branded Web Properties, the CoolSavings Marketing Network or business processes, discontinue some of our services or otherwise spend resources to limit our liability.

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

The United States Patent and Trademark Office issued a second action rejecting certain claims of the '648 Patent on June 3, 2005. We will file an appeal with the United States Patent and Trademark Office no later than November 20, 2005, which refutes the findings in the most recent action rejection. The final outcome of the re-examination will probably result in the '648 Patent being narrowed in scope or declared invalid. Such a decision by the United States Patent and Trademark Office to either narrow the scope of the '648 Patent or declare the '648 Patent invalid may harm our business.

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

      These restrictions provide the holder of the Series B Preferred Stock with significant control over us and, in the event Landmark is unable to complete its privatization transaction, may discourage others from initiating potential merger or other change of control transactions.

      Furthermore, as of September 30, 2005, Landmark controlled approximately 86% of the voting power of our outstanding voting stock.

      OUR STOCKHOLDERS COULD SUFFER SUBSTANTIAL DILUTION AS A RESULT OF OUTSTANDING PREFERRED STOCK AND STOCK OPTIONS AND NEW ISSUANCES OF PREFERRED STOCK, AND OUR STOCK PRICE MAY DECLINE IF A LARGE NUMBER OF SHARES ARE SOLD OR THERE IS A PERCEPTION THAT SUCH SALES COULD OCCUR

      As of September 30, 2005, we had a total of 196,116,412 shares of Series B and Series C Preferred Stock issued and outstanding. Under the terms and conditions of the Series B and Series C Preferred Stock, these shares are convertible into an equal number of shares of our common stock at the holders' option. In addition, as of September 30, 2005, we had outstanding warrants exercisable by Landmark to purchase 3,935 shares of our common stock and outstanding stock options exercisable for 5,748,362 shares of our common stock. Also, we continue to issue additional shares of Series B Preferred Stock as "in-kind" payments for dividends accruing on the Series B Preferred Stock. In the event that Landmark is unable to complete its intended transaction to take us private, our stockholders may suffer substantial additional dilution as a result of the issuance of additional shares of preferred stock and warrants. Furthermore, our stock price may decline as a result of sales of a large number of the shares of common stock issuable upon conversion or exercise of the preferred stock, warrants and/or stock options or the perception that such sales could occur.

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

      Historically, the market price of our common stock has been volatile and was be subject to wide fluctuations. During the past six fiscal years, and through the September 13, 2005, the per share closing price of our common stock has fluctuated from a high of $7.13 per share to a low of $0.03 per share. Since the announcement of Landmark's intention to take us private, our common stock has been less volatile with a trading range from a high of $0.79 per share to a low of $0.77 per share. In the event that Landmark is unable to complete the privatization, factors that might cause the market price of our common stock to fluctuate include, without limitation:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had no holdings of derivative financial or commodity instruments at September 30, 2005. However, we are exposed to financial market risks associated with fluctuations in interest rates. Because all of the amounts in our investment portfolio are cash or cash equivalents, the related income would not be significantly impacted by increases or decreases in interest rates due to the short-term nature of our investment portfolio, and we believe our portfolio is at fair value. If market rates were to increase immediately by 10% from levels on September 30, 2005, the fair value of this investment portfolio would increase by an immaterial amount. If market rates were to decrease immediately by 10% from levels on September 30, 2005, the resultant decrease in interest earnings of our investment portfolio would not have a material impact on our earnings as a whole.

      On April 5, 2002, Landmark acquired 10,889,636 shares of our common stock from Lend Lease International Pty. Limited of Australia. Contemporaneously with the purchase, we entered into a call option agreement with Landmark, whereby we have the right to call, subject to certain terms and conditions, all 10,889,636 shares of common stock from Landmark. The call price is $0.08 per share plus seven percent interest thereon, compounded annually. We accounted for this call option as permanent equity and a contribution from Landmark under EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock." We ascribed a value of $1.2 million to the option at issuance.


ITEM 4.  CONTROLS AND PROCEDURES

      Based upon an evaluation of our disclosure controls and procedures performed by management, with the participation of our chief executive officer and chief financial officer, our chief executive officer and chief financial officer have concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (1) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (2) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

      There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In November 2004, a former employee of ours filed a lawsuit against us in the Supreme Court of the State of New York for Suffolk County, alleging that we improperly terminated her employment. The former employee was seeking at least $10,000,000 plus punitive damages. On November 10, 2005, the parties filed a joint stipulation to dismiss the lawsuit with the court as the parties have agreed to settle the lawsuit in principal, without us admitting fault or liability. The settlement amount will not be material to our operating results or liquidity.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES (dollar amounts are shown in thousands)

      At September 30, 2005, we were not in compliance with certain financial covenants of the Amended and Restated Loan Agreement. Defaults under the Amended and Restated Loan Agreement, which cannot be cured, include:

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

      As a result of the defaults under the Amended and Restated Loan Agreement, Landmark may, at its option, require us to redeem, at any time, all of the issued and outstanding Series B Preferred Stock which had an aggregate redemption value of $28,493 as of September 30, 2005. Landmark's redemption rights, however, are subject to Landmark's agreement, dated March 29, 2005, that until April 1, 2006, it will not require us to redeem any or all of its shares of Series B Preferred Stock as a result of existing default.

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



                                    COOLSAVINGS, INC.


Dated:  November 11, 2005           /s/ Matthew Moog
                                    -----------------------------------
                                    Matthew Moog
                                    President and Chief Executive Officer
                                    (duly authorized officer)



Dated:  November 11, 2005           /s/ David B. Arney
                                    -----------------------------------
                                    David B. Arney
                                    Senior Vice President of Operations
                                    and Chief Financial Officer
                                    (principal financial and
                                    accounting officer)